Form 10-K/A
period 2010-12-31
Targa Resources Corp.
filed 2011-03-30
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

As of June 30, 2010, the last day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded. As of February 21, 2011, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $719.7 million (based upon the closing sale price of $31.91 per common stock on that date on The New York Stock Exchange).

As of February 25, 2011, there were 42,349,738 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Targa Resources Corp. (“the Company”) for the fiscal year ended December 31, 2010 is being filed for the purpose of adding an exhibit and providing separate condensed financial information as required by Rule 5-04 of the Securities and Exchange Commission Regulation S-X. These audited financial statements, which were not available prior to the filing of our 2010 Annual Report on Form 10-K, do not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Annual Report, which are included in this Amendment No. 1. Furthermore, these financial statements do not reflect events occurring after the original filing date of our Form 10-K of February 28, 2011.

In connection with filing this Amendment No. 1, the Company is also filing currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

By:  /s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 29, 2011

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of the Annual Report. For a listing of these statements and accompanying footnotes, see "Index to Financial Statements" Page F-1 of this Annual Report.

(a)(2) Schedule I – Condensed Financial Information of Registrant - Parent Only

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

3.9	—	Amendment to Amended and Restated Certificate of Incorporation of Targa Resources, Inc.
3.10	—
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

10.102	—
Amended and Restated Registration Rights Agreement dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.'s Registration Statement on Form S-1/A filed November 12, 2010 (file No. 333-169277)).

21.1	—	List of Subsidiaries of Targa Resources Corp.
23.1*	—	Consent of PricewaterhouseCoopers LLP
31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omotted exhibit or Schedule to the SEC upon request.

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

In preparing the accompanying consolidated financial statements, we have reviewed events that have occurred after December 31, 2010, up until the issuance of the financial statements. See Notes 9, 11, 12and 24.

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

Note 6 – Property, Plant and Equipment

	December 31,
	2010			2009
	Targa Resources Partners LP	TRC-Non-Partnership	Targa Resources Corp-Consolidated	Targa Resources Partners LP	TRC-Non-Partnership	Targa Resources Corp-Consolidated	Range of Years
Natural gas gathering systems	$1,630.9	$-	1,630.9	$1,578.0	$-	$1,578.0	5 to 20
Processing and fractionation facilities	961.9	6.6	968.5	949.8	6.2	956.0	5 to 25
Terminalling and natural gas liquids
storage facilities	244.7	-	244.7	238.6	8.0	246.6	5 to 25
Transportation assets	275.6	-	275.6	271.6	-	271.6	10 to 25
Other property, plant and equipment	46.8	22.6	69.4	45.3	20.9	66.2	3 to 25
Land	51.2	-	51.2	50.9	1.8	52.7	-
Construction in progress	88.4	2.7	91.1	21.3	0.9	22.2	-
	$3,299.5	$31.9	3,331.4	$3,155.5	$37.8	$3,193.3

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
________
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
______
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
___________
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

The following schedules reflect the fair values of derivative instruments in our financial statements:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	December 31,		Sheet	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments
Commodity contracts	Current assets	$24.8	$31.6	Current liabilities	$25.5	$20.7
	Current assets	18.9	11.7	Long-term liabilities	20.5	39.1

Interest rate contracts	Current assets	-	0.2	Current liabilities	7.8	8.0
	Long-term assets	-	1.9	Long-term liabilities	12.3	4.7
Total derivatives designated as hedging instruments		$43.7	$45.4		$66.1	$72.5

Derivatives not designated as hedging instruments
Commodity contracts	Current assets	$0.4	$1.1	Current liabilities	$0.9	$0.5
	Long-term assets	-	0.2	Long-term liabilities	-	-
Total derivatives not designated as hedging instruments		$0.4	$1.3		$0.9	$0.5
Total derivatives		$44.1	$46.7		$67.0	$73.0

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

	Payment Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Partnership:
Operating lease and service contract (1)	$36.7	$10.6	$8.4	$3.8	$2.7	$2.6	$8.6
Capacity and terminalling payments (2)	12.9	6.6	4.7	1.6	-	-	-
Land site lease and right-of-way (3)	20.4	1.3	1.2	1.2	1.1	1.0	14.6
TRC:
Operating leases (4)	15.3	2.5	2.1	2.2	2.2	2.2	4.1
	$85.3	$21.0	$16.4	$8.8	$6.0	$5.8	$27.3
______
(1)	Includes minimum lease payment obligations associated with gas processing plant site leases, railcar leases, and office space leases.
(2)	Consists of capacity payments for firm transportation contracts.
(3)	Provides for surface and underground access for gathering, processing, and distribution assets that are located on property not owned by us; agreements expire at various dates through 2099.
(4)	Includes minimum lease payment obligations associated with corporate operations.

The following table shows the above mentioned expenses of the Partnership:

	Year Ended December 31,
	2010	2009	2008
Operating leases	$13.5	$13.7	$14.7
Capacity payments	8.6	9.6	6.7
Land site lease and right-of-way	2.8	2.3	4.0

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
______
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

Set forth below is reconciliation between our income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision in the accompanying consolidated statements of operations for the periods indicated:

	Years Ending
	December 31,
Income tax reconciliation:	2010	2009	2008
Income before income taxes	$85.8	$99.8	$153.7
Less: Net income attributable to noncontrolling interest	(78.3)	(49.8)	(97.1)
Income attributable to TRC before income taxes	7.5	50.0	56.6
Federal statutory income tax rate	35%	35%	35%
U.S. federal income tax provision at statutory rate	2.6	17.5	19.8
State income taxes, net of federal tax benefit (1)	13.4	1.8	1.2
Valuation allowance	3.0	-	-
Other, net	3.5	1.4	(1.7)
Income Tax Provision	$22.5	$20.7	$19.3
________
(1)	For 2010, primarily consists of the write-off of an $11.9 million Texas margin tax credit.

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

Note 21 – Segment Information

The Partnership’s operations are presented under four segments: (1) Field Gathering and Processing, (2) Coastal Gathering and Processing, (3) Logistics Assets and (4) Marketing and Distribution. The financial results of our hedging activities are reported in Other.

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

	Year Ended December 31, 2010
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$211.6	$446.6	$84.5	$4,713.5	$4.0	$-	$9.0	$5,469.2
Intersegment revenues	1,084.4	755.7	88.0	494.8	-	(2,422.9)	-	-
Revenues	$1,296.0	$1,202.3	$172.5	$5,208.3	$4.0	$(2,422.9)	$9.0	$5,469.2
Operating margin	$236.6	$107.8	$83.8	$80.5	$4.0	$-	$8.6	$521.3
Other financial information:
Total assets	$1,623.4	$451.5	$471.9	$519.9	$44.1	$75.6	$207.4	$3,393.8
Capital expenditure	$67.8	$6.9	$66.3	$2.7	$-	$-	$3.5	$147.2

	Year Ended December 31, 2009
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$191.7	$392.0	$76.7	$3,797.1	$46.3	$-	$32.2	$4,536.0
Intersegment revenues	780.1	525.0	79.5	337.4	-	(1,722.0)	-	-
Revenues	$971.8	$917.0	$156.2	$4,134.5	$46.3	$(1,722.0)	$32.2	$4,536.0
Operating margin	$183.2	$89.7	$74.3	$83.0	$46.3	$-	$33.4	$509.9
Other financial information:
Total assets	$1,668.2	$489.0	$414.4	$442.3	$46.8	$92.0	$214.8	$3,367.5
Capital expenditure	$53.4	$14.0	$15.8	$16.0	$-	$-	$2.7	$101.9

	Year Ended December 31, 2008
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$415.9	$781.2	$69.1	$6,797.5	$(33.6)	$-	$(31.2)	$7,998.9
Intersegment revenues	1,530.8	736.4	103.4	619.5	-	(2,990.1)	-	-
Revenues	$1,946.7	$1,517.6	$172.5	$7,417.0	$(33.6)	$(2,990.1)	$(31.2)	$7,998.9
Operating margin	$385.4	$105.4	$40.1	$41.3	$(33.6)	$-	$(33.4)	$505.2
Other financial information:
Total assets	1,725.7	$522.4	$421.5	$356.9	$202.1	$120.0	$293.2	$3,641.8
Capital expenditure	82.7	13.1	37.2	4.2	-	-	8.3	145.5

The following table shows our revenues by product and service for each period presented:

	Year Ended December 31,
	2010	2009	2008
Natural gas sales	$1,076.5	$809.4	$1,590.3
NGL sales	4,115.3	3,365.3	6,148.4
Condensate sales	95.1	95.5	131.5
Fractionating and treating fees	55.8	61.2	66.8
Storage and terminalling fees	40.1	41.0	33.0
Transportation fees	33.8	43.4	39.2
Gas processing fees	32.1	24.0	22.0
Hedge settlements	9.1	69.7	(65.1)
Business interruption insurance	6.0	21.5	32.9
Other	5.4	4.6	(0.1)
	$5,469.2	$4,536.0	$7,998.9

The following table is a reconciliation of operating margin to net income for each period presented:

	Year Ended December 31,
	2010	2009	2008
Reconciliation of operating margin to net income
Operating margin	$521.3	$509.9	$505.2
Depreciation and amortization expense	(185.5)	(170.3)	(160.9)
General and administrative expense	(144.4)	(120.4)	(96.4)
Interest expense, net	(110.9)	(132.1)	(141.2)
Income tax expense	(22.5)	(20.7)	(19.3)
Other, net	5.3	12.7	47.0
Net income	$63.3	$79.1	$134.4

Note 22 – Other Operating Income
Our other operating (income) expense consists of the following items for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Abandoned project costs	$0.1	$5.5	$-
Casualty loss (gain) adjustment (see Note 13)	(3.3)	(3.6)	19.3
Loss (gain) on sale of assets (1)	(1.5)	0.1	(5.9)
	$(4.7)	$2.0	$13.4
________
(1)	For 2008, $5.8 million gain on sale of assets was due to a like-kind exchange. See Note 20.

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

Subsequent Event. In February 2011, our Compensation Committee (the “Committee”) made awards to our executive management for the 2011 compensation cycle of 33,140 restricted common shares under TRC’s Plan that will vest three years from the grant date and 68,030 equity-settled performance units under the Partnership’s LTIP that will vest in June 2014. The settlement value of these performance unit awards will be determined using the formula adopted for the performance unit awards granted in December 2009.

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

SCHEDULE 1
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders
of Targa Resources Corp:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2011 appearing in the Form 10-K of Targa Resources Corp. (which report and consolidated financial statements are included in this Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2011

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED BALANCE SHEET

	December 31,
	2010	2009
	(In millions)
ASSETS
Current assets	$-	$-
Long-term debt issue costs	0.6	2.8
Deferred income taxes	12.5	16.0
Investment in consolidated subsidiaries	223.2	762.4
Total assets	$236.3	$781.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued current liabilities	$2.7	$-
Long-term debt	89.3	385.4

Commitments and contingencies

Convertible cumulative participating series B preferred stock	-	308.4

Targa Resources Corp. stockholders' equity	144.3	87.4
Total liabilities and stockholders' equity	$236.3	$781.2

See accompanying note to condensed financial statements

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)
Equity in net income (loss) of consolidated subsidiaries	$(16.3)	$30.9	$51.8
General and administrative expenses	(20.5)	(0.2)	(0.5)
Gain on sale of assets	1.1
Income (loss) from operations	(35.7)	30.7	51.3

Other income (expense):
Gain on debt extinguishment	35.2	24.5	16.1
Interest expense	(11.2)	(26.6)	(37.9)
Income (loss) before income taxes	(11.7)	28.6	29.5
Deferred income tax (expense) benefit	(3.3)	0.7	7.8
Net income (loss) attributable to Targa Resources Corp.	(15.0)	29.3	37.3
Dividends on Series B preferred stock	(9.5)	(17.8)	(16.8)
Undistributed earnings attributable to preferred shareholders	-	(11.5)	(20.5)
Dividends on common equivalents	(177.8)	-	-
Net income (loss) available to common shareholders	$(202.3)	$-	$-
Net income (loss) available per common share	$(30.94)	$-	$-
Weighted average shares outstanding - basic and diluted	6.5	3.8	3.8

See accompanying note to condensed financial statements

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		(In millions)
Net cash used in operating activities	$(4.4)	$(6.2)	$(7.5)

Investing activities
Distribution and return of advances from consolidated subsidiaries	721.0	39.2	69.3
Net cash provided by investing activities	721.0	39.2	69.3

Financing activities:
Issuance of common stock	0.9	0.3	0.8
Repurchase of common stock	(0.1)	-	(0.5)
Repurchase of long-term debt	(269.3)	(33.3)	(62.1)
Dividends to preferred shareholders	(210.1)	-	-
Dividends to common and common equivalent shareholders	(238.0)	-	-
Net cash used in financing activities	(716.6)	(33.0)	(61.8)

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	-	-	-
Cash and cash equivalents - end of year	$-	$-	$-

See accompanying note to condensed financial statements

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT –
TARGA RESOURCES CORP.
NOTE TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed financial statements represent the financial information required by Rule 5-04 of the Securities and Exchange Commission Regulation S-X for Targa Resources Corp.

In the condensed financial statements, Targa’s investments in consolidated subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the consolidated subsidiaries are recorded in the balance sheets. The income (loss) from operations of the consolidated subsidiaries is reported as equity in income (loss) of consolidated subsidiaries.

A substantial amount of Targa’s operating, investing and financing activities are conducted by its affiliates. The condensed financial statements should be read in conjunction with Targa’s consolidated financial statements, which begin on page F-3 of this Annual Report.