Form 10-Q
period 2011-06-30
Targa Resources Corp.
filed 2011-08-08
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, there were 42,349,738 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II-Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

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

•
the risks described elsewhere in “Part II–Other Information, Item 1A. Risk Factors” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and, our reports and registration statements filed from time to time with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$154.7	$188.4
Trade receivables, net of allowances of $7.9 million	495.8	466.6
Inventory	69.9	50.4
Deferred income taxes	13.8	3.6
Assets from risk management activities	22.5	25.2
Other current assets	22.7	16.3
Total current assets	779.4	750.5
Property, plant and equipment, at cost	3,498.3	3,331.4
Accumulated depreciation	(910.9)	(822.4)
Property, plant and equipment, net	2,587.4	2,509.0
Long-term assets from risk management activities	13.2	18.9
Other long-term assets	121.3	115.4
Total assets	$3,501.3	$3,393.8

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$326.4	$254.2
Accrued liabilities	319.4	335.8
Liabilities from risk management activities	56.9	34.2
Total current liabilities	702.7	624.2
Long-term debt	1,265.8	1,534.7
Long-term liabilities from risk management activities	44.5	32.8
Deferred income taxes	119.9	111.6
Other long-term liabilities	64.4	54.4

Commitments and contingencies (see Note 12)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300.0 million shares authorized, 42.4 million and 42.3 million shares issued and outstanding as of June 30, 2011 and December 31, 2010)	-	-
Preferred stock ($0.001 par value, 100.0 million shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010)	-	-
Additional paid-in capital	257.2	244.5
Accumulated deficit	(83.5)	(100.8)
Accumulated other comprehensive income (loss)	(4.2)	0.6
Total Targa Resources Corp. stockholders' equity	169.5	144.3
Noncontrolling interests in subsidiaries	1,134.5	891.8
Total owners' equity	1,304.0	1,036.1
Total liabilities and owners' equity	$3,501.3	$3,393.8

See notes to consolidated financial statements

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In millions, except per share amounts)
Revenues	$1,727.7	$1,240.1	$3,345.8	$2,723.7
Costs and expenses:
Product purchases	1,477.2	1,057.9	2,877.8	2,355.6
Operating expenses	71.6	61.9	137.6	124.2
Depreciation and amortization expenses	45.3	43.9	88.7	86.7
General and administrative expenses	35.1	28.0	69.7	54.0
	1,629.2	1,191.7	3,173.8	2,620.5
Income from operations	98.5	48.4	172.0	103.2
Other income (expense):
Interest expense, net	(28.0)	(26.4)	(56.5)	(53.9)
Equity in earnings of unconsolidated investment	1.3	2.4	3.0	2.7
Gain (loss) on debt repurchases (see Note 5)	-	-	-	(17.4)
Gain (loss) on early debt extinguishment, net (see Note 5)	-	(10.2)	-	18.7
Gain (loss) on mark-to-market derivative instruments	(3.2)	-	(3.2)	(0.3)
Other income (expense), net	-	0.1	(0.1)	0.2
Income before income taxes	68.6	14.3	115.2	53.2
Income tax benefit (expense):
Current	(4.6)	(0.9)	(10.1)	(1.7)
Deferred	(0.7)	(6.0)	(1.0)	(8.2)
	(5.3)	(6.9)	(11.1)	(9.9)
Net income	63.3	7.4	104.1	43.3
Less: Net income attributable to noncontrolling interests	52.8	19.0	86.8	33.0
Net income (loss) attributable to Targa Resources Corp.	10.5	(11.6)	17.3	10.3
Dividends on Series B preferred stock	-	(2.4)	-	(7.0)
Dividends on common equivalents	-	(177.8)	-	(177.8)
Net income (loss) available to common shareholders	$10.5	$(191.8)	$17.3	$(174.5)

Net income (loss) available per common share - basic	$0.26	$(48.10)	$0.42	$(21.36)
Net income (loss) available per common share - diluted	$0.25	$(48.10)	$0.42	$(21.36)
Weighted average shares outstanding - basic	41.0	4.0	41.0	8.2
Weighted average shares outstanding - diluted	41.4	4.0	41.3	8.2

See notes to consolidated financial statements

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In millions)
Net income (loss) attributable to Targa Resources Corp.	$10.5	$(11.6)	$17.3	$10.3
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	0.3	9.7	(9.0)	45.2
Settlements reclassified to revenues	-	(2.8)	0.1	(0.1)
Interest rate swaps:
Change in fair value	(0.4)	(0.1)	(0.1)	(1.9)
Settlements reclassified to interest expense, net	0.4	0.6	0.8	1.1
Related income taxes	(0.1)	(3.9)	3.3	(18.1)
Other comprehensive income (loss) attributable to Targa Resources Corp.	0.2	3.5	(4.9)	26.2
Comprehensive income (loss) attributable to Targa Resources Corp.	10.7	(8.1)	12.4	36.5

Net income attributable to noncontrolling interests	52.8	19.0	86.8	33.0
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	4.1	22.6	(47.9)	45.0
Settlements reclassified to revenues	9.7	(2.7)	13.6	(0.6)
Interest rate swaps:
Change in fair value	(1.8)	(10.0)	(1.8)	(14.9)
Settlements reclassified to interest expense, net	1.8	2.8	3.8	3.9
Other comprehensive income (loss) attributable to noncontrolling interests	13.8	12.7	(32.3)	33.4
Comprehensive income (loss) attributable to noncontrolling interests	66.6	31.7	54.5	66.4

Total comprehensive income (loss)	$77.3	$23.6	$66.9	$102.9

See notes to consolidated financial statements

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY

					Accumulated
			Additional		Other	Non
	Common Stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2010	42,292	$-	$244.5	$(100.8)	$0.6	$891.8	$1,036.1
Compensation on equity grants	58	-	7.7	-	-	-	7.7
Sale of limited partner interests in the Partnership	-	-	-	-	-	298.0	298.0
Impact of equity transactions of the Partnership	-	-	19.1	-	-	(19.1)	-
Dividends	-	-	(14.1)	-	-	-	(14.1)
Distributions to noncontrolling interests	-	-	-	-	-	(92.3)	(92.3)
Contributions from noncontrolling interests	-	-	-	-	-	1.6	1.6
Other comprehensive income	-	-	-	-	(4.8)	(32.3)	(37.1)
Net income	-	-	-	17.3	-	86.8	104.1
Balance, June 30, 2011	42,350	$-	$257.2	$(83.5)	$(4.2)	$1,134.5	$1,304.0

See notes to consolidated financial statements

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities	(In millions)
Net income	$104.1	$43.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	5.9	4.7
Paid-in-kind interest expense	-	6.0
Compensation on equity grants	7.7	0.4
Depreciation and amortization expense	88.7	86.7
Accretion of asset retirement obligations	1.8	1.6
Deferred income tax expense	1.0	8.2
Equity in earnings (losses) of unconsolidated investment, net of distributions	-	(0.6)
Risk management activities	1.2	14.4
(Gain) loss on debt repurchases	-	17.4
(Gain) loss on early debt extinguishment	-	(18.7)
Changes in operating assets and liabilities:
Receivables and other assets	(33.2)	34.2
Inventory	(17.4)	(10.4)
Accounts payable and other liabilities	61.7	(37.8)
Net cash provided by (used in) operating activities	221.5	149.4
Cash flows from investing activities
Outlays for property, plant and equipment	(138.2)	(46.9)
Business acquisition	(29.0)	-
Investment in unconsolidated affiliate	(6.0)	-
Unconsolidated affiliate distributions in excess of accumulated earnings	0.6	-
Proceeds from sales of assets	-	0.2
Other	-	1.9
Net cash provided by (used in) investing activities	(172.6)	(44.8)
Cash flows from financing activities
Loan Facilities of the Partnership:
Borrowings	611.0	635.8
Repayments	(1,178.3)	(385.2)
Proceeds from issuance of senior notes	325.0	-
Cash paid on note exchange	(27.7)	-
Loan Facilities- Non-Partnership:
Borrowings	-	495.0
Repayments	-	(713.9)
Contributions from noncontrolling interests	1.6	-
Distributions to noncontrolling interests	(92.3)	(65.3)
Proceeds from sale of Partnership interests	-	224.7
Partnership equity transactions	298.0	139.7
Repurchases of common stock	-	(0.1)
Stock options exercised	-	0.9
Dividends to common and common equivalent shareholders	(13.7)	(200.0)
Dividends to preferred shareholders	-	(219.9)
Costs incurred in connection with financing arrangements	(6.2)	(19.3)
Net cash provided by (used in) financing activities	(82.6)	(107.6)
Net change in cash and cash equivalents	(33.7)	(3.0)
Cash and cash equivalents, beginning of period	188.4	252.4
Cash and cash equivalents, end of period	$154.7	$249.4

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

Note 1 — Organization

Targa Resources Corp. (“TRC”) is a Delaware corporation formed in October 2005. Our common stock is listed on the New York Stock Exchange under the symbol “TRGP.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Targa” are intended to mean our consolidated business and operations, including our wholly-owned subsidiary TRI Resources Inc. (“TRI”).

Note 2 — Basis of Presentation

We have prepared these unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. While we derived the year-end balance sheet data from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. Certain amounts in the prior periods have been reclassified to conform to the current year presentation. In the Statement of Cash Flows presented in this Quarterly Report, we have reclassified $22.8 million of redemption payments of interest associated with our Holdco loan facility for the six months ended June 30, 2010 from operating activities to financing activities to conform to our presentation of such redemption payments which we previously adopted in connection with the preparation of our financial statements for the year ended December 31, 2010. We believe such presentation better reflects the characteristics of such payments as those were at amounts below the original principal of the redeemed notes. During the preparation of this Quarterly Report, we noted that we had inadvertently omitted such reclassification in our Statement of Cash Flows for the three months ended March 31, 2010 in our Form 10-Q for the period ended March 31, 2011. However, we have concluded that the resulting misclassification of redemption payments of $22.8 million as operating rather than as financing cash flows for the three months ended March 31, 2010 was not material. See Note 11. The unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010 include all adjustments which we believe are necessary for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation.

Our financial results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2010.

Targa Resources GP LLC (the “General Partner”), an indirect wholly owned subsidiary of ours, is the general partner of Targa Resources Partners LP (the “Partnership”). Because we control the General Partner of the Partnership, under GAAP, we must reflect our ownership interest in the Partnership on a consolidated basis. Accordingly, our financial results are combined with the Partnership’s financial results in our consolidated financial statements, even though the distribution or transfer of Partnership assets are limited by the terms of the partnership agreement, as well as restrictive covenants in the Partnership’s lending agreements. The limited partner interests in the Partnership not owned by our controlled affiliates are reflected in our results of operations as net income attributable to non-controlling interests and in our balance sheet equity section as noncontrolling interests in subsidiaries. Throughout these footnotes, we make a distinction where relevant between financial results of the Partnership versus those of a standalone parent and its non-partnership subsidiaries.

As of June 30, 2011, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all Incentive Distribution Rights (“IDRs”); and

•	11,645,659 common units of the Partnership, representing a 13.7% limited partnership interest.

The Partnership is engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; and storing and terminaling refined petroleum products and crude oil. See Note 14 for an analysis of our and the Partnership’s operations by segment.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies followed by the Company are set forth in Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to these policies during the six months ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment, which becomes effective during interim and annual periods beginning after December 15, 2011, requires additional disclosures with regard to fair value measurements categorized within Level 3 of the fair value hierarchy. Early adoption is not permitted.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendment, which becomes effective during interim and annual periods beginning after December 15, 2011, stipulates the financial statement presentation requirements for other comprehensive income. Our financial statement presentation complies with this standards update.

Note 4 — Property, Plant and Equipment

	June 30, 2011			December 31, 2010
	Targa		Targa			Targa	Estimated
	Resources	TRC	Resources	Targa	TRC	Resources	Useful
	Partners	Non-	Corp.	Resources	Non-	Corp.	Lives
	LP	Partnership	Consolidated	Partners LP	Partnership	Consolidated	(In Years)
Natural gas gathering systems	$1,678.0	$-	$1,678.0	$1,630.9	$-	$1,630.9	5 to 20
Processing and fractionation facilities	1,037.6	6.6	1,044.2	961.9	6.6	968.5	5 to 25
Terminaling and storage facilities (1)	272.2	-	272.2	244.7	-	244.7	5 to 25
Transportation assets	277.2	-	277.2	275.6	-	275.6	10 to 25
Other property, plant and equipment	50.9	22.7	73.6	46.8	22.6	69.4	3 to 25
Land	53.2	-	53.2	51.2	-	51.2	-
Construction in progress	96.1	3.8	99.9	88.4	2.7	91.1	-
	$3,465.2	$33.1	$3,498.3	$3,299.5	$31.9	$3,331.4
_________
(1)	Includes the March 2011 acquisition of a refined petroleum products and crude oil storage facility, for which the Partnership paid $29.0 million.

Note 5 — Debt Obligations

	June 30,	December 31,
	2011	2010
Long-term debt:
Non-Partnership obligations:
TRC Holdco loan facility, variable rate, due February 2015	$89.3	$89.3
TRI Senior secured revolving credit facility, variable rate, due July 2014 (1)	-	-
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due July 2015 (3)	198.0	765.3
Senior unsecured notes, 8¼% fixed rate, due July 2016	209.1	209.1
Senior unsecured notes, 11¼% fixed rate, due July 2017	72.7	231.3
Unamortized discounts	(3.1)	(10.3)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	-
Unamortized discounts	(33.8)	-
Total long-term debt	$1,265.8	$1,534.7
Irrevocable standby letters of credit:
Letters of credit outstanding under TRI's Senior secured credit facility (1)	$-	$-
Letters of credit outstanding under the Partnership's Senior secured revolving credit facility (3)	86.3	101.3
	$86.3	$101.3
_________
(1)
As of June 30, 2011, the entire amount of TRI’s $75.0 million credit facility was available for letters of credit and includes a limited borrowing capacity for borrowings on same-day notice referred to as swing line loans. Our available capacity under this facility was $75.0 million.

(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of June 30, 2011, availability under the Partnership’s $1.1 billion senior secured revolving credit facility was $815.7 million.

The following table shows the range of interest rates paid and weighted average interest rate paid on our and the Partnership’s variable-rate debt obligations during the six months ended June 30, 2011:

	Range of Interest	Weighted Average
	Rates Paid	Interest Rate Paid
Holdco loan facility of Targa	3.2% - 3.3%	3.3%
Senior secured term loan facility of TRI, due 2014	N/A	N/A
Senior secured revolving credit facility of the Partnership	2.4% - 5.8%	2.9%

Compliance with Debt Covenants

As of June 30, 2011, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Holdco Credit Agreement

During the six months ended June 30, 2010, we completed transactions that have been recognized in our consolidated financial statements as a debt extinguishment, and recognized a pretax gain of $32.8 million. The transactions included payments of $131.4 million to acquire $164.2 million of outstanding borrowings under our Holdco credit agreement and write offs of associated debt issue costs totaling $1.2 million.

Senior Secured Credit Agreement of TRI

During the six months ended June 30, 2010, we incurred a loss on debt repurchases of $17.4 million comprising $10.9 million of premiums paid and $6.5 million from the write-off of debt issue costs related to the repurchase of our 8½% senior notes. The premiums paid were included as a cash outflow from a financing activity in the Statement of Cash Flows.

During the six months ended June 30, 2010, we also incurred a loss on debt extinguishments of $12.9 million from the write-off of debt issue costs related to the repayments of our term loan and terminations of our synthetic letter of credit and revolving credit facilities.

6⅞% Senior Notes of the Partnership

On February 2, 2011, the Partnership closed a private placement of $325.0 million in aggregate principal amount of 6⅞% Senior Notes due 2021 (“the 6⅞% Notes”). The net proceeds of this offering were $318.8 million after deducting expenses of the offering. The Partnership used the net proceeds from the offering to reduce borrowings under its senior secured credit facility and for general partnership purposes.

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

The 6⅞% Notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under the Partnership’s credit facility. They are senior in right of payment to any of the Partnership’s future subordinated indebtedness and are unconditionally guaranteed by certain of the Partnership’s subsidiaries. These notes are effectively subordinated to all secured indebtedness under the Partnership’s credit agreement, which is secured by substantially all of the Partnership’s assets, to the extent of the value of the collateral securing that indebtedness.

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

The Partnership may redeem 35% of the aggregate principal amount of the 6⅞% Notes at any time prior to February 1, 2014, with the net cash proceeds of one or more equity offerings. The Partnership must pay a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date provided that:

1)	at least 65% of the aggregate principal amount of the 6⅞% Notes (excluding 6⅞% Notes held by the Partnership) remains outstanding immediately after the occurrence of such redemption; and

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

Note 6 — Partnership Units and Related Matters

On January 24, 2011, the Partnership completed a public offering of 8,000,000 common units representing limited partner interests in the Partnership (“common units”) under an existing shelf registration statement on Form S-3 at a price of $33.67 per common unit ($32.41 per common unit, net of underwriting discounts), providing net proceeds of $259.2 million. Pursuant to the exercise of the underwriters’ overallotment option, on February 3, 2011, the Partnership issued an additional 1,200,000 common units, providing net proceeds of $38.8 million. In addition, we contributed $6.3 million to the Partnership for 187,755 general partner units to maintain our 2% interest in the Partnership.

Distributions for the six months ended June 30, 2011 and 2010 were as follows:

		Distributions (1)
	For the Three	Limited Partners	General Partner			Distributions to Targa Resources	Distributions per limited
Date Paid	Months Ended	Common	Incentive	2%	Total	Corp.	partner unit
		(In millions, except per unit amounts)

May 13, 2011	March 31, 2011	$47.3	$6.8	$1.1	$55.2	$14.4	$0.5575
February 14, 2011	December 31, 2010	46.4	6.0	1.1	53.5	13.5	0.5475
August 13, 2010	June 30, 2010	35.9	3.5	0.8	40.2	10.4	0.5275
May 14, 2010	March 31, 2010	35.2	2.8	0.8	38.8	9.6	0.5175
February 12, 2010	December 31, 2009	35.2	2.8	0.8	38.8	14.0	0.5175
_________
(1)
On July 11, 2011, the Partnership announced a cash distribution of $0.57 per common unit on its outstanding common units for the three months ended June 30, 2011, to be paid on August 12, 2011. The distribution to be paid is $41.7 million to the Partnership’s third-party limited partners, and $6.6 million, $7.8 million and $1.2 million to Targa for its ownership of common units, incentive distribution rights and its 2% general partner interest in the Partnership.

Note 7 — Common Stock and Related Matters

Secondary Offering

On April 26, 2011, certain of our stockholders sold, in a secondary public offering, 5,650,000 shares of our common stock under a registration statement on Form S-1 at a price of $31.73 per share of common stock ($30.65 per share, net of underwriting discounts), providing additional net proceeds of $173.2 million to selling stockholders. We received no proceeds from the sale of shares by the selling stockholders. Pursuant to the exercise of the underwriters’ overallotment option, selling stockholders also sold an additional 847,500 shares of our common stock, providing net proceeds of $26.0 million. We incurred approximately $0.6 million of expenses in connection with the offering, including all expenses of the selling stockholders which we have paid.

Dividends

Dividends since our initial public offering on December 10, 2010 through June 30, 2011 were as follows:

Date Paid	For the Three Months Ended	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock (2)
(In millions, except per share amounts)
May 13, 2011	March 31, 2011	$11.5	$11.2	$0.3	$0.2725
February 14, 2011	December 31, 2010	2.6	2.5	0.1	0.0616	(3)
_________
(1)	Represents accrued dividends on the 2011 Long Term Incentive Plan, to be paid August 2014.
(2)	On July 11, 2011, we announced a quarterly dividend of $0.29 per share of our common stock on our outstanding common stock for the three months ended June 30, 2011, to be paid on August 16, 2011.
(3)	Represents a prorated dividend for the portion of the fourth quarter of 2010 that the Company was public.

Note 8 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$63.3	$7.4	$104.1	$43.3
Less: Net income attributable to noncontrolling interest	52.8	19.0	86.8	33.0
Net income attributable to Targa Resources Corp.	10.5	(11.6)	17.3	10.3
Dividends on Series B preferred stock	-	(2.4)	-	(7.0)
Distributions to common equivalents	-	(177.8)	-	(177.8)
Net income attributable to common shareholders	$10.5	$(191.8)	$17.3	$(174.5)

Weighted average shares outstanding - basic	41.0	4.0	41.0	8.2

Net income (loss) available per common share - basic	$0.26	$(48.10)	$0.42	$(21.36)

Weighted average shares outstanding	41.0	4.0	41.0	8.2
Dilutive effect of unvested stock awards	0.4	-	0.3	-
Weighted average shares outstanding - diluted	41.4	4.0	41.3	8.2

Net income (loss) available per common share - diluted	$0.25	$(48.10)	$0.42	$(21.36)

Note 9 — Derivative Instruments and Hedging Activities

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

The hedges generally match the NGL product composition and the NGL and natural gas delivery points to those of the Partnership’s physical equity volumes. The NGL hedges cover baskets of ethane, propane, normal butane, isobutane and natural gasoline based upon the Partnership’s expected equity NGL composition, as well as specific NGL hedges of ethane and propane. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Additionally, the NGL hedges are based on published index prices for delivery at Mont Belvieu and the natural gas hedges are based on published index prices for delivery at Permian Basin, Mid-Continent and WAHA, which closely approximate the Partnership’s actual NGL and natural gas delivery points.

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

Hedge ineffectiveness has been immaterial for all periods.

At June 30, 2011, the notional volumes of the Partnership’s commodity hedges were:

Commodity	Instrument	Unit	2011	2012	2013	2014
Natural Gas	Swaps	MMBtu/d	38,470	31,790	17,089	-
NGL	Swaps	Bbl/d	10,118	9,361	4,150	-
NGL	Floors	Bbl/d	253	294	-	-
Condensate	Swaps	Bbl/d	1,730	1,660	1,795	700

Interest Rate Swaps

As of June 30, 2011, the Partnership had $198.0 million outstanding under its credit facility, with interest accruing at a base rate plus an applicable margin. In order to mitigate the risk of changes in cash flows attributable to changes in market interest rates, the Partnership has entered into interest rate swaps and interest rate basis swaps as shown below:

Period	Fixed Rate	Notional Amount	Fair Value
Remainder of 2011	3.52%	$300	$(5.0)
2012	3.40%	300	(7.1)
2013	3.39%	300	(6.3)
1/1/2014 - 4/24/2014	3.39%	300	(1.9)
			$(20.3)

Derivative Instruments Not Designated as Hedging Instruments

The Partnership’s fixed interest rate swaps, which total $300.0 million in notional principal, and interest rate basis swaps, which total $200.0 million in notional principal, had been designated as cash flow hedges of variable rate interest payments on borrowings under the Partnership’s credit facility until February 11, 2011, when the Partnership de-designated $125.0 million notional principal of fixed interest rate swaps and $25.0 million notional principal of interest rate basis swaps. The Partnership de-designated the swaps as its borrowings under its credit facility reduced below $300.0 million, which is the total notional amount of the Partnership’s fixed interest rate swaps. The de-designated swaps receive mark-to-market treatment, with changes in fair value, cash and accrued settlements recorded to other income (expense).

The Partnership frequently enters into derivative instruments to manage location basis differentials. Based on the current application of the basis derivatives, the Partnership does not account for these derivatives as hedges and records changes in fair value and cash settlements to revenues.

The following schedules reflect the fair values of the Partnership’s derivative instruments in our financial statements:

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010
Designated as hedging instruments
Commodity contracts	Current assets	$22.1	$24.8	Current liabilities	$48.4	$25.5
	Long-term assets	12.8	18.9	Long-term liabilities	32.0	20.5
Interest rate contracts	Current assets	-	-	Current liabilities	4.8	7.8
	Long-term assets	-	-	Long-term liabilities	7.5	12.3
Total designated as hedging instruments		$34.9	$43.7		$92.7	$66.1

Not designated as hedging instruments
Commodity contracts	Current assets	$0.4	$0.4	Current liabilities	$0.7	$0.9
	Long-term assets	0.4	-	Long-term liabilities	-	-
Interest rate contracts	Current assets	-	-	Current liabilities	3.0	-
	Long-term assets	-	-	Long-term liabilities	5.0	-
Total not designated as hedging instruments		$0.8	$0.4		$8.7	$0.9
Total derivatives		$35.7	$44.1		$101.4	$67.0

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The following tables reflect amounts recorded in accumulated other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense:

	Gain (Loss)
	Recognized in OCI on
Derivatives in	Derivatives (Effective Portion)
Cash Flow Hedging	Three Months Ended June 30,		Six Months Ended June 30,
Relationships	2011	2010	2011	2010
Interest rate contracts	$(2.2)	$(10.1)	$(1.9)	$(16.8)
Commodity contracts	4.4	32.3	(56.9)	90.2
	$2.2	$22.2	$(58.8)	$73.4

	Gain (Loss)
	Reclassified from OCI into
	Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss	2011	2010	2011	2010
Interest expense, net	$(2.2)	$(3.4)	$(4.6)	$(5.0)
Revenues	(9.7)	5.5	(13.7)	0.7
	$(11.9)	$2.1	$(18.3)	$(4.3)

Our earnings are also affected by the use of the mark-to-market method of accounting for the Partnership’s derivative financial instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the “mark-to-market” method) rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying price indices. For the three and six months ended June 30, 2011, the Partnership recorded losses of $3.2 million related to de-designated interest rate swaps. For the three and six months ending June 30, 2010, gain or loss from mark-to-market derivative instruments was immaterial.

The following table shows the unrealized gains (losses) included in OCI:

	June 30,	December 31,
	2011	2010
Unrealized gain (loss) on commodity hedges, before tax	$(4.4)	$4.5
Unrealized gain (loss) on commodity hedges, net of tax	(2.6)	2.7
Unrealized gain (loss) on interest rate swaps, before tax	(2.7)	(3.4)
Unrealized gain (loss) on interest rate swaps, net of tax	(1.6)	(2.1)

As of June 30, 2011, deferred net losses of $27.8 million on commodity hedges and $8.1 million on interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

In July 2008, Targa and the Partnership paid $9.6 million and $77.8 million to terminate certain out-of-the-money natural gas and NGL commodity swaps. Targa and the Partnership also entered into new natural gas and NGL commodity swaps at then current market prices that match the production volumes of the terminated swaps. Prior to the terminations, these swaps were designated as hedges. During the three and six months ended June 30, 2011, $0.1 million and $0.2 million of deferred losses related to the terminated swaps were reclassified from OCI as a non-cash reduction to revenue. During the three and six months ended June 30, 2010, $7.6 million and $15.1 million of deferred losses related to the terminated swaps were reclassified from OCI as a non-cash reduction to revenue.

See Note 3 and Note 10 for additional disclosures related to derivative instruments and hedging activities.

Note 10 — Fair Value Measurements

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

The Partnership’s derivative instruments consist of financially settled commodity and interest rate swap and option contracts and fixed price commodity contracts with certain counterparties. The Partnership determines the value of its derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. The Partnership has consistently applied these valuation techniques in all periods presented and we believe the Partnership has obtained the most accurate information available for the types of derivative contracts the Partnership holds.

Contracts classified as Level 3 are valued using price inputs available from public markets to the extent that the markets are liquid for the relevant settlement periods.

The following tables present the fair value of the Partnership’s financial assets and liabilities according to the fair value hierarchy. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$35.7	$-	$35.7	$-
Total assets	$35.7	$-	$35.7	$-
Liabilities from commodity derivative contracts	$81.1	$-	$80.2	$0.9
Liabilities from interest rate derivatives	20.3	-	20.3	-
Total liabilities	$101.4	$-	$100.5	$0.9

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$44.1	$-	$43.9	$0.2
Total assets	$44.1	$-	$43.9	$0.2
Liabilities from commodity derivative contracts	$46.9	$-	$35.1	$11.8
Liabilities from interest rate derivatives	20.1	-	20.1	-
Total liabilities	$67.0	$-	$55.2	$11.8

The following table sets forth a reconciliation of the changes in the fair value of the Partnership’s financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts
Balance, December 31, 2010	$(11.6)
Unrealized losses included in OCI	(0.4)
Settlements included in Net Income	3.7
Transfers out of Level 3	7.4
Balance, June 30, 2011	$(0.9)

The Partnership transferred $7.4 million in derivative liabilities from Level 3 to Level 2 in the second quarter. The transfer is attributable to increased transparency and liquidity in the NGL markets, specifically with regard to 2013 prices.

The Partnership designated all Level 3 derivative instruments as cash flow hedges, and, as such, all changes in their fair value are reflected in OCI. Therefore, there are no unrealized gains or losses reflected in revenues or other income (expense) with respect to Level 3 derivative instruments.

Note 11 — Fair Value of Financial Instruments

The estimated fair values of assets and liabilities classified as financial instruments have been determined using available market information and the valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

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

The carrying value of the senior secured revolving credit facilities approximate their fair value, as its interest rate is based on prevailing market rates. The fair value of the Partnership’s senior unsecured notes is based on quoted market prices based on trades of such debt as of the dates indicated in the following table:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Holdco loan facility (1)	$89.3	$87.5	$89.3	$86.8
Senior unsecured notes of the Partnership, 8¼% fixed rate	209.1	223.9	209.1	219.4
Senior unsecured notes of the Partnership, 11¼% fixed rate	69.6	84.8	221.0	253.2
Senior unsecured notes of the Partnership, 7⅞% fixed rate	250.0	261.7	250.0	259.7
Senior unsecured notes of the Partnership, 6⅞% fixed rate	449.8	473.9	N/A	N/A
_________
(1)
The Holdco Loan is not widely held, and we are not able to obtain an indicative quote from external sources. The December 31, 2010 fair value was based on the November 2010 repurchases. The June 30, 2011 fair value is based on management’s consideration of changes in settlement value given the trades that took place in November 2010.

Note 12 — Commitments and Contingencies

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

The Partnership’s environmental liability at June 30, 2011 and December 31, 2010 was $1.4 million and $1.6 million. The Partnership’s June 30, 2011 liability consisted of $1.4 million for ground water assessment and remediation.

In May 2007, the New Mexico Environment Department (“NMED”) alleged air emissions violations at the Eunice, Monument and Saunders gas processing plants, which are operated by the Partnership and owned by Versado Gas Processors, LLC (“Versado”), a joint venture that owns these plants and in which the Partnership owns a 63% interest, were identified in the course of an inspection of the Eunice plant conducted by the NMED in August 2005.

In January 2010, Versado settled the alleged violations with NMED for a penalty of approximately $1.5 million. As part of the settlement, Versado agreed to install two acid gas injection wells, additional emission control equipment and monitoring equipment. We estimate the total cost to complete these projects to be approximately $33.4 million, of which the Partnership’s portion of the cost is projected to be $21.0 million. As of June 30, 2011, $14.5 million has been paid by Versado ($9.1 million by the Partnership).

Under the terms of the Versado acquisition purchase and sale agreement between us and the Partnership, we are obligated to reimburse the Partnership for maintenance capital expenditures required pursuant to the NMED settlement agreement.

Legal Proceedings

We are a party to various legal proceedings and/or regulatory proceedings and certain claims, suits and complaints arising in the ordinary course of business that have been filed or are pending against us. We believe all such matters are without merit or involve amounts which, if resolved unfavorably, would not have a material effect on our financial position, results of operations, or cash flows.

Note 13 — Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest paid	$17.6	$10.2	$46.8	$48.0
Taxes paid	5.2	4.0	34.1	4.1
Non-cash adjustment to line-fill	-	0.5	(2.1)	0.5

Note 14 — Segment Information

With the conveyance of all of our remaining operating assets to the Partnership in September 2010, all operating assets are now owned by the Partnership.

The Partnership reports its operations in two divisions: (i) Natural Gas Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution.  The financial results of the Partnership’s hedging activities are reported in Other.

The Partnership’s Natural Gas Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing such raw natural gas into merchantable natural gas by extracting natural gas liquids and removing impurities. The Field Gathering and Processing segment’s assets are located in North Texas and the Permian Basin of West Texas and New Mexico. The Coastal Gathering and Processing segment’s assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The Partnership’s Logistics and Marketing division is also referred to as the Downstream Business. The Downstream Business includes all the activities necessary to convert raw natural gas liquids into NGL products and provides certain value added services such as storing, terminaling, transporting, distributing and marketing of NGLs, crude oil and refined petroleum products. It also includes certain natural gas supply and marketing activities in support of the Partnership’s other businesses.

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs; and storing and terminaling crude oil and refined petroleum products. These assets are generally connected to and supplied, in part, by the Partnership’s Natural Gas Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana. This segment includes the activities associated with the March 2011 acquisition of a refined petroleum products and crude oil storage and terminaling facility located on the Houston Ship Channel.

The Partnership’s Marketing and Distribution segment covers all activities required to distribute and market raw and finished natural gas liquids and all natural gas marketing activities. It includes: (1) marketing the Partnership’s natural gas liquids production and purchasing natural gas liquids products in selected United States markets; (2) providing liquefied petroleum gas balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end users; and (4) marketing natural gas available to the Partnership from the Partnership’s Natural Gas Gathering and Processing division and the purchase and resale of  natural gas in selected United States markets.

Other contains the results of the Partnership’s commodity hedging transactions. Eliminations of inter-segment transactions are reflected in the eliminations column.

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

	Three Months Ended June 30, 2011
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$58.2	$94.3	$33.1	$1,552.9	$(13.2)	$0.1	$2.3	$1,727.7
Intersegment revenues	367.2	244.9	24.7	171.9	-	(808.7)	-	-
Revenues	$425.4	$339.2	$57.8	$1,724.8	$(13.2)	$(808.6)	$2.3	$1,727.7
Operating margin	$80.2	$45.7	$33.4	$30.5	$(13.2)	$-	$2.3	$178.9
Other financial information:
Total assets	$1,650.4	$430.5	$546.9	$573.1	$35.7	$91.8	$172.9	$3,501.3
Capital expenditures	$40.0	$4.2	$42.5	$0.8	$-	$0.5	$0.7	$88.7

	Three Months Ended June 30, 2010
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$57.5	$103.2	$19.9	$1,054.4	$2.7	$(0.1)	$2.5	$1,240.1
Intersegment revenues	247.8	199.0	20.9	128.1	-	(595.8)	-	-
Revenues	$305.3	$302.2	$40.8	$1,182.5	$2.7	$(595.9)	$2.5	$1,240.1
Operating margin	$59.4	$23.7	$18.0	$14.1	$2.7	$(0.1)	$2.5	$120.3
Other financial information:
Total assets	$1,653.2	$462.5	$422.1	$392.9	$70.0	$64.1	$256.6	$3,321.4
Capital expenditures	$14.8	$1.4	$10.6	$0.7	$-	$-	$0.5	$28.0

	Six Months Ended June 30, 2011
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$110.2	$178.3	$56.4	$3,012.6	$(17.6)	$-	$5.9	$3,345.8
Intersegment revenues	666.9	462.3	43.8	284.2	-	(1,457.2)	-	-
Revenues	$777.1	$640.6	$100.2	$3,296.8	$(17.6)	$(1,457.2)	$5.9	$3,345.8
Operating margin	$141.3	$82.0	$55.7	$63.1	$(17.6)	$-	$5.9	$330.4
Other financial information:
Total assets	$1,650.4	$430.5	$546.9	$573.1	$35.7	$91.8	$172.9	$3,501.3
Capital expenditures	$71.8	$5.6	$87.6	$0.9	$-	$0.6	$1.3	$167.8

	Six Months Ended June 30, 2010
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues	$112.5	$236.7	$36.5	$2,335.9	$(0.3)	$0.1	$2.3	$2,723.7
Intersegment revenues	539.9	404.0	42.0	266.7	-	(1,252.6)	-	-
Revenues	$652.4	$640.7	$78.5	$2,602.6	$(0.3)	$(1,252.5)	$2.3	$2,723.7
Operating margin	$127.5	$51.2	$29.3	$33.8	$(0.3)	$-	$2.4	$243.9
Other financial information:
Total assets	$1,653.2	$462.5	$422.1	$392.9	$70.0	$64.1	$256.6	$3,321.4
Capital expenditures	$27.4	$4.2	$13.7	$0.6	$-	$-	$1.1	$47.0

The following table shows our consolidated revenues by product and service for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Natural gas sales	$294.1	$258.5	$544.0	$571.3
NGL sales	1,345.6	910.1	2,648.4	2,022.3
Condensate sales	33.1	26.0	54.6	51.3
Fractionating and treating fees	23.3	15.0	34.4	28.3
Storage and terminaling fees	13.3	9.3	27.2	18.8
Transportation fees	11.5	8.0	22.2	15.4
Gas processing fees	7.7	8.0	14.8	15.2
Derivative activities	(10.8)	5.1	(15.4)	0.4
Business interruption insurance	-	0.2	3.0	1.8
Other	9.9	(0.1)	12.6	(1.1)
	$1,727.7	$1,240.1	$3,345.8	$2,723.7

The following table is a reconciliation of operating margin to net income for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of operating margin to net income
Operating margin	$178.9	$120.3	$330.4	$243.9
Depreciation and amortization expense	(45.3)	(43.9)	(88.7)	(86.7)
General and administrative expense	(35.1)	(28.0)	(69.7)	(54.0)
Interest expense, net	(28.0)	(26.4)	(56.5)	(53.9)
Income tax expense	(5.3)	(6.9)	(11.1)	(9.9)
Other, net	(1.9)	(7.7)	(0.3)	3.9
Net income	$63.3	$7.4	$104.1	$43.3

Note 15 — Stock and Other Compensation Plans

For a discussion of our stock compensation plans, see Note 24 of the Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K.

2010 TRC Stock Incentive Plan

Restricted Stock to Executive Management

For the three and six months ended June 30, 2011, the total compensation expenses associated with the restricted stock awards granted to our executive management and certain employees in December 2010 (1,350,000 shares) and February 2011 (33,140 shares) were $3.3 million and $6.6 million. There were no shares forfeited or vested under this plan during the three and six months ended June 30, 2011.

Director Grants

In February 2011, our Compensation Committee (the “Committee”) also made equity–based awards of 24,250 shares to our non-management directors under this incentive plan. The awards vested upon the grant date. The total compensation expense for the awards was $0.8 million for the six months ended June 30, 2011.

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

Overview

Financial Presentation

Targa Resources Corp. is a publicly traded Delaware corporation formed in October 2005. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “TRGP.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” or “Targa” are intended to mean our consolidated business and operations, including our wholly-owned subsidiary TRI Resources Inc. (“TRI”).

We own general and limited partner interests, including Incentive Distribution Rights (“IDRs”), in Targa Resources Partners LP (“the Partnership”), a publicly traded Delaware limited partnership that is a leading provider of midstream natural gas and natural gas liquid services in the United States. Common units of the Partnership are listed on the NYSE under the symbol “NGLS.” The Partnership is engaged in the business of gathering, compressing, treating, processing and selling natural gas, storing, fractionating, treating, transporting and selling natural gas liquids, or NGLs, and NGL products and storing and terminaling refined petroleum products and crude oil.

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

An indirect subsidiary of ours is the sole member of Targa Resources GP LLC (the “General Partner”). Because we control the General Partner, under generally accepted accounting principles, we must reflect our ownership interest in the Partnership on a consolidated basis. Accordingly, our financial results are combined with the Partnership’s financial results in our consolidated financial statements even though the distribution or transfer of Partnership assets are limited by the terms of the partnership agreement, as well as restrictive covenants in the Partnership’s lending agreements. The limited partner interests in the Partnership not owned by us are reflected in our results of operations as net income attributable to non-controlling interests. Therefore, throughout this discussion, we make a distinction where relevant between financial results of the Partnership versus those of us as a standalone parent including our non-Partnership subsidiaries.

Operations

The Partnership is engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; and storing and terminaling refined petroleum products and crude oil.

The Partnership reports its operations in two divisions: (i) Natural Gas Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution.  The financial results of the Partnership’s hedging activities are reported in Other.

The Partnership’s Natural Gas Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing such raw natural gas into merchantable natural gas by extracting natural gas liquids and removing impurities. The Field Gathering and Processing segment’s assets are located in North Texas and the Permian Basin of West Texas and New Mexico. The Coastal Gathering and Processing segment’s assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The Partnership’s Logistics and Marketing division is also referred to as the Downstream Business. The Downstream Business includes all the activities necessary to convert raw natural gas liquids into NGL products and provides certain value added services such as storing, terminaling, transporting, distributing and marketing of NGLs, crude oil and refined petroleum products. It also includes certain natural gas supply and marketing activities in support of the Partnership’s other businesses.

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs; and storing and terminaling crude oil and refined petroleum products. These assets are generally connected to and supplied, in part, by the Partnership’s Natural Gas Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana. This segment includes the activities associated with the recent acquisition of a refined petroleum products and crude oil storage and terminaling facility located on the Houston Ship Channel.

The Partnership’s Marketing and Distribution segment covers all activities required to distribute and market raw and finished natural gas liquids and all natural gas marketing activities. It includes: (1) marketing the Partnership’s natural gas liquids production and purchasing natural gas liquids products in selected United States markets; (2) providing liquefied petroleum gas balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end users; and (4) marketing natural gas available to the Partnership from the Partnership’s Natural Gas Gathering and Processing division and the purchase and resale of  natural gas in selected United States markets.

Other contains the results of the Partnership’s commodity hedging transactions.

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

The Partnership files its own separate quarterly reports. The results of operations included in our consolidated financial statements will differ from the results of operations of the Partnership primarily due to the financial effects of: non-controlling interests in the Partnership, our separate debt obligations, certain general and administrative costs applicable to us as a separate public company and certain non-operating assets and liabilities that we retained and were not included in the asset conveyances to the Partnership.

Recent Developments

On January 24, 2011, the Partnership completed a public offering of 8,000,000 common units representing limited partner interests in the Partnership (“common units”) under an existing shelf registration statement on Form S-3 at a price of $33.67 per common unit ($32.41 per common unit, net of underwriting discounts), providing net proceeds of $259.2 million. Pursuant to the exercise of the underwriters’ overallotment option, the Partnership issued an additional 1,200,000 common units, providing net proceeds of $38.8 million. In addition, we contributed $6.3 million to the Partnership for 187,755 general partner units to maintain our 2% general partner interest in the Partnership. The Partnership used the net proceeds from the offering to reduce borrowings under its senior secured credit facility.

On February 2, 2011, the Partnership closed a private placement of $325.0 million in aggregate principal amount of 6⅞% Senior Notes due 2021 (“the 6⅞% Notes”). The net proceeds of this offering were $318.8 million after deducting expenses of the offering. The Partnership used the net proceeds from the offering to reduce borrowings under its senior secured credit facility.

On February 4, 2011, the Partnership exchanged an additional $158.6 million principal amount of its 6⅞% Notes plus payments of $28.6 million, including $0.9 million of accrued interest, for $158.6 million aggregate principal amount of its 11¼% Senior Notes due 2017 the (“11¼% Notes”). The debt covenants related to the remaining $72.7 million of face value of the 11¼% Notes were removed as we received sufficient consents in connection with the exchange offer to amend the indenture governing the 11¼ Notes. This exchange was accounted for as a debt modification whereby the financial effects of the exchange will be recognized over the term of the new debt issue.

On March 15, 2011, the Partnership broadened its Logistics Assets segment portfolio with the acquisition of a refined petroleum products and crude oil storage and terminaling facility (the "Terminal") in Channelview, Texas on Carpenter's Bayou along the Houston Ship Channel for $29.0 million. The Terminal can handle multiple grades of blend stocks, products and crude and has potential for on-site expansion, as well as integration with the Partnership’s other logistics operations. The transaction was paid entirely with cash funded through borrowings under the Partnership’s senior secured revolving credit facility.

On April 26, 2011, certain of our stockholders sold, in a secondary public offering, 5,650,000 shares of our common stock under a registration statement on Form S-1 at a price of $31.73 per share of common stock ($30.65 per share, net of underwriting discounts), providing net proceeds of $173.2 million to selling stockholders. We received no proceeds from the sale of shares by the selling stockholders. Pursuant to the exercise of the underwriters’ overallotment option, selling stockholders also sold an additional 847,500 shares of our common stock, providing additional net proceeds of $26.0 million. We incurred approximately $0.6 million of expenses in connection with the offering, including all expenses of the selling stockholders which we have paid.

On May 9, 2011, the Partnership announced a 100,000 barrel per day expansion of its majority owned Cedar Bayou Fractionator (“CBF”) at Mont Belvieu, Texas. Anchoring this expansion is a long-term, firm-capacity fractionation agreement with DCP Midstream LLC and our internal needs for capacity. The 100,000 barrel per day expansion will be fully integrated with the Partnership’s existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers, as well as the Partnership’s LPG export terminal at Galena Park, Texas on the Houston Ship Channel. Construction of the expansion will proceed without disruption to existing operations. We estimate that the total capital expenditures for the CBF expansion and the Partnership's related infrastructure enhancements at Mont Belvieu should approximate $360 million and will be completed in the first quarter of 2013.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment which becomes effective during interim and annual periods beginning after December 15, 2011, requires additional disclosures with regard to fair value measurements categorized within Level 3 of the fair value hierarchy. Early adoption is not permitted.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendment which becomes effective during interim and annual periods beginning after December 15, 2011, stipulates the financial statement presentation requirements for other comprehensive income. Our financial statement presentation complies with this standards update.

How We Evaluate Our Operations

Our consolidated operations include the operations of the Partnership due to our ownership and control of the General Partner. We have no separate, direct operating activities from those conducted by the Partnership. Our financial results differ from the Partnership’s due to the financial effects of: non-controlling interests in the Partnership, our separate debt obligations, certain non-operating costs associated with assets and liabilities that we retained and were not included in asset conveyances to the Partnership, and certain general and administrative costs applicable to us as a separate public company.

Distributable Cash Flow. We define distributable cash flow as net income attributable to us excluding the Partnership earnings, plus: depreciation and amortization of Non-Partnership assets; Non-Partnership deferred taxes; distributions that are attributable to the current period of the Partnership; losses (gains) on mark to market derivative contracts; and certain pre-Initial Public Offering (“IPO”) tax impacts. Distributable cash flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us to the cash dividends we expect to pay our shareholders. Using this metric, management can quickly compute the coverage ratio of estimated cash flows to planned cash dividends. Distributable cash flow is also an important financial measure for our shareholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly dividend rates. Distributable cash flow is also a quantitative standard used throughout the investment community because the share value is generally determined by the share’s yield (which in turn is based on the amount of cash dividends the entity pays to a shareholder).

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

Management compensates for the limitations of distributable cash flow as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between the measures and incorporating these insights into its decision making process. On July 11, 2011, the Partnership announced that the board of directors of its General Partner declared a quarterly distribution for the second quarter of 2011 of $0.57 per common unit, or an annual rate of $2.28 per common unit. Based on these distribution rates, we will receive quarterly distributions of $6.6 million, or $26.6 million on an annualized basis, in respect of our common units in the Partnership, and based on these distribution rates, we will receive quarterly distributions of $7.8 million and $1.2 million, or $31.3 million and $4.6 million on an annualized basis, based on our IDRs and 2% general partner interests. See Note 6 – Partnership Units and Related Matters.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(in millions)
Targa Resources Corp Distributable Cash Flow
Distributions declared by Targa Resources
Partners LP associated with:
General Partner Interests	$1.2	$2.3
Incentive Distribution Rights	7.8	14.6
Common Units	6.6	13.1
Total distributions declared by Targa Resources Partners LP	15.6	30.0
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(1.9)	(4.8)
Interest expense, net	(0.8)	(1.9)
Current cash tax expense (1)	(2.6)	(5.5)
Taxes funded with cash on hand (2)	2.5	5.0
Other income (expense)	(0.1)	3.0
Distributable cash flow	$12.7	$25.8
_________
(1)
Excludes $1.2 million and $2.4 million of non-cash current tax expense arising from amortization of deferred tax assets from drop down gains realized for tax purposes and paid in 2010 for the three and six months ended June 30, 2011.

(2)	Cash from the $88.0 million reserve established at the IPO to fund taxes related to deferred tax gains.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(in millions)
Reconciliation of net income attributable to
Targa Resources Corp. to Distributable Cash Flow
Net income of Targa Resources Corp.	$63.3	$104.1
Less: Net income of Targa Resources Partners LP	(68.0)	(113.8)
Net income (loss) for TRC Non-Partnership	(4.7)	(9.7)
Plus: TRC Non-Partnership income tax expense	3.4	7.4
Plus: Distributions declared by the Partnership	15.6	30.0
Plus: Non-cash loss (gain) on hedges	(2.3)	(2.9)
Plus: Depreciation - Non-Partnership assets	0.8	1.5
Less: Current cash tax expense for TRC Non-Partnership (1)	(2.6)	(5.5)
Plus: Taxes funded with cash on hand (2)	2.5	5.0
Distributable cash flow	$12.7	$25.8
_________
(1)
Excludes $1.2 million and $2.4 million of non-cash current tax expense arising from amortization of deferred tax assets from drop down gains realized for tax purposes and paid in 2010 for the three and six months ended June 30, 2011.

(2)	Cash from the $88.0 million reserve established at the IPO to fund taxes related to deferred tax gains.

How We Evaluate the Partnership’s Operations

The Partnership’s profitability is a function of the difference between the revenues it receives from its operations, including revenues from the natural gas, NGLs and condensate it sells, and the costs associated with conducting its operations, including the costs of wellhead natural gas and mixed NGLs that it purchases as well as operating and general and administrative costs, and the impact of the Partnership’s commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in the Partnership’s revenues alone are not necessarily indicative of increases or decreases in its profitability. The Partnership’s contract portfolio, the prevailing pricing environment for natural gas and NGLs, and the volumes of natural gas and NGL throughput on its systems are important factors in determining its profitability. The Partnership’s profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for its products and services and changes in its customer mix.

Management uses a variety of financial measures and operational measurements to analyze the Partnership’s performance. These measurements include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses and (3) the following non-GAAP measures—gross margin, operating margin, adjusted EBITDA and distributable cash flow.

Throughput Volumes, Facility Efficiencies and Fuel Consumption. The Partnership’s profitability is impacted by its ability to add new sources of natural gas supply to offset the natural decline of existing volumes from natural gas wells that are connected to its gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing natural gas supplies currently gathered by third parties. Similarly, the Partnership’s profitability is impacted by its ability to add new sources of mixed NGL supply, typically connected by third-party transportation, to its Downstream Business’ fractionation facilities. The Partnership fractionates NGLs generated by its gathering and processing plants, as well as by contracting for mixed NGL supply from third-party gathering or fractionation facilities.

In addition, the Partnership seeks to increase operating margin by limiting volume losses and reducing fuel consumption by increasing compression efficiency. With its gathering systems’ extensive use of remote monitoring capabilities, the Partnership monitors the volumes of natural gas received at the wellhead or central delivery points along its gathering systems, the volume of natural gas received at its processing plant inlets and the volumes of NGLs and residue natural gas recovered by its processing plants. The Partnership also monitors the volumes of NGLs received, stored, fractionated, and delivered across its logistics assets. This information is tracked through its processing plants and Downstream Business facilities to determine customer settlements for sales and volume-related fees for service and help the Partnership increase efficiency and reduce fuel consumption.

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

Gross margin and operating margin are non-GAAP measures. The GAAP measure most directly comparable to gross margin and operating margin is net income. Gross margin and operating margin are not alternatives to GAAP net income and have important limitations as analytical tools. Investors should not consider gross margin and operating margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, our definition of gross margin and operating margin may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Our management reviews business segment gross margin and operating margin monthly as a core internal management process. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results. Gross margin and operating margin provide useful information to investors because they are used as supplemental financial measures by us and by external users of our financial statements, including investors and commercial banks, to assess:

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

Management compensates for the limitations of gross margin and operating margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to their most directly comparable GAAP measures for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of Targa Resources Partners LP	(In millions)
gross margin and operating margin to net income:
Gross margin	$248.2	$179.8	$462.1	$365.7
Operating expenses	(71.6)	(62.0)	(137.6)	(124.2)
Operating margin	176.6	117.8	324.5	241.5
Depreciation and amortization expenses	(44.5)	(43.0)	(87.2)	(85.0)
General and administrative expenses	(33.2)	(28.2)	(64.9)	(53.2)
Interest expense, net	(27.2)	(27.6)	(54.6)	(58.6)
Income tax expense	(1.9)	(0.9)	(3.7)	(2.4)
Other, net (1)	(1.8)	4.8	(0.3)	30.5
Targa Resources Partners LP Net income	$68.0	$22.9	$113.8	$72.8
_________
(1)	Includes gain on mark-to-market derivatives, equity in earnings of unconsolidated investment, insurance claims, and other income (expense).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$154.1	$58.2	$252.7	$178.6
Net income attributable to noncontrolling interests	(12.8)	(6.2)	(20.7)	(13.5)
Interest expense, net (1)	23.3	16.3	48.9	30.5
Current income tax expense	0.8	1.0	2.2	1.8
Other (2)	(6.1)	2.5	(8.0)	0.2
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	135.7	22.7	64.4	(64.8)
Accounts payable and other liabilities	(165.2)	(0.6)	(102.3)	58.6
Targa Resources Partners LP Adjusted EBITDA	$129.8	$93.9	$237.2	$191.4
_________
(1)
Net of amortization of debt issuance costs, discount and premium included in interest expense of: $3.8 million and $5.7 million for the three amd six months ended June 30, 2011; and $1.4 million and $2.6 million for the three and six months ended June 30, 2010. Excludes affiliate and allocated interest expense.

(2)
Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock based compensation and gain (loss) on sale of assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Reconciliation of net income attributable to
Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$55.2	$16.7	$93.1	$59.3
Add:
Interest expense, net (1)	27.2	27.6	54.6	58.6
Income tax expense	1.9	0.9	3.7	2.4
Depreciation and amortization expenses	44.5	43.0	87.2	85.0
Risk management activities	3.8	8.2	4.0	(9.0)
Noncontrolling interests adjustment	(2.8)	(2.5)	(5.4)	(4.9)
Targa Resources Partners LP Adjusted EBITDA	$129.8	$93.9	$237.2	$191.4
_________
(1)	Includes affiliate and allocated interest expense.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to these policies and estimates during the six months ended June 30, 2011.

Financial Information – Partnership versus Non-Partnership

As a supplement to the financial statements included in this 10-Q, we present the following tables which segregate our consolidated balance sheet, statement of operations and statement of cash flows between Partnership and Non-Partnership activities. Partnership results are presented on a common control accounting basis – the same basis reported in the Partnership’s Quarterly Report on Form 10-Q (the “Partnership Form 10-Q”). Except when otherwise noted, the remainder of this management’s discussion and analysis refers to these disaggregated results.

Results of Operations – Partnership versus Non-Partnership

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Revenues (1)	$1,727.7	$1,725.4	$2.3	$1,240.1	$1,237.6	$2.5
Costs and Expenses:
Product purchases	1,477.2	1,477.2	-	1,057.9	1,057.8	0.1
Operating expenses	71.6	71.6	-	61.9	62.0	(0.1)
Depreciation and amortization (2)	45.3	44.5	0.8	43.9	43.0	0.9
General and administrative (3)	35.1	33.2	1.9	28.0	28.2	(0.2)
	1,629.2	1,626.5	2.7	1,191.7	1,191.0	0.7
Income from operations	98.5	98.9	(0.4)	48.4	46.6	1.8
Other income (expense):
Interest expense, net - third party (4)	(28.0)	(27.2)	(0.8)	(26.4)	(17.7)	(8.7)
Interest expense - intercompany (5)	-	-	-	-	(9.9)	9.9
Equity in earnings of unconsolidated investment	1.3	1.3	-	2.4	2.4	-
Gain on early debt extinguishment (4)	-	-	-	(10.2)	-	(10.2)
Gain (loss) on mark-to-market derivative instruments	(3.2)	(3.2)	-	-	2.4	(2.4)
Other income (expense)	-	0.1	(0.1)	0.1	-	0.1
Income before income taxes	68.6	69.9	(1.3)	14.3	23.8	(9.5)
Income tax (expense) benefit
Current	(4.6)	(0.8)	(3.8)	(0.9)	(1.0)	0.1
Deferred	(0.7)	(1.1)	0.4	(6.0)	0.1	(6.1)
	(5.3)	(1.9)	(3.4)	(6.9)	(0.9)	(6.0)
Net income (loss)	63.3	68.0	(4.7)	7.4	22.9	(15.5)
Less: Net income attributable to noncontrolling interests (6)	52.8	12.8	40.0	19.0	6.2	12.8
Net income (loss) after noncontrolling interests	$10.5	$55.2	$(44.7)	$(11.6)	$16.7	$(28.3)
_________
The major Non-Partnership results of operations relate to:
(1)	Amortization of OCI related to Versado hedges that were dropped down to the partnership, and Other Comprehensive Income ("OCI") related to terminated hedges
(2)	Depreciation on assets excluded from drop down transactions and corporate administrative assets
(3)	General and administrative expenses retained by TRC, related to its status as a public entity
(4)	Interest expense and other gains and losses related to TRC and TRI debt obligations
(5)	Interest on pre-drop down intercompany debt obligations
(6)	TRC non-controlling interest in the Partnership

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Revenues (1)	$3,345.8	$3,339.9	$5.9	$2,723.7	$2,721.4	$2.3
Costs and Expenses:
Product purchases	2,877.8	2,877.8	-	2,355.6	2,355.7	(0.1)
Operating expenses	137.6	137.6	-	124.2	124.2	-
Depreciation and amortization (2)	88.7	87.2	1.5	86.7	85.0	1.7
General and administrative (3)	69.7	64.9	4.8	54.0	53.2	0.8
	3,173.8	3,167.5	6.3	2,620.5	2,618.1	2.4
Income from operations	172.0	172.4	(0.4)	103.2	103.3	(0.1)
Other income (expense):
Interest expense, net - third party (4)	(56.5)	(54.6)	(1.9)	(53.9)	(33.1)	(20.8)
Interest expense - intercompany (5)	-	-	-	-	(25.5)	25.5
Equity in earnings of unconsolidated investment	3.0	3.0	-	2.7	2.7	-
Loss on debt repurchases (4)	-	-	-	(17.4)	-	(17.4)
Gain on early debt extinguishment (4)	-	-	-	18.7	-	18.7
Gain (loss) on mark-to-market derivative instruments	(3.2)	(3.2)	-	(0.3)	27.8	(28.1)
Other income (expense)	(0.1)	(0.1)	-	0.2	-	0.2
Income before income taxes	115.2	117.5	(2.3)	53.2	75.2	(22.0)
Income tax (expense) benefit
Current	(10.1)	(2.2)	(7.9)	(1.7)	(1.8)	0.1
Deferred	(1.0)	(1.5)	0.5	(8.2)	(0.6)	(7.6)
	(11.1)	(3.7)	(7.4)	(9.9)	(2.4)	(7.5)
Net income (loss)	104.1	113.8	(9.7)	43.3	72.8	(29.5)
Less: Net income attributable to noncontrolling interests (6)	86.8	20.7	66.1	33.0	13.5	19.5
Net income (loss) after noncontrolling interests	$17.3	$93.1	$(75.8)	$10.3	$59.3	$(49.0)
_________
The major Non-Partnership results of operations relate to:
(1)	Business interruption revenue and amortization of OCI related to Versado hedges that were dropped down to the partnership, and OCI related to terminated hedges
(2)	Depreciation on assets excluded from drop down transactions and corporate administrative assets
(3)	General and administrative expenses retained by TRC, related to its status as a public entity
(4)	Interest expense and other gains and losses related to TRC and TRI debt obligations
(5)	Interest on pre-drop down intercompany debt obligations
(6)	TRC non-controlling interest in the Partnership

Balance Sheets – Partnership versus Non-Partnership

The following table breaks down the consolidated balance sheets as of June 30, 2011 and December 31, 2010 into Partnership and our standalone (“TRC Non-Partnership”) financial results. Partnership results are presented on a common control accounting basis – the same basis reported in the Partnership Form 10-Q.

	June 30, 2011			December 31, 2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$154.7	$73.1	$81.6	$188.4	$76.3	$112.1
Trade receivables, net	495.8	495.5	0.3	466.6	466.1	0.5
Inventory	69.9	69.8	0.1	50.4	50.3	0.1
Deferred income taxes (2)	13.8	-	13.8	3.6	-	3.6
Assets from risk management activities	22.5	22.5	-	25.2	25.2	-
Other current assets (1)	22.7	20.8	1.9	16.3	2.9	13.4
Total current assets	779.4	681.7	97.7	750.5	620.8	129.7
Property, plant and equipment, at cost (1)	3,498.3	3,465.2	33.1	3,331.4	3,299.5	31.9
Accumulated depreciation	(910.9)	(891.4)	(19.5)	(822.4)	(804.3)	(18.1)
Property, plant and equipment, net	2,587.4	2,573.8	13.6	2,509.0	2,495.2	13.8
Long-term assets from risk management activities	13.2	13.2	-	18.9	18.9	-
Other long-term assets (3)	121.3	59.7	61.6	115.4	51.5	63.9
Total assets	$3,501.3	$3,328.4	$172.9	$3,393.8	$3,186.4	$207.4

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (4)	$645.8	$626.9	$18.9	$590.0	$524.2	$65.8
Affiliate payable (receivable) (5)	-	53.9	(53.9)	-	51.4	(51.4)
Liabilities from risk management activities	56.9	56.9	-	34.2	34.2	-
Total current liabilities	702.7	737.7	(35.0)	624.2	609.8	14.4
Long-term debt (6)	1,265.8	1,176.5	89.3	1,534.7	1,445.4	89.3
Long-term liabilities from risk management activities	44.5	44.5	-	32.8	32.8	-
Deferred income taxes (2)	119.9	10.2	109.7	111.6	8.7	102.9
Other long-term liabilities (7)	64.4	43.0	21.4	54.4	40.6	13.8
Total liabilities	2,197.3	2,011.9	185.4	2,357.7	2,137.3	220.4
Total owners' equity	1,304.0	1,316.5	(12.5)	1,036.1	1,049.1	(13.0)
Total liabilities and owners' equity	$3,501.3	$3,328.4	$172.9	$3,393.8	$3,186.4	$207.4
_________
The major Non-Partnership balance sheet items relate to:
(1)	Parent operating assets consisting of cash, administrative property and equipment, and prepaid insurance
(2)	Current and long-term deferred income tax balances
(3)	Long-term prepaid tax assets stemming from 2010 drop down transactions
(4)	Accrued current employee liabilities related to payroll and long-term compensation activities and taxes payable.
(5)	Intercompany receivable with the Partnership related to the ongoing execution of the Omnibus Agreement
(6)	Long-term debt obligations of TRC and TRI
(7)	Long-term liabilities related to incentive compensation plans and deferred rent related to the headquarters office lease

Statements of Cash Flows – Partnership versus Non-Partnership

The following table breaks down the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 into Partnership and TRC Non-Partnership financial results. Partnership results are presented on a common control accounting basis – the same basis reported in the Partnership Form 10-Q.

	Six Months Ended June 30,
	2011			2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
Cash flows from operating activities	(In millions)
Net income (loss)	$104.1	$113.8	$(9.7)	$43.3	$72.8	$(29.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	5.9	5.7	0.2	4.7	2.6	2.1
Paid-in-kind interest expense	-	-	-	6.0	-	6.0
Compensation on equity grants	7.7	0.8	6.9	0.4	0.2	0.2
Interest expense on affiliate and allocated indebtedness (1)	-	-	-	-	25.5	(25.5)
Depreciation and amortization expense (4)	88.7	87.2	1.5	86.7	85.0	1.7
Accretion of asset retirement obligations	1.8	1.8	-	1.6	1.6	-
Deferred income tax expense	1.0	1.5	(0.5)	8.2	0.6	7.6
Equity in earnings (losses) of unconsolidated investment, net of distributions	-	-	-	(0.6)	(0.8)	0.2
Risk management activities (2)	1.2	4.0	(2.8)	14.4	(15.1)	29.5
Loss on debt repurchases	-	-	-	17.4	-	17.4
Gain on early debt extinguishment	-	-	-	(18.7)	-	(18.7)
Changes in operating assets and liabilities: (3)	11.1	37.9	(26.8)	(14.0)	6.2	(20.2)
Net cash provided by (used in) operating activities	221.5	252.7	(31.2)	149.4	178.6	(29.2)
Cash flows from investing activities
Outlays for property, plant and equipment (4)	(138.2)	(135.7)	(2.5)	(46.9)	(45.8)	(1.1)
Business acquisition	(29.0)	(29.0)	-	-	-	-
Investment in unconsolidated affiliate	(6.0)	(6.0)	-	-	-	-
Return of capital from unconsolidated affiliate	0.6	0.6	-	-	-	-
Other	-	-	-	2.1	2.1	-
Net cash provided by (used in) investing activities	(172.6)	(170.1)	(2.5)	(44.8)	(43.7)	(1.1)
Cash flows from financing activities
Loan Facilities of the Partnership:
Borrowings	936.0	936.0	-	635.8	635.8	-
Repayments	(1,206.0)	(1,206.0)	-	(385.2)	(385.2)	-
Repayment of affiliated indebtedness (1)	-	-	-	-	(332.8)	332.8
Loan Facilities- Non-Partnership:
Borrowings (5)	-	-	-	495.0	-	495.0
Repayments (5)	-	-	-	(713.9)	-	(713.9)
Contributions from noncontrolling interests	1.6	1.3	0.3	-	-	-
Proceeds from sale of Partnership interests	-	-	-	224.7	-	224.7
Partnership equity transactions (6)	298.0	304.3	(6.3)	139.7	142.7	(3.0)
Distributions to owners (7)	(92.3)	(120.2)	27.9	(65.3)	(88.8)	23.5
Intercompany capital contributions (distributions)	-	5.0	(5.0)	-	(87.2)	87.2
Distributions under common control	-	-	-	-	(24.2)	24.2
Repurchases of common stock	-	-	-	(0.1)	-	(0.1)
Stock options exercised	-	-	-	0.9	-	0.9
Dividends to common and common equivalent shareholders (8)	(13.7)	-	(13.7)	(200.0)	-	(200.0)
Dividends to preferred shareholders (8)	-	-	-	(219.9)	-	(219.9)
Costs incurred in connection with financing arrangements (5)	(6.2)	(6.2)	-	(19.3)	-	(19.3)
Net cash provided by (used in) financing activities	(82.6)	(85.8)	3.2	(107.6)	(139.7)	32.1
Net change in cash and cash equivalents	(33.7)	(3.2)	(30.5)	(3.0)	(4.8)	1.8
Cash and cash equivalents, beginning of period	188.4	76.3	112.1	252.4	90.9	161.5
Cash and cash equivalents, end of period	$154.7	$73.1	$81.6	$249.4	$86.1	$163.3
_________
The major Non-Partnership cash flow items relate to:
(1)	Affiliated indebtedness that was settled in drop down transactions
(2)	Amortization of OCI related to Versado hedges that were dropped down to the partnership, and OCI related to terminated hedges
(3)	See Balance Sheet – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities
(4)	Cash and non-cash activity related to corporate administrative assets
(5)	Cash activity related to TRC and TRI debt obligations
(6)	Contribution to the Partnership to maintain our 2% general partner interest
(7)	Cash distributions received by TRC for its general partners and limited partner interests and IDRs in the Partnership
(8)	TRC dividends paid to common and preferred shareholders

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2011 and 2010 (in millions, except operating and price amounts):

			Variance					Variance
	Three Months Ended June 30,		2011 vs. 2010			Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change		2011	2010	$ Change	% Change
Revenues	$1,727.7	$1,240.1	$487.6	39%		$3,345.8	$2,723.7	$622.1	23%
Product purchases	1,477.2	1,057.9	419.3	40%		2,877.8	2,355.6	522.2	22%
Gross margin (1)	250.5	182.2	68.3	37%		468.0	368.1	99.9	27%
Operating expenses	71.6	61.9	9.7	16%		137.6	124.2	13.4	11%
Operating margin (2)	178.9	120.3	58.6	49%		330.4	243.9	86.5	35%
Depreciation and amortization expenses	45.3	43.9	1.4	3%		88.7	86.7	2.0	2%
General and administrative expenses	35.1	28.0	7.1	25%		69.7	54.0	15.7	29%
Income from operations	98.5	48.4	50.1	104%		172.0	103.2	68.8	67%
Interest expense, net	(28.0)	(26.4)	(1.6)	6%		(56.5)	(53.9)	(2.6)	5%
Equity in earnings of unconsolidated investment	1.3	2.4	(1.1)	(46%	)	3.0	2.7	0.3	11%
Loss on debt repurchases	-	-	-	-		-	(17.4)	17.4	(100%	)
Gain on early debt extinguishment, net	-	(10.2)	10.2	(100%	)	-	18.7	(18.7)	(100%	)
Loss on mark-to-market derivative instruments	(3.2)	-	(3.2)	-		(3.2)	(0.3)	(2.9)	967%
Other	-	0.1	(0.1)	(100%	)	(0.1)	0.2	(0.3)	(150%	)
Income tax expense	(5.3)	(6.9)	1.6	(23%	)	(11.1)	(9.9)	(1.2)	12%
Net income	63.3	7.4	55.9	755%		104.1	43.3	60.8	140%
Less: Net income attributable to noncontrolling interests	52.8	19.0	33.8	178%		86.8	33.0	53.8	163%
Net income attributable to Targa Resources Corp.	10.5	(11.6)	22.1	(191%	)	17.3	10.3	7.0	68%
Less:
Dividends on Series B preferred stock	-	(2.4)	2.4	(100%	)	-	(7.0)	7.0	(100%	)
Dividends to common equivalents	-	(177.8)	177.8	(100%	)	-	(177.8)	177.8	(100%	)
Net income available to common shareholders	$10.5	$(191.8)	$202.3	(105%	)	$17.3	$(174.5)	$191.8	(110%	)

Operating statistics:
Plant natural gas inlet, MMcf/d (3) (4)	2,203.6	2,342.8	(139.2)	(6%	)	2,186.2	2,337.3	(151.1)	(6%	)
Gross NGL production, MBbl/d	126.1	122.0	4.1	3%		122.6	120.3	2.3	2%
Natural gas sales, BBtu/d (4)	755.0	698.7	56.3	8%		718.8	681.7	37.1	5%
NGL sales, MBbl/d	261.0	240.9	20.1	8%		268.3	246.9	21.4	9%
Condensate sales, MBbl/d	3.7	3.8	(0.1)	(3%	)	3.1	3.7	(0.6)	(16%	)
_________
(1)
Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations.”

(2)
Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations.”

(3)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(4)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Consolidated revenues (including the impacts of hedging) increased due to higher net impact of realized commodity prices ($364.9 million), higher NGL and natural gas sales volumes ($97.1 million) and higher fee-based and other revenues ($26.4 million) including a contract settlement ($7.5 million) related to a restructured multi-year propane exchange agreement which may result in the receipt of future payments over the remaining term of the contract, partially offset by lower condensate sales volumes ($0.9 million).

Consolidated operating margin increased $58.6 million, reflecting higher gross margin partially offset by increased operating expenses. The increase in consolidated gross margin reflects higher revenues ($487.6 million) partially offset by increases in product purchase costs ($419.3 million). The increase in consolidated operating expenses of $9.7 million primarily reflects increased compensation and benefits, maintenance and fuel, utilities and catalyst costs.  See “Results of Operations—By Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses of $1.4 million is primarily driven by the impact of depreciation expense related to new assets placed in service since the second quarter of 2010.

General and administrative expenses increased $7.1 million reflecting higher allocations of increased compensation and benefits.

Consolidated interest expense increased $1.6 million due to higher interest expense on third party debt incurred by the Partnership ($9.5 million) partially offset by lower interest expense ($7.9 million) associated with our outstanding borrowings. Our borrowings decreased due to the repayment to us of affiliate debt by the Partnership and our subsequent re-purchases of Holdco debt and payments to extinguish the outstanding balance of our revolver.

See “—Liquidity and Capital Resources” for information regarding our outstanding debt obligations.

Loss on mark-to-market derivative instruments increased $3.2 million attributable to interest rate swaps that did not qualify for hedge accounting as of February 11, 2011. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for more information regarding de-designated interest rate swaps.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Consolidated revenues (including the impacts of hedging) increased due to the net impact of higher realized commodity prices ($384.4 million), higher NGL and natural gas sales volumes ($206.2 million) and higher fee-based and other revenues ($39.4 million) including a contract settlement ($7.5 million) related to a restructured multi-year propane exchange agreement which may result in the receipt of future payments over the remaining term of the contract, partially offset by lower condensate sales volumes ($8.0 million).

Consolidated operating margin increased $86.5 million, reflecting higher gross margin partially offset by increased operating expenses. The increase in consolidated gross margin reflects higher revenues ($622.1 million) partially offset by increases in product purchase costs ($522.2 million). The increase in consolidated operating expenses of $13.4 million primarily reflects increased compensation and benefits, maintenance and fuel, utilities and catalyst costs. See “Results of Operations—By Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses of $2.0 million is primarily driven by the impact of depreciation expense related to new assets placed in service since the second quarter of 2010.

General and administrative expenses increased $15.7 million reflecting higher allocations of increased compensation and benefits.

Consolidated interest expense increased $2.6 million due to higher interest expense on third party debt incurred by the Partnership ($21.5 million) partially offset by lower interest expense ($18.9 million) associated with our outstanding borrowings. Our borrowings decreased due to the repayment to us of affiliate debt by the Partnership and our subsequent re-purchases of Holdco debt and payments to extinguish the outstanding balance of our revolver.

See “—Liquidity and Capital Resources” for information regarding our outstanding debt obligations.

Results of Operations—By Segment

We have segregated the following segment operating margins between Partnership and TRC Non-Partnership activities. Partnership activities have been presented on a common control accounting basis which reflects the dropdown transactions as if they occurred in prior periods. TRC Non-Partnership segment results include certain assets and liabilities contractually excluded from the dropdown transactions and certain historical hedge activities that could not be reflected as such under GAAP in the Partnership common control results.

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non-Partnership	Consolidated Operating Margin
	(In millions)
Three months ended June 30, 2011	$80.2	$45.7	$33.4	$30.5	$(13.2)	$-	$2.3	$178.9
Three months ended June 30, 2010	59.4	23.7	18.0	14.1	2.7	(0.1)	2.5	120.3

Six months ended June 30, 2011	$141.3	$82.0	$55.7	$63.1	$(17.6)	$-	$5.9	$330.4
Six months ended June 30, 2010	127.5	51.2	29.3	33.8	(0.3)	-	2.4	243.9

A discussion of the Partnership segments results follows:

Results of Operations of the Partnership – By Segment

Natural Gas Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended				Six Months Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	($ in millions)
Gross margin	$109.1	$83.1	$26.0	31%	$197.0	$173.1	$23.9	14%
Operating expenses	28.9	23.7	5.2	22%	55.7	45.6	10.1	22%
Operating margin	$80.2	$59.4	$20.8	35%	$141.3	$127.5	$13.8	11%
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	611.7	585.7	26.0	4%	592.4	581.1	11.3	2%
Gross NGL production, MBbl/d	74.6	70.8	3.8	5%	72.0	70.0	2.0	3%
Natural gas sales, BBtu/d (2),(3)	284.4	263.6	20.8	8%	273.8	258.6	15.2	6%
NGL sales, MBbl/d (3)	59.9	56.7	3.2	6%	58.2	55.9	2.3	4%
Condensate sales, MBbl/d (3)	3.4	3.4	-	-	2.8	2.9	(0.1)	(3%	)
Average realized prices (4):
Natural gas, $/MMBtu	4.05	3.76	0.29	8%	3.94	4.45	(0.51)	(11%	)
NGL, $/gal	1.25	0.87	0.38	44%	1.18	0.93	0.25	27%
Condensate, $/Bbl	98.13	73.81	24.32	33%	95.27	74.76	20.51	27%
_________
(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(3)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(4)	Average realized prices exclude the impact of hedging activities.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The $26.0 million increase in gross margin for 2011 was primarily due to higher commodity sales prices ($101.9 million), higher natural gas and NGL sales volumes ($18.0 million) and higher fee based and other revenues ($0.3 million), partially offset by higher product purchases ($94.1 million). The increase in plant inlet volumes was largely attributable to new well connects throughout the Partnership’s systems, particularly North Texas and SAOU, partially offset by production declines at the Partnership’s Versado system.

The $5.2 million increase in operating expenses was primarily due to higher fuel, utilities and catalysts expenses ($1.2 million), higher system maintenance expenses ($1.1 million), higher compensation and benefit costs ($2.0 million) and higher contract and professional service expenses ($1.0 million).

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The $23.9 million increase in gross margin for 2011 was primarily due to higher NGL and condensate sales prices ($122.2 million), higher natural gas and NGL volumes ($28.3 million) and  higher fee based and other revenues ($1.3 million), partially offset by higher product purchases ($100.8 million), lower natural gas sales prices ($25.4 million), and lower condensate sales volumes ($1.6 million). The increase in plant inlet volumes was largely attributable to new well connects throughout the Partnership’s systems, particularly North Texas and SAOU, partially offset by the impact of severe cold weather in the first quarter of 2011 and operational outages combined with production declines at the Partnership’s Versado system.

The $10.1 million increase in operating expenses was primarily due to higher fuel, utilities and catalysts expenses ($2.8 million), higher system maintenance expenses ($2.5 million) driven by severe cold weather and operational outages in the first quarter of 2011, higher compensation and benefit costs ($2.8 million) and higher contract and professional service expenses ($2.0 million).

Coastal Gathering and Processing

	Three Months Ended June 30,		2011 vs. 2010			Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change		2011	2010	$ Change	% Change
	($ in millions)
Gross margin	$57.1	$34.6	$22.5	65%		$103.6	$72.0	$31.6	44%
Operating expenses	11.4	10.9	0.5	5%		21.6	20.8	0.8	4%
Operating margin	$45.7	$23.7	$22.0	93%		$82.0	$51.2	$30.8	60%
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2),(3)	1,591.9	1,757.2	(165.3)	(9%	)	1,593.9	1,756.1	(162.2)	(9%	)
Gross NGL production, MBbl/d	51.5	51.2	0.3	1%		50.6	50.3	0.3	1%
Natural gas sales, Bbtu/d (3),(4)	270.7	310.3	(39.6)	(13%	)	262.5	312.1	(49.6)	(16%	)
NGL sales, MBbl/d (4)	43.8	46.4	(2.6)	(6%	)	43.7	44.9	(1.2)	(3%	)
Condensate sales, MBbl/d (4)	0.3	0.4	(0.1)	(25%	)	0.3	0.8	(0.5)	(63%	)
Average realized prices (5):
Natural gas, $/MMBtu	4.35	4.25	0.10	2%		4.25	4.76	(0.51)	(11%	)
NGL, $/gal	1.34	0.98	0.36	36%		1.27	1.03	0.24	23%
Condensate, $/Bbl	109.05	84.73	24.32	29%		100.51	79.33	21.18	27%
_________
(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	The majority of the Partnership's Coastal Straddle plant volumes are gathered on third-party offshore pipeline systems and delivered to the plant inlets.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(5)	Average realized prices exclude the impact of hedging activities.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The $22.5 million increase in gross margin for 2011 is primarily due to an increase in commodity sales prices ($62.5 million) and an increase fee based and other revenues ($0.7 million), partially offset by an increase in product purchases ($14.5 million) and a decrease in commodity sales volumes ($26.2 million). The decrease in plant inlet volumes was largely attributable to a decline in traditional wellhead and leaner offshore supply volumes. The impact of the decrease in plant inlet was offset by incrementally adding volumes at facilities with higher recovery levels. Natural gas sales volumes decreased due to lower demand from the Partnership’s industrial customers and lower sales to other reportable segments for resale.

Operating expenses were flat.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The $31.6 million increase in gross margin for 2011 is primarily due to an increase in NGL and condensate sales prices ($80.9 million), an increase fee based and other revenues ($2.3 million) and a decrease in product purchases ($31.7 million), partially offset by a decrease in natural gas sales prices ($23.9 million) and a decrease in commodity sales volumes ($59.4 million). The decrease in plant inlet volumes was largely attributable to a decline in traditional wellhead and leaner offshore supply volumes. The impact of the decrease in plant inlet was offset by incrementally adding volumes at facilities with higher recovery levels. Natural gas sales volumes decreased due to lower demand from the Partnership’s industrial customers and lower sales to other reportable segments for resale.

Operating expenses were flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	($ in millions)
Gross margin	$57.8	$40.8	$17.0	42%	$100.1	$78.5	$21.6	28%
Operating expenses	24.4	22.8	1.6	7%	44.4	49.2	(4.8)	(10%	)
Operating margin	$33.4	$18.0	$15.4	86%	$55.7	$29.3	$26.4	90%
Operating statistics: (1)
Fractionation volumes, MBbl/d	279.7	228.4	51.3	22%	244.7	219.0	25.7	12%
Treating volumes, MBbl/d	27.8	21.8	6.0	28%	19.1	14.7	4.4	30%
_________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The $17.0 million increase in gross margin primarily reflects higher terminaling and storage revenue ($6.4 million) and increased fractionation volumes ($9.4 million).  Terminaling and storage revenue is primarily due to increased supply services to petrochemical customers at the Partnership’s Mont Belvieu terminal, higher LPG exports at the Partnership’s Galena Park terminal, and a full quarter of operations of the recently acquired Channelview Terminal.  The start-up and operation of the 78 MBbl/d expansion at the Cedar Bayou facility in the second quarter of 2011 resulted in higher throughput and increased gross margin.

The $1.6 million increase in operating expenses was primarily due to higher natural gas price for fuel to fractionators ($3.2 million), and higher costs associated with fractionation maintenance ($0.6 million), higher compensation and benefit costs ($1.4 million), contractor and professional services ($1.0 million), offset by a more favorable system product volume gain which was valued at higher 2011 NGL prices ($5.1 million).

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The $21.6 million increase in gross margin primarily reflects higher terminaling and storage revenue ($11.3 million) and increased fractionation volumes ($8.2 million). Terminaling and storage revenue is primarily due to increased supply services to petrochemical customers at the Partnership’s Mont Belvieu terminal, higher LPG exports at the Partnership’s Galena Park terminal, and a full quarter of operations in the second quarter of the recently acquired Channelview Terminal.  The start-up and operation of the 78 MBbl/d expansion at the Cedar Bayou facility in the second quarter of 2011 resulted in higher throughput and increased gross margin.

The $4.8 million decrease in operating expenses was primarily due to a more favorable system product volume gain which was valued at higher 2011 NGL prices ($7.7 million), offset by higher natural gas price for fuel to fractionators ($2.3 million) and higher compensation and benefit costs ($1.9 million).

 Marketing and Distribution

	Three Months Ended				Six Months Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	($ in millions)
Gross margin	$41.4	$24.9	$16.5	66%	$85.9	$55.8	$30.1	54%
Operating expenses	10.9	10.8	0.1	1%	22.8	22.0	0.8	4%
Operating margin	$30.5	$14.1	$16.4	116%	$63.1	$33.8	$29.3	87%
Operating statistics: (1)
Natural gas sales, BBtu/d	857.5	668.3	189.2	28%	761.4	639.0	122.4	19%
NGL sales, MBbl/d	265.0	234.8	30.2	13%	268.7	240.6	28.1	12%
Average realized prices:
Natural gas, $/MMBtu	4.28	4.10	0.18	4%	4.19	4.64	(0.45)	(10%	)
NGL realized price, $/gal	1.35	1.03	0.32	31%	1.31	1.11	0.20	18%
_________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The $16.5 million increase in gross margin was due to higher NGL volumes ($118.6 million) and natural gas volumes ($70.7 million), higher NGL prices ($326.2 million) higher natural gas prices ($13.8 million) and higher fee-based and other revenues ($13.1 million), offset by increased product purchases ($525.8 million). Factors contributing to a higher operating margin in 2011 included increased export sales and, and the positive impact of a contract settlement ($7.5 million) related to a multi-year propane exchange agreement.  The contract, as restructured, may result in the receipt of future payments over the remaining term of the contract.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The $30.1 million increase in gross margin was due to higher NGL volumes ($238.5 million), higher natural gas volumes ($102.8 million), higher NGL prices ($400.7 million) higher fee-based and other revenues ($14.4 million) offset by lower natural gas prices ($62.2 million), increased product purchases ($664.1 million). Factors contributing to a higher operating margin in 2011 included increased West Coast propane sales, increased export sales and the positive impact of a contract settlement ($7.5 million) related to a multi-year propane exchange agreement.  The contract, as restructured, may result in the receipt of future payments over the remaining term of the contract.

Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(In millions)
Gross margin	$(13.2)	$2.7	$(15.9)	$(17.6)	$(0.3)	$(17.3)
Operating margin	$(13.2)	$2.7	$(15.9)	$(17.6)	$(0.3)	$(17.3)

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

The following table provides a breakdown of the Partnership’s hedge results by product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(In Millions)
Natural Gas	$1.6	$5.9	$(4.3)	$7.8	$7.0	$0.8
NGL	(13.3)	(2.6)	(10.7)	(22.2)	(6.3)	(15.9)
Crude	(1.5)	(0.6)	(0.9)	(3.2)	(1.0)	(2.2)
	$(13.2)	$2.7	$(15.9)	$(17.6)	$(0.3)	$(17.3)

Liquidity and Capital Resources

As a result of our conveyances of all of our remaining operating assets to the Partnership, we have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report for the year ended December 31, 2010. As of June 30, 2011, our interests in the Partnership consist of the following:

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

Our ownership of the IDR’s of the Partnership entitles us to receive:

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

On July 11, 2011, the Partnership announced that the board of directors of its General Partner declared a quarterly distribution for the second quarter of 2011 of $0.57 per common unit, or an annual rate of $2.28 per common unit. Based on these distribution rates, we will receive quarterly distributions of $6.6 million, or $26.6 million on an annualized basis, in respect of our common units in the Partnership, and based on these distribution rates, we will receive quarterly distributions of $7.8 million and $1.2 million, or $31.3 million and $4.6 million on an annualized basis, based on our IDRs and 2% general partner interests.

We intend to pay to our stockholders, on a quarterly basis, dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes, capital contributions to the Partnership and reserves established by our board of directors.

On July 11, 2011, we announced a quarterly dividend of $0.29 per share of our common stock for the three months ended June 30, 2011, or $1.16 per share on an annualized basis. The declared dividend totals $12.3 million, including $0.4 million with respect to accrued dividends related to unvested restricted stock grants. The cash dividend of $11.9 million will be paid on August 16, 2011.

As of June 30, 2011, we had $154.7 million of cash on hand, including $73.1 million of cash belonging to the Partnership. We do not have access to the Partnership’s cash as it is restricted for the use of the Partnership. We have the ability to use $81.6 million of the cash on hand and available to us to satisfy our aggregate tax liability of approximately $83.0 million over the next fourteen years associated with our sales of assets to the Partnership and related financings, as well as to fund the reimbursement of certain capital expenditures to the Partnership associated with its acquisition of Versado. In addition, we have a contingent obligation to contribute to the Partnership limited distribution support in any quarter through 2011 if and to the extent the Partnership has insufficient available cash to fund a distribution of $0.5175 per unit, limited to $8.0 million per quarter. We have not yet and do not currently expect to make any payments pursuant to this distribution support obligation.

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

A significant portion of the Partnership’s capital resources are utilized in the form of cash and letters of credit to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade status, as assigned to us and the Partnership by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. As of June 30, 2011, we had no outstanding letter of credit postings and the Partnership had $86.3 million.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. The Partnership’s working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that the Partnership buys and sells. In general, the Partnership’s working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, the Partnership’s working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by the Partnership’s customers or paid to its suppliers can also cause fluctuations in working capital because the Partnership settles with most of its larger suppliers and customers on a monthly basis and often near the end of the month. The Partnership expects that its future working capital requirements will be impacted by these same factors. The Partnership expects that cash flows provided by operating activities and availability under its credit facility will be sufficient to meet its operating requirements for the next twelve months.

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities for the periods indicated. See “Statement of Cash Flows – Partnership versus Non-Partnership” for a detailed presentation of cash flow activity:

	Six Months Ended June 30,
	2011			2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Net cash provided by (used in):
Operating activities	$221.5	$252.7	$(31.2)	$149.4	$178.6	$(29.2)
Investing activities	(172.6)	(170.1)	(2.5)	(44.8)	(43.7)	(1.1)
Financing activities	(82.6)	(85.8)	3.2	(107.6)	(139.7)	32.1

	Six Months Ended June 30, 2011 vs. 2010
	$ Change			% Change
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Net cash provided by (used in):
Operating activities	$72.1	$74.1	$(2.0)	48%	41%	7%
Investing activities	(127.8)	(126.4)	(1.4)	285%	289%	127%
Financing activities	25.0	53.9	(28.9)	(23% )	(39% )	(90% )

Operating Activities of TRC – Non-Partnership

The operating activities of TRC – Non-Partnership primarily relate to the payment of interest and taxes.

Operating Activities of the Partnership

The Partnership’s Consolidated Statement of Cash Flows employs the traditional indirect method of presenting cash flows from operating activities. Under the indirect method, net cash provided by operating activities is derived by adjusting the Partnership’s net income for non-cash items related to operating activities. An alternative GAAP presentation employs the direct method in which the actual cash receipts and outlays comprising cash flow are presented. The following table displays the Partnership’s operating cash flows using the direct method as a supplement to the presentation in the Partnership’s financial statements.

	For the Six Months
	Ended June 30,
	2011	2010	Variance
Cash flows from operating activities:
Cash received from customers	$3,322.9	$2,798.5	$524.4
Cash received from (paid to) derivative counterparties (1)	(14.9)	15.9	(30.8)
Cash paid for:
Product purchases	(2,802.6)	(2,426.0)	(376.6)
Operating expenses	(132.9)	(130.3)	(2.6)
General and administrative expenses (2)	(74.0)	(47.9)	(26.1)
Cash distributions from equity investment (3)	3.1	1.9	1.2
Interest paid	(46.5)	(31.8)	(14.7)
Income taxes paid	(2.2)	(1.6)	(0.6)
Other cash receipts (payments)	(0.2)	(0.1)	(0.1)
Net cash provided by operating activities	$252.7	$178.6	$74.1
_________
(1)
The change in cash paid to derivative counterparties reflects the change in our net position from in-the-money for the quarter ending June 30, 2010 to out-of-the-money for the quarter ending June 30, 2011. Our gross and operating margins for the six months ended June 30, 2010 included in Other for segment purposes, where we report the results of our commodity hedging activities, reflect inflows of cash from counterparties offset by $16.2 million of non-cash expense items. These non-cash expense items are related to amortization of hedge termination fees (See Note 9 for more information) and hedge ineffectiveness.

(2)
The increase in general and administrative cash payments results from higher 2011 intercompany settlements following the completion during April through September 2010 of the remaining asset drop downs.

(3)
Total distributions received exceeded cumulative earnings. Therefore, $0.6 million in excess distributions over earnings were classified as an investing activity for the six months ended June 30, 2011.

Investing Activities of TRC – Non-Partnership

Net cash provided by investing activities consisted of $2.5 million in outlays for property, plant and equipment for the six months ended 2011 compared to $1.1 million in 2010.

Investing Activities of the Partnership

Net cash used in investing activities increased by $126.4 million for the six months ended June 30, 2011 compared to 2010. The increase was primarily driven by the Partnership’s acquisition of the Channelview Terminal for $29.0 million and a $76.0 million increase in expansion capital projects in gathering and processing assets and in fractionation assets. The Partnership also invested $6.0 million in equity contributions associated with the expansion at Gulf Coast Fractionators.

Financing Activities of TRC – Non-Partnership

Net cash provided by financing activities decreased by $28.9 million. During 2010, we received from the Partnership $332.8 million in repayments of affiliated indebtedness, and received $224.7 million from the sale of Partnership interests. These proceeds were primarily used to pay $419.9 million in dividends to common and common equivalent shareholders and preferred shareholders, and $218.9 million in outstanding balances on our loan facilities during 2010. Distributions to us from the Partnership increased $4.4 million in 2011 compared to 2010 primarily from a $7.2 million increase in distributions related to our incentive distribution rights, offset by a $3.5 million decrease in limited partner distributions due to our sale of Partnership interests during 2010.

Financing Activities of the Partnership

Net cash used in financing activities decreased by $53.9 million for the six months ended June 30, 2011 compared to 2010. The decrease in net cash used in financing activities was driven by two primary factors: distributions and changes in our equity offerings and financing activities. For the six months ended June 30, 2011 compared to 2010, distributions increased by $31.1 million. Net proceeds from public offerings, issuance of senior notes and borrowings under the Partnership’s credit facility less repayments on the Partnership’s credit facility decreased from $60.5 million for the six months ended June 30, 2010 to $34.3 million for the six months ended June 30, 2011.

The Partnership’s primary financing activities that occurred during the six months ended June 30, 2011 were:

•
On January 24, 2011, the Partnership completed a public offering of 8,000,000 common units in them under an existing shelf registration statement on Form S-3 at a price of $33.67 per common unit ($32.41 per common unit, net of underwriting discounts), providing net proceeds of $259.2 million. Pursuant to the exercise of the underwriters’ overallotment option, on February 3, 2011 the Partnership issued an additional 1,200,000 common units, providing net proceeds of approximately $38.8 million. In addition, we, as the general partner, contributed $6.3 million for 187,755 general partner units to maintain our 2% general partner interest in the Partnership. The Partnership used the net proceeds from the offering to reduce borrowings under its senior secured credit facility.

•	On February 2, 2011, the Partnership closed a private placement of $325.0 million in aggregate principal amount of the Partnership’s 6⅞% Notes resulting in net proceeds of $318.8 million.

•
On February 4, 2011, the Partnership exchanged an additional $158.6 million principal amount of the Partnership’s 6⅞% Notes for $158.6 million aggregate principal amount of its 11¼% Notes. In conjunction with the exchange the Partnership paid a cash premium of $28.6 million including $0.9 million of accrued interest.

Net cash from the completion of the unit offerings and the note offering less cash paid in connection with the exchange offer was used to reduce outstanding borrowings under the Partnership’s senior secured credit facility by $595.2 million.

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

			Cash Distributions (1)				Dividend		Total
		Cash				Distributions	Declared		Dividend
		Distribution	Limited	General		to Targa	Per TRC		Declared to
	For the Three	Per Limited	Partner	Partner		Resources	Common		Common
Date Paid	Months Ended	Partner Unit	Units	Interest	IDRs	Corp. (2)	Share		Shareholders
		(In millions, except per unit amounts)
May 13, 2011	March 31, 2011	$0.5575	$6.5	$1.1	$6.8	$14.4	$0.2725		$11.5
February 14, 2011	December 31, 2010	0.5475	6.4	1.1	6.0	13.5	0.0616	(3)	2.6
November 12, 2010	September 30, 2010	0.5375	6.3	0.9	4.6	11.8	N/A		N/A
August 13, 2010	June 30, 2010	0.5275	6.1	0.8	3.5	10.4	N/A		N/A
May 14, 2010	March 31, 2010	0.5175	6.0	0.8	2.8	9.6	N/A		N/A
February 12, 2010	December 31, 2009	0.5175	10.4	0.8	2.8	14.0	N/A		N/A
_________
(1)
On July 11, 2011, the Partnership announced a cash distribution of $0.57 per common unit on its outstanding common units for the three months ended June 30, 2011, to be paid on August 12, 2011. The distribution to be paid is $41.7 million to the Partnership’s third-party limited partners, and $6.6 million, $7.8 million and $1.2 million to us for our ownership of common units, incentive distribution rights and our 2% general partner interest in the Partnership. We expect to distribute to our shareholders $11.9 million on August 16, 2011.

(2)	Distributions to us are comprised of amounts attributable to our (i) limited partner units, (ii) general partner units, and (iii) IDRs.
(3)	Represents a prorated dividend for the portion of the fourth quarter of 2010 that the Company was public.

Capital Requirements

The following table lists gross additions to property, plant and equipment, cash flows used in property, plant and equipment additions and the difference, which is primarily settled accruals and non-cash additions:

	Six Months Ended June 30,
	2011			2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Gross additions to property, plant and equipment	$167.8	$166.5	$1.3	$47.0	$45.9	$1.1
Change in accruals	(0.6)	(1.8)	1.2	(0.1)	(0.1)	-
Cash expenditures	$167.2	$164.7	$2.5	$46.9	$45.8	$1.1

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

We and the Partnership categorize capital expenditures as either: (i) maintenance expenditures or (ii) expansion expenditures. Maintenance expenditures are those expenditures that are necessary to maintain the service capability of our existing assets including the replacement of system components and equipment which is worn, obsolete or completing its useful life, the addition of new sources of natural gas supply to our systems to replace natural gas production declines and expenditures to remain in compliance with environmental laws and regulations. Expansion expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues.

	Six Months Ended June 30,
	2011			2010
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Capital expenditures:
Expansion	$134.3	$133.9	$0.4	$29.3	$28.8	$0.5
Maintenance	33.5	32.6	0.9	17.7	17.1	0.6
	$167.8	$166.5	$1.3	$47.0	$45.9	$1.1

The Partnership estimates that its total capital expenditures for 2011 will be approximately $370 million gross and $335 million net of non-controlling interest share and reimbursements. The Partnership also estimates that of the $335 million net capital expenditures, approximately 20% will be for maintenance. Given the Partnership’s objective of growth through acquisitions, expansions of existing assets and other internal growth projects, the Partnership anticipates that over time it will invest significant amounts of capital to grow and acquire assets. Major capital projects include:

•	a $360 million expansion project at CBF to add an additional fractionator and related infrastructure enhancements at Mont Belvieu;

•	a $40 million capital expansion project to expand the gathering and processing capability of the Partnership’s North Texas System;

•	a $35 million benzene treatment project at Mont Belvieu to construct a treater designed to reduce benzene content of natural gasoline to meet new, more stringent environmental standards;

•	a $30 million capital expansion project to expand the gathering and processing capability of the Partnership’s SAOU System;

•	a $13 million expansion of our dock facilities and related infrastructure enhancements at Galena Park; and

•	the Partnership’s portion of the $75 million expansion at Gulf Coast Fractionators, which is expected to be approximately $29 million.

The Partnership expects to fund future capital expenditures with funds generated from its operations, borrowings under its senior secured revolving credit facility, the issuance of additional Partnership common units and debt offerings.

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

Commodity Price Risk. A majority of the Partnership’s revenues are derived from percent-of-proceeds contracts under which it receives a portion of the natural gas and/or NGLs or equity volumes as payment for services. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond the Partnership’s control.  The Partnership monitors these risks and enters into hedging transactions designed to mitigate the impact of commodity price fluctuations on its business. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged. For an in-depth discussion of our hedging strategies, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” in our Annual Report.

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

These commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. The Partnership’s payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges are currently secured by a first priority lien in the collateral securing its senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders. Absent new federal regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act, and as long as this first priority lien is in effect, the Partnership expects to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to the Partnership’s credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in the Partnership’s creditworthiness. A purchased put (or floor) transaction does not create credit exposure to the Partnership for the Partnership’s counterparties.

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). During the three months ended June 30, 2011 and 2010 the Partnership’s operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $(13.2) million and $2.7 million. During the six months ended June 30, 2011 and 2010 the Partnership’s operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $(17.6) million and $(0.3) million.

As of June 30, 2011, the Partnership had the following hedge arrangements which will settle during the years ending December 31, 2011 through 2014 (except as indicated otherwise, the 2011 volumes reflect daily volumes for the period from July 1, 2011 through December 31, 2011):

Natural Gas
Instrument		Price	MMBtu per day
Type	Index	$/MMBtu	2011	2012	2013	Fair Value
						(In millions)
Swap	IF-WAHA	6.29	23,750			$8.5
Swap	IF-WAHA	6.61		14,850		10.6
Swap	IF-WAHA	5.28			7,230	0.9
Total Swaps			23,750	14,850	7,230
Swap	IF-PB	4.58	6,565			0.4
Swap	IF-PB	4.98		10,200		1.5
Swap	IF-PB	5.23			7,084	0.9
Total Swaps			6,565	10,200	7,084
Swap	IF-NGPL MC	5.66	8,155			2.0
Swap	IF-NGPL MC	6.03		6,740		3.5
Swap	IF-NGPL MC	4.89			2,775	-
Total Swaps			8,155	6,740	2,775
Total Sales			38,470	31,790	17,089
Natural Gas Basis Swaps
Basis Swaps	Various Indexes, Maturities Through December 2012					0.1
						$28.4

NGL
Instrument		Price	Barrels per day
Type	Index	$/Gal	2011	2012	2013	Fair Value
						(In millions)
Swap	OPIS-MB	0.92	10,118			$(26.2)
Swap	OPIS-MB	0.95		9,361		(24.2)
Swap	OPIS-MB	0.98			4,150	(8.4)
Total Swaps			10,118	9,361	4,150
Floor	OPIS-MB	1.44	253			-
Floor	OPIS-MB	1.43		294		0.6
Total Floors			253	294	-
Total Sales			10,371	9,655	4,150
						$(58.2)

Condensate
Instrument		Price	Barrels per day
Type	Index	$/Bbl	2011	2012	2013	2014	Fair Value
							(In millions)
Swap	NY-WTI	87.87	1,730				$(2.9)
Swap	NY-WTI	91.91		1,660			(5.2)
Swap	NY-WTI	93.34			1,795		(4.9)
Swap	NY-WTI	90.03				700	(2.6)
Total Sales			1,730	1,660	1,795	700
							$(15.6)

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

The Partnership accounts for the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The value of the NGL derivative contracts is determined utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the NGL contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those NGL contracts which the Partnership is unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the NGL valuations are classified as Level 3 within the fair value hierarchy.

Interest Rate Risk. We and the Partnership are exposed to changes in interest rates. We are exposed to interest rate changes due to our variable rate Holdco Loan facility. The Partnership is exposed to interest rate changes as a result of variable rate borrowings under the senior secured revolving credit facility of the Partnership. To the extent that interest rates increase, interest expense for our Holdco Loan facility and the Partnership’s revolving debt will also increase. As of June 30, 2011, we had variable rate borrowings of $89.3 million outstanding and the Partnership had variable rate borrowings of $198.0 million outstanding. In an effort to reduce the variability of its cash flows, the Partnership has entered into several interest rate swap and interest rate basis swap agreements. Under these agreements, the base interest rate on the specified notional amount (currently $300.0 million) of its variable rate debt is effectively fixed for the term of each agreement and ineffectiveness is required to be measured each reporting period for those contracts designated as hedging instruments. See Note 9 to the Consolidated Financial Statements in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

All interest rate swaps and interest rate basis swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Partnership’s senior secured revolving credit facility until February 11, 2011, when the Partnership de-designated $125.0 million notional principal of fixed interest rate swaps and $25.0 million notional principal of interest rate basis swaps. The Partnership de-designated the swaps as borrowings under its credit facility reduced below $300.0 million, which is the total notional amount of the fixed interest rate swaps. The de-designated swaps receive mark-to-market treatment, with changes in fair value, cash and accrued settlements recorded to other income (expense).

As of June 30, 2011, the Partnership had the following open interest rate swaps:

Period	Fixed Rate	Notional Amount	Fair Value
Remainder of 2011	3.52%	$300	$(5.0)
2012	3.40%	300	(7.1)
2013	3.39%	300	(6.3)
1/1/2014 - 4/24/2014	3.39%	300	(1.9)
			$(20.3)

After taking into account the Partnership’s interest rate swaps that are designated as cash flow hedges, a hypothetical change of 100 basis points in the underlying interest rate of variable rate debt would impact the Partnership’s annual interest expense by $0.2 million and would impact the TRC Non-Partnership annual interest expense by $0.9 million.

Counterparty Risk – Credit and Concentration

Credit Risk. The Partnership is subject to risk of losses resulting from nonpayment or nonperformance by its counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Should the creditworthiness of one or more of the counterparties decline, the Partnership’s ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, the Partnership may sustain a loss and its cash receipts could be negatively impacted.

As of June 30, 2011, affiliates of Barclays PLC (“Barclays”) and Credit Suisse Group AG (“Credit Suisse”) accounted for 57% and 11% of the Partnership’s counterparty credit exposure related to commodity derivative instruments. Barclays and Credit Suisse are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 12 – Commitments and Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Item 1A. Risk Factors” in our Annual Report. These risks and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware, or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our and the Partnership’s business, financial condition and/or results of operations, as could the following:

Recently proposed rules regulating air emissions from oil and natural gas operations could cause the Partnership as well as natural gas exploration and production operators to incur increased capital expenditures and operating costs as well as cause the Partnership to experience reduced demand for its gathering, processing or fractionation services.

On July 28, 2011, the U.S. Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, EPA’s proposed rule package includes New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.  The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules combined with other federal and state rules that regulate air emissions that impact natural gas gathering and processing operations would establish new operating requirements for the Partnership's business. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012. If finalized, these rules could require a number of modifications to the Partnership’s customer’s as well as the Partnership’s operations including the installation of new equipment.  Compliance with such rules could result in significant costs as well as delays in well completions by the Partnership's customers, including increased capital expenditures and operating costs, which may adversely impact the Partnership’s business. Moreover, the incurrence of such expenditures and costs by the Partnership’s exploration and production customers’ could result in reduced production by those customers and thus translate into reduced demand for the Partnership’s gathering, processing or fractionation services.

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

10.2
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

10.3
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

10.4
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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Corp.
(Registrant)

By:   /s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

Date: August 5, 2011

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

10.2
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

10.3
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

10.4
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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith