Form 10-K/A
period 2011-12-31
Targa Resources Corp.
filed 2012-03-20
CIK 1389170

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of the Amendment No. 1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011, as filed with the Securities and Exchange Commission on February 27, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009,(iv) the Consolidated Statement of Changes in Owners’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: March 20, 2012	By: /s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

Number                 Description

2.1*
Purchase and Sale Agreement, dated as of September 18, 2007, by and between Targa Resources Holdings LP and Targa Resources Partners LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 21, 2007 (File No. 001-33303)).

2.2*
Amendment to Purchase and Sale Agreement, dated October 1, 2007, by and between Targa Resources Holdings LP and Targa Resources Partners LP (incorporated by reference to Exhibit 2.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 24, 2007 (File No. 001-33303)).

2.3*
Purchase and Sale Agreement dated July 27, 2009, by and between Targa Resources Partners LP, Targa GP Inc. and Targa LP Inc. (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 29, 2009 (File No. 001-33303)).

2.4*
Purchase and Sale Agreement, dated as of March 31, 2010, by and among Targa Resources Partners LP, Targa LP Inc., Targa Permian GP LLC and Targa Midstream Holdings LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-33303)).

2.5*
Purchase and Sale Agreement, dated as of August 6, 2010, by and among Targa Resources Partners LP and Targa Versado Holdings LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 9, 2010 (File No. 001-33303)).

2.6*
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

10.2*
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

10.3*
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

10.4*
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

10.5*
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

10.6*
Targa Resources Investments Inc. Amended and Restated Stockholders’ Agreement dated as of October 28, 2005 (incorporated by reference to Exhibit 10.2 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.7*
First Amendment to Amended and Restated Stockholders’ Agreement, dated January 26, 2006 (incorporated by reference to Exhibit 10.3 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.8*
Second Amendment to Amended and Restated Stockholders’ Agreement, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.9*
Third Amendment to Amended and Restated Stockholders’ Agreement, dated May 1, 2007 (incorporated by reference to Exhibit 10.5 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.10*
Fourth Amendment to Amended and Restated Stockholders’ Agreement, dated December 7, 2007 (incorporated by reference to Exhibit 10.6 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.11*
Fifth Amendment to Amended and Restated Stockholders’ Agreement, dated December 1, 2009 (incorporated by reference to Exhibit 10.1 to Targa Resources, Inc.’s Current Report on Form 8-K filed December 2, 2009 (File No. 333-147066)).

10.12*
Form of Sixth Amendment to Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 10.11 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.13+*
Targa Resources Investments Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.14+*
First Amendment to Targa Resources Investments Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.15+*
Second Amendment to Targa Resources Investments Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.16+*
Form of Targa Resources Investments Inc. Nonstatutory Stock Option Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.17+*
Form of Targa Resources Investments Inc. Nonstatutory Stock Option Agreement (Non-Director Management and Other Employees) (incorporated by reference to Exhibit 10.14 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.18+*
Form of Targa Resources Investments Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.15 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.19+*
Form of Targa Resources Investments Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.20+*
Form of Targa Resources Investments Inc. Restricted Stock Agreement (relating to preferred stock option exchange for directors) (incorporated by reference to Exhibit 10.17 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.21+*
Form of Targa Resources Investments Inc. Restricted Stock Agreement (relating to preferred stock option exchange for employees) (incorporated by reference to Exhibit 10.18 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.22+*	Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of Targa Resources Corp.’s Registration Statement on Form S-8 filed December 9, 2010 (File No. 333-171082)).

10.23+*
Form of Targa Resources Corp. Restricted Stock Agreement – 2010 (incorporated by reference to Exhibit 4.4 of Targa Resources Corp.’s Registration Statement on Form S-8 filed December 9, 2010 (File No. 333-171082)).

10.24+*
Form of Targa Resources Corp. 2011 Restricted Stock Agreement – 2011 (incorporated by reference to Exhibit 10.2 of Targa Resources Corp.’s Current Report on Form 8-K filed February 18, 2011 (File No. 001-34991)).

10.25+*
Targa Resources Investments Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.26+*
Targa Resources Investments Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.27+*
Targa Resources Investments Inc. 2009 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.28+*
Targa Resources Investments Inc. 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.29+*
Targa Resources Corp. 2011 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 25, 2011 (File No. 001-33303)).

10.30+*
Targa Resources Corp. 2012 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.31 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2012 (File No. 001-33303)).

10.31+*
Targa Resources Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed February 1, 2007 (File No. 333-138747)).

10.32+*
Form of Targa Resources Partners LP Restricted Unit Grant Agreement — 2007 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 13, 2007 (File No. 001-33303)).

10.33+*
Form of Targa Resources Partners LP Restricted Unit Grant Agreement — 2010 (incorporated by reference to Exhibit 10.15 to Targa Resources Partners LP’s Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.34+*
Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2007 (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed with the SEC on February 13, 2007 (File No. 001-33303)).

10.35+*
Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2008 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 22, 2008 (File No. 001-33303)).

10.36+*
Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2009 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 28, 2009 (File No. 001-33303)).

10.37+*
Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2010 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 7, 2009 (File No. 001-33303)).

10.38+*
Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2011 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 18, 2011) (File No. 001-33303)).

10.39+*
Targa Resources Executive Officer Change in Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 19, 2012 (File No. 001-34991)).

10.40*
Purchase Agreement dated as of June 12, 2008 among the Issuers, the Guarantors and Deutsche Bank Securities Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed June 18, 2008) (File No. 001-33303)).

10.41*
Indenture dated June 18, 2008, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Targa Resources, Inc.’s Form 10-Q filed August 11, 2008 (File No. 333-147066)).

10.42*
Registration Rights Agreement dated as of June 18, 2008 among the Issuers, the Guarantors and Deutsche Bank Securities Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed June 18, 2008) (File No. 001-33303)).

10.43*
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

10.44*
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

10.45*
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

10.46*
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

10.47*
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

10.48*
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

10.49*
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

10.50*
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

10.51*
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

10.52*
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

10.53*
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

10.54*
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

10.55*
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

10.56*
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

10.57*
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

10.58*
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

10.59*
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

10.60*
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

10.61*
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

10.62*
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

10.63*
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

10.64*
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

10.65*
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

10.66*
Purchase Agreement, dated June 30, 2009 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 6, 2009 (File No. 001-33303)).

10.67*
Indenture dated as of July 6, 2009, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 6, 2009 (File No. 001-33303)).

10.68*
Registration Rights Agreement dated  July 6, 2009, among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 6, 2009 (File No. 001-33303)).

10.69*
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

10.70*
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

10.71*
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

10.72*
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

10.73*
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

10.74*
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

10.75*
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

10.76*
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

10.77*
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

10.78*
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

10.79*
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

10.80*
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

10.81*
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

10.82*
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

10.83*
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

10.84*
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

10.85*
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

10.86*
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

10.87*
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

10.88*
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

10.89*
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

10.90*
First Supplemental Indenture dated February 2, 2011 to that certain Indenture dated July 6, 2009 (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

10.91*
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

10.92*
Purchase Agreement dated as of August 10, 2010 among the Issuers, the Guarantors and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-33303)).

10.93*
Indenture dated as of August 13, 2010 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-33303)).

10.94*
Registration Rights Agreement dated as of August 13, 2010 among the Issuers, the Guarantors and Banc of America Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-33303)).

10.95*
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

10.96*
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

10.97*
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

10.98*
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

10.99*
Purchase Agreement dated January 19, 2011 by and among the Issuers, the Guarantors and Deutsche Bank Securities Inc., as representative of the several Initial Purchasers (incorporated by reference to Exhibit 1.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 24, 2011 (File No. 001-33303)).

10.100*
Indenture dated  February 2, 2011 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee thereto (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

10.101*
Registration Rights Agreement dated February 2, 2011 among the Issuers, the Guarantors, Deutsche Bank Securities Inc., as representative of the several initial purchasers, and the Dealer Managers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

10.102*
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

10.103*
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

10.104*
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

10.105*
Contribution, Conveyance and Assumption Agreement, dated October 24, 2007, by and among Targa Resources Partners LP, Targa Resources Holdings LP, Targa TX LLC, Targa TX PS LP, Targa LA LLC, Targa LA PS LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 24, 2007 (File No. 001-33303)).

10.106*
Contribution, Conveyance and Assumption Agreement, dated September 24, 2009, by and among Targa Resources Partners LP, Targa GP Inc., Targa LP Inc., Targa Resources Operating LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 24, 2009 (File No. 001-33303)).

10.107*
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

10.108*
Contribution, Conveyance and Assumption Agreement, dated August 25, 2010, by and among Targa Resources Partners LP, Targa Versado Holdings LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 26, 2010 (File No. 001-33303)).

10.109*
Contribution, Conveyance and Assumption Agreement, dated September 28, 2010, by and among Targa Resources Partners LP, Targa Versado Holdings LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 4, 2010 (file No. 001-33303)).

10.110*
Second Amended and Restated Omnibus Agreement, dated September 24, 2009, by and among Targa Resources Partners LP, Targa Resources, Inc., Targa Resources LLC and Targa Resources GP LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 24, 2009 (file No. 001-33303)).

10.111*
First Amendment to Second Amended and Restated Omnibus Agreement, dated April 27, 2010, by and among Targa Resources Partners LP, Targa Resources, Inc., Targa Resources LLC and Targa Resources GP LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed April 29, 2010 (File No. 001-33303)).

10.112+*
Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.113+*
Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007 (incorporated by reference to Exhibit 10.11 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.114+*
Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007 (incorporated by reference to Exhibit 10.12 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.115+*
Targa Resources Partners LP Indemnification Agreement for Williams D. Sullivan dated February 14, 2007 (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.116*
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

*
These exhibits were previously included or incorporated by reference in our Annual Report on Form 10-K for the annual period ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012.

**	Furnished herewith

+	Management contract or compensatory plan or arrangement