Form 10-Q
period 2012-06-30
Targa Resources Corp.
filed 2012-08-06
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, there were 42,440,333 shares of the registrant’s common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Corp.’s (together with its subsidiaries, other than Targa Resources Partners LP (the “Partnership”), collectively “we,” “us,” “Targa,” “TRC,” or the “Company”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II-Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	The Partnership’s and our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in the Partnership’s transactions;

•	the Partnership’s success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”) and other commodity prices, interest rates and demand for the Partnership’s services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	the Partnership’s ability to obtain necessary licenses, permits and other approvals;

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Part II - Other Information, Item 1A. Risk Factors.” in this Quarterly Report and in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$117.5	$145.8
Trade receivables, net of allowances of $2.1 million and $2.4 million	368.1	575.7
Inventory	89.7	92.2
Deferred income taxes	-	0.1
Assets from risk management activities	56.3	41.0
Other current assets	17.9	11.7
Total current assets	649.5	866.5
Property, plant and equipment	4,060.9	3,821.1
Accumulated depreciation	(1,096.4)	(1,001.6)
Property, plant and equipment, net	2,964.5	2,819.5
Long-term assets from risk management activities	21.3	10.9
Investment in unconsolidated affiliate	50.1	36.8
Other long-term assets	95.1	97.3
Total assets	$3,780.5	$3,831.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$463.6	$700.0
Deferred income taxes	21.4	-
Liabilities from risk management activities	2.8	41.1
Total current liabilities	487.8	741.1
Long-term debt	1,610.3	1,567.0
Long-term liabilities from risk management activities	4.1	15.8
Deferred income taxes	107.3	120.5
Other long-term liabilities	62.7	55.9

Commitments and contingencies (see Note 13)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized, 42,440,333 and 42,398,148 shares issued and outstanding as of June 30, 2012 and December 31, 2011)	-	-
Preferred stock ($0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011)	-	-
Additional paid-in capital	186.8	229.5
Accumulated deficit	(51.9)	(70.1)
Accumulated other comprehensive income (loss)	6.0	(1.3)
Total Targa Resources Corp. stockholders' equity	140.9	158.1
Noncontrolling interests in subsidiaries	1,367.4	1,172.6
Total owners' equity	1,508.3	1,330.7
Total liabilities and owners' equity	$3,780.5	$3,831.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In millions, except per share amounts)
Revenues	$1,319.1	$1,728.3	$2,964.9	$3,347.0
Costs and expenses:
Product purchases	1,074.6	1,477.8	2,458.8	2,879.0
Operating expenses	77.3	71.6	148.9	137.6
Depreciation and amortization expenses	48.3	45.3	95.7	88.7
General and administrative expenses	35.7	35.1	70.8	69.7
Other operating	-	-	(0.1)	-
Income from operations	83.2	98.5	190.8	172.0
Other income (expense):
Interest expense, net	(30.5)	(28.0)	(61.0)	(56.5)
Equity earnings (loss)	(0.2)	1.3	1.9	3.0
Loss on mark-to-market derivative instruments	-	(3.2)	-	(3.2)
Other	(0.4)	-	(0.3)	(0.1)
Income before income taxes	52.1	68.6	131.4	115.2
Income tax expense:
Current	(7.4)	(4.6)	(16.1)	(10.1)
Deferred	(1.2)	(0.7)	(2.7)	(1.0)
	(8.6)	(5.3)	(18.8)	(11.1)
Net income	43.5	63.3	112.6	104.1
Less: Net income attributable to noncontrolling interests	34.9	52.8	94.4	86.8
Net income available to common shareholders	$8.6	$10.5	$18.2	$17.3

Net income available per common share - basic	$0.21	$0.26	$0.44	$0.42
Net income available per common share - diluted	$0.21	$0.25	$0.44	$0.42
Weighted average shares outstanding - basic	41.0	41.0	41.0	41.0
Weighted average shares outstanding - diluted	41.9	41.4	41.8	41.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2012			2011
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$8.6			$10.5
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$12.7	$(5.2)	7.5	$0.3	$(0.1)	0.2
Settlements reclassified to revenues	(2.9)	1.2	(1.7)	-	-	-
Interest rate swaps:
Change in fair value	-	-	-	(0.4)	0.2	(0.2)
Settlements reclassified to interest expense, net	0.3	(0.1)	0.2	0.4	(0.2)	0.2
Other comprehensive income attributable to Targa Resources Corp.	$10.1	$(4.1)	6.0	$0.3	$(0.1)	0.2
Comprehensive income attributable to Targa Resources Corp.			$14.6			$10.7

Net income attributable to noncontrolling interests			$34.9			$52.8
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$65.0	$(0.4)	64.6	$4.1	$-	4.1
Settlements reclassified to revenues	(10.9)	0.1	(10.8)	9.7	-	9.7
Interest rate swaps:
Change in fair value	-	-	-	(1.8)	-	(1.8)
Settlements reclassified to interest expense, net	1.6	-	1.6	1.8	-	1.8
Other comprehensive income attributable to noncontrolling interests	$55.7	$(0.3)	55.4	$13.8	$-	13.8
Comprehensive income attributable to noncontrolling interests			90.3			66.6
Total comprehensive income			$104.9			$77.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended June 30,
	2012			2011
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$18.2			$17.3
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$15.3	$(6.1)	9.2	$(9.0)	$3.6	(5.4)
Settlements reclassified to revenues	(3.5)	1.4	(2.1)	0.1	-	0.1
Interest rate swaps:
Change in fair value	-	-	-	(0.1)	-	(0.1)
Settlements reclassified to interest expense, net	0.5	(0.3)	0.2	0.8	(0.3)	0.5
Other comprehensive income (loss) attributable to Targa Resources Corp.	$12.3	$(5.0)	7.3	$(8.2)	$3.3	(4.9)
Comprehensive income attributable to Targa Resources Corp.			$25.5			$12.4

Net income attributable to noncontrolling interests			$94.4			$86.8
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$77.7	$(0.5)	77.2	$(47.9)	$-	(47.9)
Settlements reclassified to revenues	(12.2)	0.1	(12.1)	13.6	-	13.6
Interest rate swaps:
Change in fair value	-	-	-	(1.8)	-	(1.8)
Settlements reclassified to interest expense, net	3.6	-	3.6	3.8	-	3.8
Other comprehensive income (loss) attributable to noncontrolling interests	$69.1	$(0.4)	68.7	$(32.3)	$-	(32.3)
Comprehensive income attributable to noncontrolling interests			163.1			54.5
Total comprehensive income			$188.6			$66.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2011	42,398	$-	$229.5	$(70.1)	$(1.3)	$1,172.6	$1,330.7
Compensation on equity grants	42	-	7.1	-	-	1.7	8.8
Sale of Partnership limited partner interests	-	-	-	-	-	115.2	115.2
Impact of Partnership equity transactions	-	-	(18.8)	-	-	18.8	-
Dividends	-	-	(29.8)	-	-	(0.1)	(29.9)
Distributions to owners	-	-	(1.2)	-	-	(103.9)	(105.1)
Other comprehensive income	-	-	-	-	7.3	68.7	76.0
Net income	-	-	-	18.2	-	94.4	112.6
Balance, June 30, 2012	42,440	$-	$186.8	$(51.9)	$6.0	$1,367.4	$1,508.3

Balance, December 31, 2010	42,292	$-	$244.5	$(100.8)	$0.6	$891.8	$1,036.1
Compensation on equity grants	58	-	7.7	-	-	-	7.7
Sale of Partnership limited partner interests	-	-	-	-	-	298.0	298.0
Impact of Partnership equity transactions	-	-	19.1	-	-	(19.1)	-
Dividends	-	-	(14.1)	-	-	-	(14.1)
Distributions to owners	-	-	-	-	-	(90.7)	(90.7)
Other comprehensive loss	-	-	-	-	(4.8)	(32.3)	(37.1)
Net income	-	-	-	17.3	-	86.8	104.1
Balance, June 30, 2011	42,350	$-	$257.2	$(83.5)	$(4.2)	$1,134.5	$1,304.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities	(In millions)
Net income	$112.6	$104.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	9.5	5.9
Compensation on equity grants	8.8	7.7
Depreciation and amortization expense	95.7	88.7
Accretion of asset retirement obligations	2.0	1.8
Deferred income tax expense	2.7	1.0
Risk management activities	1.1	1.2
Gain on sale of assets	(0.1)	-
Changes in operating assets and liabilities:
Receivables and other assets	204.0	(33.2)
Inventory	(0.3)	(17.4)
Accounts payable and other liabilities	(232.0)	61.7
Net cash provided by operating activities	204.0	221.5
Cash flows from investing activities
Outlays for property, plant and equipment	(238.7)	(138.2)
Business acquisition	-	(29.0)
Investment in unconsolidated affiliate	(13.7)	(6.0)
Unconsolidated affiliate distributions in excess of accumulated earnings	0.4	0.6
Other, net	0.9	-
Net cash used in investing activities	(251.1)	(172.6)
Cash flows from financing activities
Partnership loan facilities:
Proceeds from borrowings under credit facility	325.0	611.0
Repayments of credit facility	(683.0)	(1,178.3)
Proceeds from issuance of senior notes	400.0	325.0
Cash paid on note exchange	-	(27.7)
Costs incurred in connection with financing arrangements	(4.5)	(6.2)
Distributions to owners	(105.1)	(90.7)
Proceeds from sale of common units of the Partnership	115.2	298.0
Dividends to common and common equivalent shareholders	(28.8)	(13.7)
Net cash provided by (used in) financing activities	18.8	(82.6)
Net change in cash and cash equivalents	(28.3)	(33.7)
Cash and cash equivalents, beginning of period	145.8	188.4
Cash and cash equivalents, end of period	$117.5	$154.7

See notes to consolidated financial statements.

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include all adjustments which we believe are necessary for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

One of our indirect subsidiaries is the sole general partner of Targa Resources Partners LP (the “Partnership”). Because we control the general partner of the Partnership, under GAAP, we must reflect our ownership interests in the Partnership on a consolidated basis. Accordingly, the Partnership’s financial results are included in our consolidated financial statements even though the distribution or transfer of Partnership assets is limited by the terms of the Partnership’s partnership agreement, as well as restrictive covenants in the Partnership’s lending agreements. The limited partner interests in the Partnership not owned by controlling affiliates of us are reflected in our results of operations as net income attributable to noncontrolling interests and in our balance sheet equity section as noncontrolling interests in subsidiaries. Throughout these footnotes, we make a distinction where relevant between financial results of the Partnership versus those of a standalone parent and its non-partnership subsidiaries.

As of June 30, 2012, our interests in the Partnership consist of the following:

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

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies during the six months ended June 30, 2012.

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in 2012. We have made additional disclosures in Note 11 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Additionally, we have provided information regarding the unobservable inputs used in the fair value measurement of derivative contracts classified as Level 3 within the fair value hierarchy. The impact of Level 3 inputs on our financial statements is immaterial to both net assets and other comprehensive income, and there is no impact whatsoever to net income or cash flows. It is our policy that transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was implemented during 2012. We have made new disclosures this year, applied retroactively to prior periods, in the Consolidated Statements of Comprehensive Income (Loss) to report the tax effect of each component of other comprehensive income.

Note 4 — Property, Plant and Equipment

	June 30, 2012			December 31, 2011
			Targa			Targa	Estimated
	Targa	TRC	Resources	Targa	TRC	Resources	Useful
	Resources	Non-	Corp.	Resources	Non-	Corp.	Lives
	Partners LP	Partnership	Consolidated	Partners LP	Partnership	Consolidated	(In Years)
Natural gas gathering systems	$1,774.3	$-	$1,774.3	$1,740.6	$-	$1,740.6	5 to 20
Processing and fractionation facilities	1,130.3	6.6	1,136.9	1,062.7	6.6	1,069.3	5 to 25
Terminaling and storage facilities	400.3	-	400.3	380.7	-	380.7	5 to 25
Transportation assets	291.5	-	291.5	281.2	-	281.2	10 to 25
Other property, plant and equipment	57.8	26.5	84.3	54.9	24.0	78.9	3 to 25
Land	72.0	-	72.0	71.2	-	71.2	-
Construction in progress	300.3	1.3	301.6	195.6	3.6	199.2	-
	$4,026.5	$34.4	$4,060.9	$3,786.9	$34.2	$3,821.1

Note 5 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Commodities	$292.9	$515.3
Other goods and services	76.0	88.2
Interest	42.9	32.4
Compensation and benefits	37.0	46.1
Other	14.8	18.0
	$463.6	$700.0

Note 6 — Debt Obligations

	June 30,	December 31,
	2012	2011
Long-term debt:
Non-Partnership obligations:
TRC Holdco loan facility, variable rate, due February 2015	$89.3	$89.3
TRI Senior secured revolving credit facility, variable rate, due July 2014 (1)	-	-
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due July 2015 (3)	140.0	498.0
Senior unsecured notes, 8¼% fixed rate, due July 2016	209.1	209.1
Senior unsecured notes, 11¼% fixed rate, due July 2017	72.7	72.7
Unamortized discount	(2.7)	(2.9)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(31.7)	(32.8)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	400.0	-
Total long-term debt	$1,610.3	$1,567.0
Irrevocable standby letters of credit:
Letters of credit outstanding under TRI Senior secured credit facility (1)	$-	$-
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	70.2	92.5
	$70.2	$92.5
___________
(1)	As of June 30, 2012, the entire amount of TRI’s $75.0 million credit facility was available.
(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of June 30, 2012, availability under the Partnership’s $1.1 billion senior secured revolving credit facility was $889.8 million.

The following table shows the range of interest rates and weighted average interest rate incurred on our and the Partnership’s variable-rate debt obligations during the six months ended June 30, 2012:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred

TRC Holdco Loan Facility	3.2% - 3.3%	3.3%
Partnership Senior Secured Revolving Credit Facility	2.5% - 4.5%	2.8%

As of June 30, 2012, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Partnership 6⅜% Senior Notes

On January 30, 2012, the Partnership privately placed $400.0 million in aggregate principal amount of 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The 6⅜% Notes resulted in approximately $395.5 million of net proceeds, which were used to reduce borrowings under the Partnership’s senior secured revolving credit facility (the “Revolver”) and for general partnership purposes.

The 6⅜% Notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under the Partnership’s credit facility. They are senior in right of payment to any of the Partnership’s future subordinated indebtedness and are unconditionally guaranteed by certain of the Partnership’s subsidiaries. The 6⅜% Notes are effectively subordinated to all secured indebtedness under the Partnership’s credit agreement, which is secured by substantially all of the Partnership’s assets, to the extent of the value of the collateral securing that indebtedness.

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

The Partnership may also redeem all or part of the 6⅜% Notes on or after February 1, 2017 at the prices set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, if redeemed during the twelve month period beginning on February 1 of each year indicated below.

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

Distributions

The following table details the distributions paid during or pertaining to the first six months of 2012:

		Distributions				Distributions to Targa Resources Corp.	Distributions per limited partner unit
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner
		Common	Incentive	2%	Total
(In millions, except per unit amounts)
June 30, 2012	August 14, 2012	$57.3	$14.4	$1.5	$73.2	$24.2	$0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	22.2	0.6225
December 31, 2011	February 14, 2012	53.7	11.0	1.3	66.0	20.1	0.6025

Note 8 — Common Stock and Related Matters

The following table details the dividends paid during or pertaining to the first six months of 2012:

Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2012	August 15, 2012	$16.7	$16.1	$0.6	$0.39375
March 31, 2012	May 16, 2012	15.5	15.0	0.5	0.36500
December 31, 2011	February 15, 2012	14.3	13.8	0.5	0.33625
________
(1)	Represents accrued dividends on the restricted shares that are payable upon vesting.

Note 9 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$43.5	$63.3	$112.6	$104.1
Less: Net income attributable to noncontrolling interests	34.9	52.8	94.4	86.8
Net income attributable to common shareholders	$8.6	$10.5	$18.2	$17.3

Weighted average shares outstanding - basic	41.0	41.0	41.0	41.0

Net income available per common share - basic	$0.21	$0.26	$0.44	$0.42

Weighted average shares outstanding	41.0	41.0	41.0	41.0
Dilutive effect of unvested stock awards	0.9	0.4	0.8	0.3
Weighted average shares outstanding - diluted	41.9	41.4	41.8	41.3

Net income available per common share - diluted	$0.21	$0.25	$0.44	$0.42

Note 10 — Derivative Instruments and Hedging Activities

Partnership Commodity Hedges

The primary purpose of the Partnership’s commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in the Partnership’s operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of cash flows, the Partnership has hedged the commodity price associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations through 2015 and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations through 2014 that result from its percent of proceeds processing arrangement by entering into derivative instruments including swaps and purchased puts (floors) and calls (caps). The Partnership has designated these derivative contracts as cash flow hedges.

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

At June 30, 2012, the notional volumes of the Partnership’s commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2012	2013	2014	2015
Natural Gas	Swaps	MMBtu/d	31,790	26,089	18,000	4,500
NGL	Swaps	Bbl/d	9,361	5,650	1,000	-
NGL	Puts (propane)	Bbl/d	294	-	-	-
NGL	Calls (ethane) (1)	Bbl/d	2,000	-	-	-
Condensate	Swaps	Bbl/d	1,660	1,795	700	-
________
(1)	Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

The Partnership also enters into derivative instruments to help manage other short-term commodity-related business risks. The Partnership has not designated these derivatives as hedges and records changes in fair value and cash settlements to revenues.

The following schedules reflect the fair values of the Partnership’s derivative instruments:

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value as of		Balance	Fair Value as of
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments
Commodity contracts	Current assets	$55.4	$40.3	Current liabilities	$2.6	$40.6
	Long-term assets	21.3	10.9	Long-term liabilities	4.1	15.8
Total derivatives designated as hedging instruments		$76.7	$51.2		$6.7	$56.4

Derivatives not designated as hedging instruments
Commodity contracts	Current assets	$0.9	$0.7	Current liabilities	$0.2	$0.5
Total derivatives not designated as hedging instruments		$0.9	$0.7		$0.2	$0.5
Total derivatives		$77.6	$51.9		$6.9	$56.9

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of the Partnership’s derivative instruments was a net asset of $70.7 million as of June 30, 2012, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. These default probabilities have been applied to the unadjusted fair values of the derivative instruments to arrive at the credit risk adjustment, which aggregates to $0.5 million as of June 30, 2012.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate contracts	$-	$(2.2)	$-	$(1.9)
Commodity contracts	77.7	4.4	93.0	(56.9)
	$77.7	$2.2	$93.0	$(58.8)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2012	2011	2012	2011
Interest expense, net	$(1.9)	$(2.2)	$(4.1)	$(4.6)
Revenues	13.8	(9.7)	15.7	(13.7)
	$11.9	$(11.9)	$11.6	$(18.3)

Hedge ineffectiveness was immaterial for all periods presented.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the “mark-to-market” method) rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. The Partnership recorded the following mark-to-market gains (losses) for the periods indicated:

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	2012	2011	2012	2011
Commodity contracts	Revenue	$0.8	$-	$0.9	$1.0
Interest rate swaps	Interest expense	-	(3.2)	-	(3.2)

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2015:

	June 30, 2012	December 31, 2011
Commodity hedges, before tax	$12.0	$0.4
Commodity hedges, after tax	7.1	0.2
Interest rate swaps, before tax	(2.0)	(2.5)
Interest rate swaps, after tax	(1.2)	(1.4)

As of June 30, 2012, deferred net gains of $46.7 million on commodity hedges and deferred net losses of $7.0 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

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

The fair values of the Partnership’s derivative instruments, which aggregate to a net asset position of $70.7 million as of June 30, 2012, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount the Partnership expects to receive in the future on its derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $29.3 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $111.5 million, ignoring an adjustment for counterparty credit risk.

The following table reflects the classification within the fair value hierarchy of derivative contracts that are recorded on our Consolidated Balance Sheets at fair value:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$77.6	$-	$77.6	$-
Liabilities from commodity derivative contracts	$6.9	$-	$6.5	$0.4

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets from commodity derivative contracts	$51.9	$-	$51.9	$-
Liabilities from commodity derivative contracts	$56.9	$-	$56.9	$-

The following table reflects the classification within the fair value hierarchy of financial instruments that are not recorded on our Consolidated Balance Sheets at fair value:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Long term debt	$1,562.6	$-	$1,475.1	$87.5

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Long term debt	$1,144.8	$-	$1,057.3	$87.5

Additional Information Regarding Level 3 Fair Value Measurements

As of June 30, 2012, certain of the Partnership’s natural gas basis swaps were reported at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract tenure extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve which is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable input used in the fair value measurement of the Partnership’s Level 3 derivatives is the forward natural gas basis curve beginning in year 2015. Because a significant portion of the derivative’s term is in 2015 and beyond, the entire valuation is categorized as Level 3. The change in the fair value of the Partnership’s Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table sets forth a reconciliation of the changes in the fair value of the Partnership’s financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts
Balance, December 31, 2011	$-
Unrealized losses included in OCI	0.4
Transfers into Level 3	-
Transfers out of Level 3	-
Balance, June 30, 2012	$0.4

There have been no transfers of assets or liabilities between the three levels of the fair value hierarchy during the six months ended June 30, 2012. The Partnership’s Level 3 balance for commodity derivative contracts is attributable to a new hedge we entered into during the second quarter of 2012.

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

The carrying value of the Partnership’s Revolver approximates fair value as its interest rate is based on prevailing market rates. The fair value of the Partnership’s senior unsecured notes is based on quoted market prices based on trades of such debt as of the dates indicated in the following table:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Holdco loan facility	$89.3	$87.5	$89.3	$87.5
Senior unsecured notes of the Partnership, 8¼% fixed rate	209.1	217.8	209.1	220.5
Senior unsecured notes of the Partnership, 11¼% fixed rate	70.0	82.4	69.8	82.1
Senior unsecured notes of the Partnership, 7⅞% fixed rate	250.0	269.7	250.0	264.5
Senior unsecured notes of the Partnership, 6⅞% fixed rate	451.9	503.9	450.8	490.2
Senior unsecured notes of the Partnership, 6⅜% fixed rate	400.0	401.3	N/A	N/A

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

The Partnership’s environmental liabilities were not significant as of June 30, 2012.

We have reimbursed the Partnership for maintenance capital expenditures of $16.6 million as of June 30, 2012, which are required to be made in connection with a settlement agreement with the New Mexico Environment Department relating to air emissions at three gas processing plants operated by the Versado Gas Processors, LLC joint venture, with $0.9 million reimbursed during the six months ended June 30, 2012. These capital projects were substantially complete as of June 30, 2012.

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

Note 14 — Segment Information

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

	Three Months Ended June 30, 2012
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues
Sales of commodities	$46.6	$51.7	$54.5	$1,068.5	$12.8	$-	$0.7	$1,234.8
Fees from midstream services	8.0	4.8	43.1	28.4	-	-	-	84.3
	54.6	56.5	97.6	1,096.9	12.8	-	0.7	1,319.1
Intersegment revenues
Sales of commodities	259.7	162.2	-	114.9	-	(536.8)	-	-
Fees from midstream services	0.3	-	24.6	7.0	-	(31.9)	-	-
	260.0	162.2	24.6	121.9	-	(568.7)	-	-
Revenues	$314.6	$218.7	$122.2	$1,218.8	$12.8	$(568.7)	$0.7	$1,319.1
Operating margin	$53.9	$28.0	$45.7	$26.2	$12.8	$-	$0.6	$167.2
Other financial information:
Total assets	$1,677.2	$423.8	$925.8	$448.8	$77.6	$113.2	$114.1	$3,780.5
Capital expenditures	$46.6	$2.6	$89.9	$0.4	$-	$0.9	$-	$140.4

	Three Months Ended June 30, 2011
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues
Sales of commodities	$51.6	$89.8	$-	$1,528.9	$(13.2)	$(0.1)	$2.2	$1,659.2
Fees from midstream services	6.6	4.5	33.1	24.7	-	0.1	0.1	69.1
	58.2	94.3	33.1	1,553.6	(13.2)	-	2.3	1,728.3
Intersegment revenues
Sales of commodities	367.0	244.9	0.1	169.6	-	(781.6)	-	-
Fees from midstream services	0.2	-	23.7	9.3	-	(33.2)	-	-
	367.2	244.9	23.8	178.9	-	(814.8)	-	-
Revenues	$425.4	$339.2	$56.9	$1,732.5	$(13.2)	$(814.8)	$2.3	$1,728.3
Operating margin	$80.2	$45.7	$33.4	$30.5	$(13.2)	$-	$2.3	$178.9
Other financial information:
Total assets	$1,650.4	$430.5	$546.9	$573.1	$35.7	$91.8	$172.9	$3,501.3
Capital expenditures	$40.0	$4.2	$42.5	$0.8	$-	$0.5	$0.7	$88.7

	Six Months Ended June 30, 2012
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues
Sales of commodities	$92.0	$111.5	$100.0	$2,485.8	$14.1	$-	$1.0	$2,804.4
Fees from midstream services	18.9	8.5	82.0	51.1	-	-	-	160.5
	110.9	120.0	182.0	2,536.9	14.1	-	1.0	2,964.9
Intersegment revenues
Sales of commodities	577.1	382.2	-	246.8	-	(1,206.1)	-	-
Fees from midstream services	0.6	0.1	48.7	16.3	-	(65.7)	-	-
	577.7	382.3	48.7	263.1	-	(1,271.8)	-	-
Revenues	$688.6	$502.3	$230.7	$2,800.0	$14.1	$(1,271.8)	$1.0	$2,964.9
Operating margin	$126.9	$74.3	$88.7	$52.4	$14.1	$-	$0.8	$357.2
Other financial information:
Total assets	$1,677.2	$423.8	$925.8	$448.8	$77.6	$113.2	$114.1	$3,780.5
Capital expenditures	$72.8	$4.6	$150.0	$9.5	$-	$1.5	$0.3	$238.7

	Six Months Ended June 30, 2011
	Partnership
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Consolidated
Revenues
Sales of commodities	$97.4	$168.7	$0.1	$2,975.2	$(17.6)	$-	$2.8	$3,226.6
Fees from midstream services	12.8	9.6	56.3	38.6	-	-	0.1	117.4
Business interruption insurance	-	-	-	-	-	-	3.0	3.0
	110.2	178.3	56.4	3,013.8	(17.6)	-	5.9	3,347.0
Intersegment revenues
Sales of commodities	666.4	461.9	0.2	279.9	-	(1,408.4)	-	-
Fees from midstream services	0.5	0.4	42.7	17.0	-	(60.6)	-	-
	666.9	462.3	42.9	296.9	-	(1,469.0)	-	-
Revenues	$777.1	$640.6	$99.3	$3,310.7	$(17.6)	$(1,469.0)	$5.9	$3,347.0
Operating margin	$141.3	$82.0	$55.7	$63.1	$(17.6)	$-	$5.9	$330.4
Other financial information:
Total assets	$1,650.4	$430.5	$546.9	$573.1	$35.7	$91.8	$172.9	$3,501.3
Capital expenditures	$71.8	$5.6	$87.6	$0.9	$-	$0.6	$1.3	$167.8

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales of commodities
Natural gas sales	$188.0	$292.9	$390.7	$541.7
NGL sales	950.7	1,344.0	2,240.9	2,645.7
Condensate sales	29.0	33.1	58.0	54.6
Petroleum products	54.3	-	99.8	-
Derivative activities	12.8	(10.8)	15.0	(15.4)
	1,234.8	1,659.2	2,804.4	3,226.6
Fees from midstream services
Fractionating and treating fees	28.6	23.3	55.5	34.4
Storage, terminaling, transportation and export fees	35.4	24.8	65.8	49.4
Gas processing fees	9.8	7.7	18.3	14.8
Other	10.5	13.3	20.9	18.8
	84.3	69.1	160.5	117.4
Business interruption insurance	-	-	-	3.0
Total revenues	$1,319.1	$1,728.3	$2,964.9	$3,347.0

The following table is a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of operating margin to net income
Operating margin	$167.2	$178.9	$357.2	$330.4
Depreciation and amortization expense	(48.3)	(45.3)	(95.7)	(88.7)
General and administrative expense	(35.7)	(35.1)	(70.8)	(69.7)
Interest expense, net	(30.5)	(28.0)	(61.0)	(56.5)
Income tax expense	(8.6)	(5.3)	(18.8)	(11.1)
Other, net	(0.6)	(1.9)	1.7	(0.3)
Net income	$43.5	$63.3	$112.6	$104.1

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

2012 Developments

In January 2012, the Partnership completed an equity offering of 4,405,000 common units and a $400 million senior notes offering, resulting in $563.9 million of combined net proceeds. As part of the equity offering, our wholly-owned subsidiary purchased 1,300,000 common units. The Partnership used the net proceeds from these offerings for general partnership purposes and the repayment of indebtedness. See “Cash Flow from Financing Activities – Partnership.”

 2012 Accounting Pronouncements

Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, was implemented in 2012. We have made additional disclosures in Note 11 – Fair Value Measurements to report the fair value of financial instruments reported at carrying value on our Consolidated Balance Sheets and their classification in the fair value hierarchy. Additionally, we have provided information regarding the unobservable inputs used in the fair value measurement of derivative contracts classified as Level 3 within the fair value hierarchy. The impact of Level 3 inputs on our financial statements is immaterial to both net assets and other comprehensive income, and there is no impact whatsoever to net income or cash flows. It is our policy that transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, was implemented during 2012. We have made new disclosures this year, applied retroactively to prior periods, in the Consolidated Statements of Comprehensive Income (Loss) to report the tax effect of each component of other comprehensive income.

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

Our Non-GAAP Measures

Management compensates for the limitations of distributable cash flow as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between the measures and incorporating these insights into its decision making process.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Targa Resources Corp. Distributable Cash Flow
Distributions declared by Targa Resources Partners LP associated with:
General Partner Interests	$1.5	$1.2	$2.9	$2.3
Incentive Distribution Rights	14.4	7.8	27.1	14.6
Common Units	8.3	6.6	16.4	13.1
Total distributions declared by Targa Resources Partners LP	24.2	15.6	46.4	30.0
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(2.2)	(1.9)	(4.4)	(4.8)
Interest expense, net	(1.1)	(0.8)	(2.2)	(1.9)
Current cash tax expense (1)	(5.8)	(2.6)	(12.7)	(5.5)
Taxes funded with cash on hand (2)	2.2	2.5	4.4	5.0
Other income (expense)	-	(0.1)	-	3.0
Distributable cash flow	$17.3	$12.7	$31.5	$25.8
________
(1)
Excludes $1.2 million and $2.4 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop down gains realized for tax purposes and paid in 2010 for the three and six months ended June 30, 2012 and 2011.

(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop down transactions that were treated as sales for income tax purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Corp. to Distributable Cash Flow
Net income of Targa Resources Corp.	$43.5	$63.3	$112.6	$104.1
Less: Net income of Targa Resources Partners LP	(54.7)	(68.0)	(136.6)	(113.8)
Net loss for TRC Non-Partnership	(11.2)	(4.7)	(24.0)	(9.7)
Plus: TRC Non-Partnership income tax expense	7.8	3.4	17.0	7.4
Plus: Distributions from the Partnership	24.2	15.6	46.4	30.0
Plus: Non-cash loss (gain) on hedges	(0.6)	(2.3)	(1.0)	(2.9)
Plus: Depreciation - Non-Partnership assets	0.7	0.8	1.4	1.5
Less: Current cash tax expense (1)	(5.8)	(2.6)	(12.7)	(5.5)
Plus: Taxes funded with cash on hand (2)	2.2	2.5	4.4	5.0
Distributable cash flow	$17.3	$12.7	$31.5	$25.8
________
(1)
Excludes $1.2 million and $2.4 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop down gains realized for tax purposes and paid in 2010 for the three and six months ended June 30, 2012 and 2011.

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

Gross Margin. The Partnership defines gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as the Partnership’s contract mix and hedging program. We define Natural Gas Gathering and Processing gross margin as total operating revenues from the sale of natural gas and NGLs plus service fee revenues, less product purchases, which consist primarily of producer payments and other natural gas purchases. Natural gas and NGL sales revenue includes settlement gains and losses on commodity hedges. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees and NGL sales, less cost of sales, which consists primarily of NGL purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

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

Non-GAAP Financial Measures of the Partnership

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to their most directly comparable GAAP measures for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$243.8	$248.2	$505.2	$462.1
Operating expenses	(77.2)	(71.6)	(148.8)	(137.6)
Operating margin	166.6	176.6	356.4	324.5
Depreciation and amortization expenses	(47.6)	(44.5)	(94.3)	(87.2)
General and administrative expenses	(33.5)	(33.2)	(66.4)	(64.9)
Other operating income (loss)	-	-	0.1	-
Interest expense, net	(29.4)	(27.2)	(58.8)	(54.6)
Income tax expense	(0.8)	(1.9)	(1.8)	(3.7)
Other, net	(0.6)	(1.8)	1.4	(0.3)
Targa Resources Partners LP Net income	$54.7	$68.0	$136.6	$113.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$78.3	$154.1	$225.0	$252.7
Net income attributable to noncontrolling interests	(7.9)	(12.8)	(19.6)	(20.7)
Interest expense, net (1)	24.9	23.2	49.7	48.9
Current income tax expense	0.4	0.8	1.0	2.2
Other (2)	(4.2)	(6.1)	(9.1)	(8.0)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(50.5)	135.7	(208.7)	64.4
Accounts payable and other liabilities	81.9	(165.1)	230.0	(102.3)
Targa Resources Partners LP Adjusted EBITDA	$122.9	$129.8	$268.3	$237.2
_________
(1)
Net of amortization of debt issuance costs, discount and premium included in interest expense of $4.4 million and $8.9 million for the three and six months ended June 30, 2012, and $3.8 million and $5.7 million for the three and six months ended June 30, 2011.

(2)
Includes equity earnings (loss) from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock based compensation and gain (loss) on sale of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$117.0	$93.1
Add:
Interest expense, net	29.4	27.2	58.8	54.6
Income tax expense	0.8	1.9	1.8	3.7
Depreciation and amortization expenses	47.6	44.5	94.3	87.2
Risk management activities	1.2	3.8	2.2	4.0
Noncontrolling interests adjustment (1)	(2.9)	(2.8)	(5.8)	(5.4)
Targa Resources Partners LP Adjusted EBITDA	$122.9	$129.8	$268.3	$237.2
________
(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$46.8	$55.2	$117.0	$93.1
Depreciation and amortization expenses	47.6	44.5	94.3	87.2
Deferred income tax expense	0.4	1.1	0.8	1.5
Amortization in interest expense	4.4	3.8	8.9	5.7
Risk management activities	1.2	3.8	2.2	4.0
Maintenance capital expenditures	(15.5)	(21.6)	(31.9)	(32.6)
Other (1)	(0.4)	3.2	(1.1)	5.2
Distributable cash flow	$84.5	$90.0	$190.2	$164.1
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

Balance Sheets – Partnership versus Non-Partnership

	June 30, 2012			December 31, 2011
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$117.5	$89.5	$28.0	$145.8	$55.6	$90.2
Trade receivables, net	368.1	368.1	-	575.7	575.9	(0.2)
Inventory	89.7	89.6	0.1	92.2	92.1	0.1
Deferred income taxes (2)	-	-	-	0.1	-	0.1
Assets from risk management activities	56.3	56.3	-	41.0	41.0	-
Other current assets (1)	17.9	2.2	15.7	11.7	2.7	9.0
Total current assets	649.5	605.7	43.8	866.5	767.3	99.2
Property, plant and equipment, at cost (1)	4,060.9	4,026.5	34.4	3,821.1	3,786.9	34.2
Accumulated depreciation	(1,096.4)	(1,074.2)	(22.2)	(1,001.6)	(980.8)	(20.8)
Property, plant and equipment, net	2,964.5	2,952.3	12.2	2,819.5	2,806.1	13.4
Long-term assets from risk management activities	21.3	21.3	-	10.9	10.9	-
Other long-term assets (3)	145.2	87.1	58.1	134.1	73.7	60.4
Total assets	$3,780.5	$3,666.4	$114.1	$3,831.0	$3,658.0	$173.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (4)	$463.6	$425.5	$38.1	$700.0	$647.8	$52.2
Affiliate payable (receivable) (5)	-	52.3	(52.3)	-	60.0	(60.0)
Deferred income taxes	21.4	-	21.4	-	-	-
Liabilities from risk management activities	2.8	2.8	-	41.1	41.1	-
Total current liabilities	487.8	480.6	7.2	741.1	748.9	(7.8)
Long-term debt (6)	1,610.3	1,521.0	89.3	1,567.0	1,477.7	89.3
Long-term liabilities from risk management activities	4.1	4.1	-	15.8	15.8	-
Deferred income taxes (2)	107.3	10.7	96.6	120.5	9.5	111.0
Other long-term liabilities (7)	62.7	46.4	16.3	55.9	44.4	11.5
Total liabilities	2,272.2	2,062.8	209.4	2,500.3	2,296.3	204.0
Total owners' equity	1,508.3	1,603.6	(95.3)	1,330.7	1,361.7	(31.0)
Total liabilities and owners' equity	$3,780.5	$3,666.4	$114.1	$3,831.0	$3,658.0	$173.0
_________
The major Non-Partnership balance sheet items relate to:
(1)	Corporate assets consisting of cash, administrative property and equipment, and prepaid insurance, as applicable.
(2)	Current and long-term deferred income tax balances.
(3)	Long-term tax assets primarily related to gains on 2010 dropdown transactions recognized as sales of assets for tax purposes.
(4)	Accrued current employee liabilities related to payroll and incentive compensation plans and taxes payable.
(5)	Intercompany receivable with the Partnership related to the ongoing execution of the Omnibus Agreement.
(6)	Long-term debt obligations of TRC and TRI.
(7)	Long-term liabilities related to incentive compensation plans and deferred rent related to the headquarters office lease.

Results of Operations – Partnership versus Non-Partnership

	Three Months Ended June 30,
	2012			2011
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Revenues (1)	$1,319.1	$1,318.4	$0.7	$1,728.3	$1,726.0	$2.3
Costs and Expenses:
Product purchases	1,074.6	1,074.6	-	1,477.8	1,477.8	-
Operating expenses	77.3	77.2	0.1	71.6	71.6	-
Depreciation and amortization (2)	48.3	47.6	0.7	45.3	44.5	0.8
General and administrative (3)	35.7	33.5	2.2	35.1	33.2	1.9
Income from operations	83.2	85.5	(2.3)	98.5	98.9	(0.4)
Other income (expense):
Interest expense, net - third party (4)	(30.5)	(29.4)	(1.1)	(28.0)	(27.2)	(0.8)
Equity earnings (loss)	(0.2)	(0.2)	-	1.3	1.3	-
Loss on mark-to-market derivative instruments	-	-	-	(3.2)	(3.2)	-
Other income (expense)	(0.4)	(0.4)	-	-	0.1	(0.1)
Income before income taxes	52.1	55.5	(3.4)	68.6	69.9	(1.3)
Income tax expense	(8.6)	(0.8)	(7.8)	(5.3)	(1.9)	(3.4)
Net income (loss)	$43.5	$54.7	$(11.2)	$63.3	$68.0	$(4.7)
Less: Net income attributable to noncontrolling interests (5)	34.9	7.9	27.0	52.8	12.8	40.0
Net income (loss) after noncontrolling interests	$8.6	$46.8	$(38.2)	$10.5	$55.2	$(44.7)
_________
The major Non-Partnership results of operations relate to:
(1)	Amortization of OCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.
(2)	Depreciation on assets excluded from drop down transactions and corporate administrative assets.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense and other gains and losses related to TRC and TRI debt obligations.
(5)	TRC noncontrolling interest in the Partnership.

	Six Months Ended June 30,
	2012			2011
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Revenues (1)	$2,964.9	$2,963.9	$1.0	$3,347.0	$3,341.1	$5.9
Costs and Expenses:
Product purchases	2,458.8	2,458.7	0.1	2,879.0	2,879.0	-
Operating expenses	148.9	148.8	0.1	137.6	137.6	-
Depreciation and amortization (2)	95.7	94.3	1.4	88.7	87.2	1.5
General and administrative (3)	70.8	66.4	4.4	69.7	64.9	4.8
Other	(0.1)	(0.1)	-	-	-	-
Income from operations	190.8	195.8	(5.0)	172.0	172.4	(0.4)
Other income (expense):
Interest expense, net - third party (4)	(61.0)	(58.8)	(2.2)	(56.5)	(54.6)	(1.9)
Equity earnings	1.9	1.9	-	3.0	3.0	-
Loss on mark-to-market derivative instruments	-	-	-	(3.2)	(3.2)	-
Other income (expense)	(0.3)	(0.5)	0.2	(0.1)	(0.1)	-
Income before income taxes	131.4	138.4	(7.0)	115.2	117.5	(2.3)
Income tax expense	(18.8)	(1.8)	(17.0)	(11.1)	(3.7)	(7.4)
Net income (loss)	$112.6	$136.6	$(24.0)	$104.1	$113.8	$(9.7)
Less: Net income attributable to noncontrolling interests (5)	94.4	19.6	74.8	86.8	20.7	66.1
Net income (loss) after noncontrolling interests	$18.2	$117.0	$(98.8)	$17.3	$93.1	$(75.8)
_________
The major Non-Partnership results of operations relate to:
(1)
Business interruption revenues of $3.0 million for the six months ended June 30, 2011 and amortization of OCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.

(2)	Depreciation on assets excluded from drop down transactions and corporate administrative assets.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense and other gains and losses related to TRC and TRI debt obligations.
(5)	TRC noncontrolling interest in the Partnership.

Statements of Cash Flows – Partnership versus Non-Partnership

	Six Months Ended June 30,
	2012			2011
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
Cash flows from operating activities	(In millions)
Net income (loss)	$112.6	$136.6	$(24.0)	$104.1	$113.8	$(9.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	9.5	9.1	0.4	5.9	5.7	0.2
Compensation on equity grants	8.8	1.6	7.2	7.7	0.8	6.9
Depreciation and amortization expense (1)	95.7	94.3	1.4	88.7	87.2	1.5
Accretion of asset retirement obligations	2.0	2.0	-	1.8	1.8	-
Deferred income tax expense	2.7	0.8	1.9	1.0	1.5	(0.5)
Risk management activities (2)	1.1	2.0	(0.9)	1.2	4.0	(2.8)
Loss (gain) on sale of assets	(0.1)	(0.1)	-	-	-	-
Changes in operating assets and liabilities: (3)	(28.3)	(21.3)	(7.0)	11.1	37.9	(26.8)
Net cash provided by (used in) operating activities	204.0	225.0	(21.0)	221.5	252.7	(31.2)
Cash flows from investing activities
Outlays for property, plant and equipment (1)	(238.7)	(238.4)	(0.3)	(138.2)	(135.7)	(2.5)
Business acquisitions	-	-	-	(29.0)	(29.0)	-
Investment in unconsolidated affiliate	(13.7)	(13.7)	-	(6.0)	(6.0)	-
Return of capital from unconsolidated affiliate	0.4	0.4	-	0.6	0.6	-
Other	0.9	0.9	-	-	-	-
Net cash used in investing activities	(251.1)	(250.8)	(0.3)	(172.6)	(170.1)	(2.5)
Cash flows from financing activities
Loan Facilities of the Partnership:
Borrowings	725.0	725.0	-	936.0	936.0	-
Repayments	(683.0)	(683.0)	-	(1,206.0)	(1,206.0)	-
Costs incurred in connection with financing arrangements	(4.5)	(4.5)	-	(6.2)	(6.2)	-
Partnership equity transactions (4)	115.2	168.4	(53.2)	298.0	304.3	(6.3)
Contributions (distributions) to owners (5)	(105.1)	(147.0)	41.9	(90.7)	(118.9)	28.2
Capital contributions (distributions)	-	0.8	(0.8)	-	5.0	(5.0)
Dividends to common and common equivalent shareholders	(28.8)	-	(28.8)	(13.7)	-	(13.7)
Net cash provided by (used in) financing activities	18.8	59.7	(40.9)	(82.6)	(85.8)	3.2
Net change in cash and cash equivalents	(28.3)	33.9	(62.2)	(33.7)	(3.2)	(30.5)
Cash and cash equivalents, beginning of period	145.8	55.6	90.2	188.4	76.3	112.1
Cash and cash equivalents, end of period	$117.5	$89.5	$28.0	$154.7	$73.1	$81.6
_________
The major Non-Partnership cash flow items relate to:
(1)	Cash and non-cash activity related to corporate administrative assets.
(2)	Non-cash OCI hedge realizations related to predecessor operations.
(3)	See Balance Sheet – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities.
(4)	Contribution to the Partnership to maintain our 2% general partner interest and purchase of common units.
(5)	Cash distributions received by TRC for its general partner and limited partner interests and IDRs in the Partnership.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended six months ended June 30, 2012 and 2011 (in millions, except operating statistics and price amounts):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
Revenues	$1,319.1	$1,728.3	$(409.2)	(24%	)	$2,964.9	$3,347.0	$(382.1)	(11%	)
Product purchases	1,074.6	1,477.8	(403.2)	(27%	)	2,458.8	2,879.0	(420.2)	(15%	)
Gross margin (1)	244.5	250.5	(6.0)	(2%	)	506.1	468.0	38.1	8%
Operating expenses	77.3	71.6	5.7	8%		148.9	137.6	11.3	8%
Operating margin (2)	167.2	178.9	(11.7)	(7%	)	357.2	330.4	26.8	8%
Depreciation and amortization expenses	48.3	45.3	3.0	7%		95.7	88.7	7.0	8%
General and administrative expenses	35.7	35.1	0.6	2%		70.8	69.7	1.1	2%
Other	-	-	-	0%		(0.1)	-	(0.1)	0%
Income from operations	83.2	98.5	(15.3)	(16%	)	190.8	172.0	18.8	11%
Interest expense, net	(30.5)	(28.0)	(2.5)	9%		(61.0)	(56.5)	(4.5)	8%
Equity earnings (loss)	(0.2)	1.3	(1.5)	(115%	)	1.9	3.0	(1.1)	(37%	)
Loss on mark-to-market derivative instruments	-	(3.2)	3.2	(100%	)	-	(3.2)	3.2	(100%	)
Other	(0.4)	-	(0.4)	0%		(0.3)	(0.1)	(0.2)	200%
Income tax expense	(8.6)	(5.3)	(3.3)	62%		(18.8)	(11.1)	(7.7)	69%
Net income	43.5	63.3	(19.8)	(31%	)	112.6	104.1	8.5	8%
Less: Net income attributable to noncontrolling interests	34.9	52.8	(17.9)	(34%	)	94.4	86.8	7.6	9%
Net income available to common shareholders	$8.6	$10.5	$(1.9)	(18%	)	$18.2	$17.3	$0.9	5%

Operating statistics:
Plant natural gas inlet, MMcf/d (3) (4)	2,083.0	2,203.6	(120.6)	(5%	)	2,157.8	2,186.2	(28.4)	(1%	)
Gross NGL production, MBbl/d	124.0	126.1	(2.1)	(2%	)	128.1	122.6	5.5	4%
Natural gas sales, BBtu/d (4)	930.3	756.3	174.0	23%		895.4	719.6	175.8	24%
NGL sales, MBbl/d	270.3	261.0	9.3	4%		274.7	268.3	6.4	2%
Condensate sales, MBbl/d	3.7	3.7	-	0%		3.4	3.1	0.3	10%
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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues, including the impacts of hedging, decreased due to the impact of lower realized prices on all commodities ($593.5 million), partially offset by higher commodity sales volumes ($114.7 million) and higher fee-based and other revenues ($69.6 million).

The decrease in operating margin reflects a lower gross margin, as well as higher operating expenses. The decrease in gross margin resulted from lower revenues ($409.2 million) offset by lower product purchase costs that also reflect the lower commodity price environment ($403.2 million). The increase in operating expenses primarily reflects increased compensation and benefits and contractor costs related to expanded business operations and acquisitions. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of assets placed in service in 2011.

General and administrative expenses increased primarily due to higher compensation and benefits.

The increase in interest expense was primarily the result of higher borrowings ($4.6 million) partially offset by higher capitalized interest ($2.4 million).

During the second quarter of 2012, Gulf Coast Fractionators, in which the Partnership has an equity investment, executed a planned shutdown and turnaround of operations during which construction and facility modifications associated with a 43 MBbl/d capacity expansion were completed. This resulted in a loss for the quarter from this equity investment.

The mark-to-market loss in 2011 is attributable to interest rate swaps that were de-designated during the second quarter of that year. Consequently, we discontinued hedge accounting on those swaps, so changes in fair value and cash settlements were recorded as mark-to-market loss. The Partnership terminated all of its interest rate swaps in September 2011.

The decrease in our earnings attributable to noncontrolling interests is primarily due to lower Partnership earnings, offset by the impact of increased ownership percentage, increased distributions (i.e. increased IDRs). At June 30, 2012, our ownership in the Partnership was 16.2% versus 15.5% at June 30, 2011. Our increase in ownership of the Partnership is a result of our wholly-owned subsidiary’s purchase of 1,300,000 common units in the Partnership’s January 2012 common unit offering. After adjusting for the impact of the IDRs, our weighted average percentages of the net income of the Partnership were 42.5% and 27.7% for the three months ended June 30, 2012 and 2011. Additionally, net income attributable to noncontrolling interests was $4.9 million lower due to decreased net income of Cedar Bayou Fractionators, L.P., Versado and Venice Energy Services Company, L.L.C., primarily due to a weaker price environment.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues, including the impacts of hedging, decreased due to the impact of lower realized prices on all commodities ($740.4 million), partially offset by higher commodity sales volumes ($219.7 million) and higher fee-based and other revenues ($138.7 million).

The increase in operating margin reflects higher gross margin, partially offset by higher operating expenses. The increase in gross margin resulted from lower revenues ($382.1 million) offset by lower product purchase costs ($420.2 million). The increase in operating expenses primarily reflects increased compensation and benefits and contractor costs related to the Partnership’s expanded business operations and acquisitions. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the impact of assets placed in service in 2011.

General and administrative expenses increased primarily due to higher compensation and benefits.

The increase in interest expense was primarily the result of higher borrowings ($6.8 million) partially offset by higher capitalized interest ($3.3 million).

Mark-to-market loss for the year-to-date period of 2012 compared to 2011 is explained above for the three months ended June 30.

The increase in our earnings attributable to noncontrolling interests is primarily due to the impact of increased ownership percentage, increased distributions (i.e. increased IDRs), offset by lower Partnership earnings. At June 30, 2012, our ownership in the Partnership was 16.2% versus 15.5% at June 30, 2011. Our increase in ownership of the Partnership is a result of our wholly-owned subsidiary’s purchase of 1,300,000 common units in the Partnership’s January 2012 common unit offering. After adjusting for the impact of the IDRs, our weighted average percentages of the net income of the Partnership were 36.1% and 29.0% for the six months ended June 30, 2012 and 2011. Additionally, net income attributable to noncontrolling interests was $1.0 million lower due to decreased net income of Cedar Bayou Fractionators, L.P., Versado and Venice Energy Services Company, L.L.C., primarily due to a weaker price environment.

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

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	TRC Non- Partnership	Consolidated Operating Margin
Three Months Ended:	(In millions)
June 30, 2012	$53.9	$28.0	$45.7	$26.2	$12.8	$0.6	$167.2
June 30, 2011	80.2	45.7	33.4	30.5	(13.2)	2.3	178.9

Six Months Ended
June 30, 2012	$126.9	$74.3	$88.7	$52.4	$14.1	$0.8	$357.2
June 30, 2011	141.3	82.0	55.7	63.1	(17.6)	5.9	330.4

Results of Operations of the Partnership – By Reportable Segment

Natural Gas Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$85.0	$109.1	$(24.1)	(22%	)	$187.3	$197.0	$(9.7)	(5%	)
Operating expenses	31.1	28.9	2.2	8%		60.4	55.7	4.7	8%
Operating margin	$53.9	$80.2	$(26.3)	(33%	)	$126.9	$141.3	$(14.4)	(10%	)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)	665.1	611.7	53.4	9%		660.2	592.4	67.8	11%
Gross NGL production, MBbl/d	81.1	74.6	6.5	9%		80.1	72.0	8.1	11%
Natural gas sales, BBtu/d (3)	312.6	284.4	28.2	10%		313.0	273.8	39.2	14%
NGL sales, MBbl/d	67.5	59.9	7.6	13%		66.2	58.2	8.0	14%
Condensate sales, MBbl/d	3.5	3.4	0.1	3%		3.2	2.8	0.4	14%
Average realized prices (4):
Natural gas, $/MMBtu	2.02	4.04	(2.02)	(50%	)	2.29	3.92	(1.63)	(42%	)
NGL, $/gal	0.86	1.24	(0.38)	(31%	)	0.96	1.18	(0.22)	(19%	)
Condensate, $/Bbl	86.51	98.13	(11.62)	(12%	)	92.34	95.27	(2.93)	(3%	)
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other on page 40.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The decrease in gross margin was primarily due to lower natural gas, NGL and condensate sales prices partially offset by higher throughput volumes. The increase in plant inlet volumes was largely attributable to new well connects, particularly North Texas, Sand Hills and SAOU partially offset by pipeline curtailments and operational issues.

The increase in operating expenses was primarily due to additional compression related expenses due to system expansions and higher system maintenance and repair costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results for the year-to-date period of 2012 compared to 2011 reflect the same factors as described above for the three months ended June 30. Additionally, the negative impact of severe cold weather and operational outages in the first quarter of 2011 exceeded the negative impact of pipeline curtailments and operational issues in the first and second quarters of 2012.

Coastal Gathering and Processing

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$38.8	$57.1	$(18.3)	(32%	)	$95.5	$103.6	$(8.1)	(8%	)
Operating expenses	10.8	11.4	(0.6)	(5%	)	21.2	21.6	(0.4)	(2%	)
Operating margin	$28.0	$45.7	$(17.7)	(39%	)	$74.3	$82.0	$(7.7)	(9%	)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)	1,417.9	1,591.9	(174.0)	(11%	)	1,497.6	1,593.9	(96.3)	(6%	)
Gross NGL production, MBbl/d	42.9	51.5	(8.6)	(17%	)	48.0	50.6	(2.6)	(5%	)
Natural gas sales, BBtu/d (3)	315.1	272.0	43.1	16%		298.5	263.3	35.2	13%
NGL sales, MBbl/d	40.7	43.8	(3.1)	(7%	)	44.0	43.7	0.3	1%
Condensate sales, MBbl/d	0.2	0.3	(0.1)	(33%	)	0.2	0.3	(0.1)	(33%	)
Average realized prices:
Natural gas, $/MMBtu	2.27	4.35	(2.08)	(48%	)	2.43	4.25	(1.82)	(43%	)
NGL, $/gal (4)	0.95	1.34	(0.39)	(29%	)	1.06	1.27	(0.21)	(17%	)
Condensate, $/Bbl (4)	91.40	109.05	(17.65)	(16%	)	111.64	100.51	11.13	11%
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other on page 40.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The decrease in gross margin was primarily due to lower commodity sales prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes, and planned operational outages at VESCO, partially offset by increased traditional wellhead volumes at LOU and gas purchased for processing at VESCO and Lowry. Increased NGL production and sales at LOU and the continued optimization of Straddle plants throughput to more efficient, higher recovery plants reduced the impact of the total lower throughput volumes on NGL production and sales volumes. Natural gas sales volumes increased due to an increase in demand from industrial customers and increased sales to other reportable segments for resale.

The decrease in operating expenses was primarily due to lower utilities, power and catalysts costs and higher refunds of operating expenses after ownership adjustments at non-operated joint ventures, partially offset by higher system maintenance and repair costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Other than a higher commodity sales price for condensate, the results for the year-to-date period of 2012 compared to 2011 reflect the same factors as described above for the three months ended June 30.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$69.1	$56.9	$12.2	21%		$133.5	$99.3	$34.2	34%
Operating expenses	23.4	23.5	(0.1)	(0%	)	44.8	43.6	1.2	3%
Operating margin	$45.7	$33.4	$12.3	37%		$88.7	$55.7	$33.0	59%
Operating statistics (1):
Fractionation volumes, MBbl/d	311.3	279.7	31.6	11%		302.5	244.7	57.8	24%
Treating volumes, MBbl/d (2)	27.1	27.8	(0.7)	(3%	)	23.1	19.1	4.0	21%
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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating margins increased significantly due to the favorable impacts of fractionation capacity expansions, additional treating capabilities and the growth of our other logistics operations. Gross margin improvements include higher fractionation fees associated with the Cedar Bayou facility Train 3 expansion which came on line mid-year 2011 (partially offset by the impact of lower fuel prices which pass through to expenses), increased treating fees associated with the operational startup of the benzene treating unit in the first quarter of 2012, increased exports and the impact of the 2011 petroleum logistics acquisitions.

While operating expenses were essentially flat, the increase in operating costs associated with the petroleum logistics terminals acquired after the second quarter of 2011 and increased non-fuel operating expenses related to facility expansions were offset by lower fuel costs (which have a corresponding impact on revenues) and by favorable system product gains.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The increase in gross margin was primarily due to higher fractionation and treating fees, increased exports and the impact of the 2011 petroleum logistics acquisitions. Higher fractionation volumes and fees were primarily attributable to the Cedar Bayou facility Train 3 expansion which came on line in mid-year 2011 (partially offset by the impact of lower fuel prices which pass through to expenses). Treating fees increased due to the operational startup of the benzene treating unit in the first quarter of 2012.

The increase in operating expenses was primarily due to the operating costs of the petroleum logistics terminals acquired after the second quarter of 2011. Increases in non-fuel operating expenses related to facility expansions were offset by lower fuel costs (which have a corresponding impact on revenues) and by favorable system product gains.

Marketing and Distribution

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	2012 vs. 2011			2012	2011	2012 vs. 2011
	($ in millions)
Gross margin	$35.4	$41.4	$(6.0)	(14%	)	$70.8	$85.9	$(15.1)	(18%	)
Operating expenses	9.2	10.9	(1.7)	(16%	)	18.4	22.8	(4.4)	(19%	)
Operating margin	$26.2	$30.5	$(4.3)	(14%	)	$52.4	$63.1	$(10.7)	(17%	)
Operating statistics (1):
Natural gas sales, BBtu/d	1,096.1	857.5	238.6	28%		1,059.8	761.4	298.4	39%
NGL sales, MBbl/d	274.4	265.0	9.4	4%		278.5	268.7	9.8	4%
Average realized prices:
Natural gas, $/MMBtu	2.21	4.28	(2.07)	(48%	)	2.40	4.19	(1.79)	(43%	)
NGL realized price, $/gal	0.92	1.35	(0.43)	(32%	)	1.07	1.31	(0.24)	(18%	)
________
(1)
Segment operating statistics include the effect of intersegment sales, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The decrease in gross margin was primarily due to a weaker price environment compared to last year partially offset by increased LPG export activity and by short-term distribution opportunities resulting from supply and market conditions. Export cargo shipments increased by approximately 80% and export margins were higher compared to the same period last year. As in 2011, gross margin benefitted from receipt of a contract settlement payment related to a multi-year propane exchange agreement ($3.8 million received in 2Q 2012 versus $7.5 million in 2011). The contract, as restructured, may result in the receipt of future payments over the remaining term of the contract.

The decrease in operating expenses was primarily due to a decrease in barge activity from the same period last year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results for the year-to-date period of 2012 compared to 2011 reflect substantially the same factors as described above for the three months ended June 30 with export cargo shipments increased by 100%.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In millions)
Gross margin	$12.8	$(13.2)	$26.0	$14.1	$(17.6)	$31.7
Operating margin	$12.8	$(13.2)	$26.0	$14.1	$(17.6)	$31.7

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

The following table provides a breakdown of the Partnership’s hedge revenue by product:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In millions)
Natural gas	$10.4	$1.6	$8.8	$19.0	$7.8	$11.2
NGL	3.0	(13.3)	16.3	(2.6)	(22.2)	19.6
Crude oil	(0.6)	(1.5)	0.9	(2.3)	(3.2)	0.9
	$12.8	$(13.2)	$26.0	$14.1	$(17.6)	$31.7

The increase in gross margin from the Partnership’s risk management activities was primarily due to lower natural gas and NGL prices.

Our Liquidity and Capital Resources

We have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Item 1A. Risk Factors.” As of August 1, 2012, our interests in the Partnership consist of the following:

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

Subsequent Event. On July 11, 2012, the Partnership announced that the board of directors of its general partner declared a quarterly distribution for the three months ended June 30, 2012 of $0.6425 per common unit, or an annual rate of $2.57 per common unit. This distribution will be paid on August 14, 2012. Based on these current distribution rates, we will receive distributions in future quarters and years of:

•	$8.3 million or $33.3 million annually based on our common unit ownership in the Partnership;

•	$14.4 million or $57.7 million annually based on our IDRs; and

•	$1.5 million or $5.9 million annually based on our 2% general partner interests.

We intend to pay to our stockholders, on a quarterly basis, dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes, capital contributions to the Partnership and reserves established by our board of directors.

The following table details the dividends paid during or pertaining to the first six months of 2012:

Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2012	August 15, 2012	$16.7	$16.1	$0.6	$0.39375
March 31, 2012	May 16, 2012	15.5	15.0	0.5	0.36500
December 31, 2011	February 15, 2012	14.3	13.8	0.5	0.33625
________
(1)	Represents accrued dividends on the restricted shares that are payable upon vesting.

As of June 30, 2012 and December 31, 2011, our liquidity consisted of the following:

	June 30, 2012	December 31, 2011
	(In millions)
Cash on hand	$28.0	$90.2
Total availability under TRI's credit facility	75.0	75.0
Total liquidity	$103.0	$165.2

We have the ability to apply our cash on hand toward the satisfaction of a $73.6 million tax liability over the next 13 years related to our sales of assets to the Partnership.

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

As of June 30, 2012 and December 31, 2011, the Partnership’s liquidity consisted of the following:

	June 30, 2012	December 31, 2011
	(In millions)
Cash on hand	$89.5	$55.6
Total availability under the Partnership's credit facility	1,100.0	1,100.0
Less: Outstanding borrowings under the Partnership's credit facility	(140.0)	(498.0)
Less: Outstanding letters of credit outstanding under the Partnership's credit facility	(70.2)	(92.5)
Total liquidity	$979.3	$565.1

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

The Partnership also filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”).  The 2012 Shelf expires in 2015.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of the Partnership’s cash flows, the Partnership has hedged the commodity price associated with a portion of its expected natural gas equity volumes through 2015 and its NGL and condensate equity volumes through 2014 by entering into derivative instruments including swaps and purchased puts (or floors). With these arrangements, the Partnership has attempted to mitigate its exposure to commodity price movements with respect to its forecasted volumes for this period. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” The current market conditions may also impact the Partnership’s ability to enter into future commodity derivative contracts.

The Partnership’s risk management position has moved from a net liability position of $5.0 million at December 31, 2011 to a net asset position of $70.7 million at June 30, 2012. Aggregate forward prices for commodities are below the fixed prices the Partnership currently expects to receive on those derivative contracts, creating a net asset position. Consequently, the Partnership’s expected future receipts on derivative contracts are greater than its expected future payments. The Partnership accounts for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced with receivables from NGL customers offset by plant settlements payable to producers. The factors that typically cause overall variability in the Partnership’s reported total working capital are: (1) the Partnership’s cash position; (2) liquids inventory levels and their valuation, which the Partnership closely manages; and (3) changes in the fair value of the current portion of derivative contracts.

For the six months ended June 30, 2012, the Partnership’s working capital increased by $106.7 million, primarily due to higher cash balances ($33.9 million) and an increase in the net current portion of the Partnership’s derivative contracts ($53.5 million).

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

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities for the periods indicated. See “Statement of Cash Flows – Partnership versus Non-Partnership” for a detailed presentation of cash flow activity:

Six Months Ended June 30, 2012	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
Net cash provided by (used in):	(In millions)
Operating activities	$204.0	$225.0	$(21.0)
Investing activities	(251.1)	(250.8)	(0.3)
Financing activities	18.8	59.7	(40.9)
Six Months Ended June 30, 2011
Net cash provided by (used in):
Operating activities	$221.5	$252.7	$(31.2)
Investing activities	(172.6)	(170.1)	(2.5)
Financing activities	(82.6)	(85.8)	3.2

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

	Six Months Ended June 30,
	2012	2011	2012 vs. 2011
	(in millions)
Cash flows from operating activities:
Cash received from customers	$3,173.0	$3,324.0	$(151.0)
Cash received from (paid to) derivative counterparties	16.6	(14.9)	31.5
Cash outlays for:
Product purchases	(2,704.8)	(2,803.7)	98.9
Operating expenses	(142.9)	(132.9)	(10.0)
General and administrative expenses	(76.7)	(75.2)	(1.5)
Cash distributions from equity investment	1.9	3.1	(1.2)
Interest paid, net of amounts capitalized (1)	(39.4)	(45.3)	5.9
Income taxes paid	(2.0)	(2.2)	0.2
Other cash payments	(0.7)	(0.2)	(0.5)
Net cash provided by operating activities	$225.0	$252.7	$(27.7)
_________
(1)	Net of interest paid of $4.5 million and $1.2 million representing capitalized interest included in investing activities for the six months ended June 30, 2012 and 2011.
During the six months ended June 30, 2012, lower aggregate commodity prices were the primary factor in the changes in the Partnership’s cash from customers, cash from derivative contracts, cash paid for purchases and lower variable fuel fee components of its operating costs compared to the same period in 2011. During the six months ended June 30, 2012, the Partnership’s derivative settlements were a net cash inflow, as opposed to a net outflow for the same period in 2011. The change in cash paid to derivative counterparties reflects lower aggregate commodity prices compared to the higher aggregate fixed prices that the Partnership received on those derivative contracts.

The decrease in the Partnership’s interest paid is primarily due to the increased capitalized interest and the termination of interest rate swaps in September 2011.

Cash Flow from Operating Activities - Non-Partnership

The operating activities of TRC – Non-Partnership are primarily related to interest, taxes, retained general and administrative expenses and business interruption insurance proceeds.

Cash Flow from Investing Activities - Partnership

The increase in net cash used in investing activities was primarily due to an increase in outlays for property, plant and equipment driven by the Partnership’s current capital expansion projects. 2011 included the acquisition of the Channelview Terminal and expansion capital projects in gathering and processing assets and in fractionation assets including Gulf Coast Fractionators.

Cash Flow from Financing Activities - Partnership

The increase in net cash provided by financing activities was driven by two primary factors: changes in the Partnership’s equity offerings and financing activities and distributions. Net proceeds from public offerings, issuance of senior notes and borrowings under the Partnership’s credit facility less repayments on the Partnership’s credit facility increased for the six months ended June 30, 2012 compared to the same period in 2011, offset by an increase in distributions for the same period.

The Partnership’s primary financing activities that occurred during the first and second quarters of 2012 were:

•
On January 23, 2012, the Partnership completed a public offering of 4,000,000 common units at a price of $38.30 per common unit. As part of this offering, a wholly-owned subsidiary of ours purchased 1,300,000 common units. See Note 7, “Partnership Unit and Related Matters.”

•	On January 31, 2012 the Partnership privately placed $400.0 million of 6⅜% Notes. See Note 6, “Debt Obligations.”

The following table details the distributions paid during or pertaining to the first six months of 2012 with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our shareholders for the same periods:

			Cash Distributions				Dividend	Total
		Cash				Distributions	Declared	Dividend
		Distribution	Limited	General		to Targa	Per TRC	Declared to
For the Three	Date Paid or	Per Limited	Partner	Partner		Resources	Common	Common
Months Ended	to be Paid	Partner Unit	Units	Interest	IDRs	Corp. (1)	Share	Shareholders
		(In millions, except per unit amounts)
June 30, 2012	August 14, 2012	$0.6425	$8.3	$1.5	$14.4	$24.2	$0.39375	$16.7
March 31, 2012	May 15, 2012	0.6225	8.1	1.4	12.7	22.2	0.36500	15.5
December 31, 2011	February 14, 2012	0.6025	7.8	1.3	11.0	20.1	0.33625	14.3
________
(1)	Distributions to us are comprised of amounts attributable to our (i) limited partner units, (ii) general partner units, and (iii) IDRs.

Cash Flow Financing Activities - Non-Partnership

Other than the purchase of 1,300,000 of the Partnership’s common units in January 2012, the decrease in net cash provided by financing activities was primarily attributable to the payment of dividends, offset by distributions received from the Partnership.

Capital Requirements

	Six Months Ended June 30,
	2012			2011
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Gross additions to property, plant and equipment	$238.7	$238.4	$0.3	$167.8	$166.5	$1.3
Change in accruals	-	-	-	(0.6)	(1.8)	1.2
Cash expenditures	$238.7	$238.4	$0.3	$167.2	$164.7	$2.5

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

	Six Months Ended June 30,
	2012			2011
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Capital expenditures:
Business acquisitions	$-	$-	$-	$29.0	$29.0	$-
Expansion	206.5	206.5	-	105.5	105.1	0.4
Maintenance	32.2	31.9	0.3	33.3	32.4	0.9
	$238.7	$238.4	$0.3	$167.8	$166.5	$1.3

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to these policies and estimates during the six months ended June 30, 2012.

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

The primary purpose of the commodity risk management activities is to hedge the exposure to commodity price risk and reduce fluctuations in the Partnership’s operating cash flow despite fluctuations in commodity prices. In an effort to reduce the variability of the Partnership’s cash flows, as of June 30, 2012, the Partnership has hedged the commodity price associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from its percent of proceeds processing arrangements by entering into derivative instruments, including swaps and purchased puts (or floors). The percentages of expected equity volumes that are hedged decrease over time. With swaps, the Partnership typically receives an agreed fixed price for a specified notional quantity of natural gas or NGL and it pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than its actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) and calls (caps) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership may buy calls in connection with swap positions to create a price floor with upside. The Partnership intends to continue to manage its exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. Floor volumes and floor pricing are based solely on purchased puts (or floors). During the three months ended June 30, 2012 and 2011, our consolidated operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $13.4 million and $(10.7) million. During the six months ended June 30, 2012 and 2011, our consolidated operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of $15.4 million and $(14.0) million. The net hedge adjustments that impact our consolidated revenues (but do not affect the Partnership’s revenues) include amortization of OCI related to hedges terminated and re-assigned upon the Partnership’s acquisition of Versado in 2010, as well as OCI related to terminations of commodity derivatives in July 2008.

As of June 30, 2012, the Partnership had the following hedge arrangements which will settle during the years ending December 31, 2012 through 2015:

Natural Gas
Instrument		Price	MMBtu per day
Type	Index	$/MMBtu	2012	2013	2014	2015	Fair Value
							(in millions)
Swap	IF-WAHA	6.61	14,850	-	-	-	$10.1
Swap	IF-WAHA	4.68	-	10,730	-	-	4.6
Swap	IF-WAHA	3.53	-	-	7,000	-	(0.7)
Swap	IF-WAHA	3.53	-	-	-	1,750	(0.3)
Total Swaps			14,850	10,730	7,000	1,750
Swap	IF-PB	4.98	10,200	-	-	-	4.0
Swap	IF-PB	4.69	-	10,084	-	-	4.5
Swap	IF-PB	3.49	-	-	6,000	-	(0.7)
Swap	IF-PB	3.49	-	-	-	1,500	(0.3)
Total Swaps			10,200	10,084	6,000	1,500
Swap	IF-NGPL MC	6.03	6,740	-	-	-	4.0
Swap	IF-NGPL MC	4.17	-	5,275	-	-	1.4
Swap	IF-NGPL MC	3.45	-	-	5,000	-	(0.6)
Swap	IF-NGPL MC	3.46	-	-	-	1,250	(0.2)
Total Swaps			6,740	5,275	5,000	1,250
Total Sales			31,790	26,089	18,000	4,500
Natural Gas Basis Swaps
Basis Swaps	Various Indexes, Maturities Through December 2012						0.7
							$26.5

NGL
Instrument		Price	Barrels per day
Type	Index	$/Gal	2012	2013	2014	Fair Value
						(in millions)
Swap	OPIS-MB	0.95	9,361	-	-	$15.9
Swap	OPIS-MB	1.05	-	5,650	-	16.9
Swap	OPIS-MB	1.21	-	-	1,000	4.8
Total Swaps			9,361	5,650	1,000
Put (propane)	OPIS-MB	1.43	294	-	-	1.3
Total Sales			9,655	5,650	1,000

Call (ethane) (1)	OPIS-MB	0.61	2,000			-
						$38.9

Condensate
Instrument		Price	Barrels per day
Type	Index	$/Bbl	2012	2013	2014	Fair Value
						(in millions)
Swap	NY-WTI	91.37	1,660	-	-	$1.6
Swap	NY-WTI	93.34	-	1,795	-	3.1
Swap	NY-WTI	90.03	-	-	700	0.6
Total Sales			1,660	1,795	700
						$5.3
________
(1)	Utilized in connection with 2,000 Bbl/d of 2012 ethane swaps providing a floor on ethane with upside.

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

The Partnership accounts for the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The value of the Partnership’s derivative contracts is determined utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which the Partnership is unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 11 to the Consolidated Financial Statements in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk. We and the Partnership are exposed to the risk of changes in interest rates. We are exposed to interest rate changes due to our variable rate Holdco loan facility. The Partnership is exposed to interest rate changes as a result of variable rate borrowings under its Revolver. To the extent that interest rates increase, interest expense for our Holdco loan facility and the Partnership’s Revolver will also increase. As of June 30, 2012, the Partnership had $140.0 million in variable rate borrowings under its Revolver and we had variable rate borrowings of $89.3 million. A hypothetical change of 100 basis points in the interest rate of variable rate debt would impact the TRC Non-Partnership annual interest expense by $0.9 million.

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

As of June 30, 2012, affiliates of Barclays PLC (“Barclays”), Wells Fargo Bank N.A. (“Wells Fargo”), and Natixis accounted for 24%, 20%, and 15% of the Partnership’s counterparty credit exposure related to commodity derivative instruments. Barclays, Wells Fargo, and Natixis are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.7
Amendment No. 2, dated May 25, 2012, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 25, 2012 (File No. 001-33303)).

3.8
Limited Liability Company Agreement of Targa Resources GP LLC (incorporated by reference to Exhibit 3.4 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.9
Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.1 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.10
Amendment to Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.9 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 25, 2011 (File No. 001-33303)).

3.11
Amended and Restated Bylaws of Targa Resources, Inc. (incorporated by reference to Exhibit 3.2 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.1
Supplemental Indenture dated April 20, 2012 to Indenture dated June 18, 2008, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 6, 2012 (File No. 001-33303)).

10.2
Supplemental Indenture dated April 20, 2012 to Indenture dated August 13, 2010, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 6, 2012 (File No. 001-33303)).

10.3
Supplemental Indenture dated April 20, 2012 to Indenture dated February 2, 2011, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 6, 2012 (File No. 001-33303)).

10.4
Supplemental Indenture dated April 20, 2012 to Indenture dated January 31, 2012, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 6, 2012 (File No. 001-33303)).

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

Targa Resources Corp.
(Registrant)

Date: August 6, 2012                                            By: /s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)