Form 10-Q
period 2013-03-31
Targa Resources Corp.
filed 2013-05-03
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 42,329,987 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II-Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	the Partnership’s and our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in the Partnership’s transactions;

•	the Partnership’s success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for the Partnership’s services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	the Partnership’s ability to obtain necessary licenses, permits and other approvals;

•
the level and success of crude oil and natural gas drilling around the Partnership’s assets, its success in connecting natural gas supplies to its gathering and processing systems, oil supplies to its gathering systems and NGL supplies to its logistics and marketing facilities and the Partnership’s success in connecting its facilities to transportation and markets;

•	the Partnership’s and our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•
the risks described elsewhere in “Part II-Other Information, Item 1A. Risk Factors.” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$112.7	$76.3
Trade receivables, net of allowances $0.9 million and $0.9 million	427.6	514.9
Inventories	66.0	99.4
Assets from risk management activities	18.2	29.3
Other current assets	6.7	13.4
Total current assets	631.2	733.3
Property, plant and equipment	4,919.6	4,708.0
Accumulated depreciation	(1,227.2)	(1,170.0)
Property, plant and equipment, net	3,692.4	3,538.0
Other intangible assets, net	674.1	680.8
Long-term assets from risk management activities	3.2	5.1
Investment in unconsolidated affiliate	54.8	53.1
Other long-term assets	92.8	94.7
Total assets	$5,148.5	$5,105.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$621.1	$679.0
Deferred income taxes	3.8	0.2
Liabilities from risk management activities	8.2	7.4
Total current liabilities	633.1	686.6
Long-term debt	2,522.4	2,475.3
Long-term liabilities from risk management activities	5.0	4.8
Deferred income taxes	127.2	131.2
Other long-term liabilities	57.6	53.7

Commitments and contingencies (see Note 14)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized, 42,528,118 shares issued and 42,330,387 shares outstanding as of March 31, 2013, and 42,492,233 shares issued and 42,294,502 shares outstanding as of December 31, 2012)	-	-
Preferred stock ($0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012)	-	-
Additional paid-in capital	173.4	184.4
Accumulated deficit	(18.6)	(32.0)
Accumulated other comprehensive income	0.1	1.2
Treasury stock, at cost (197,731 shares as of March 31, 2013 and as of December 31, 2012)	(9.5)	(9.5)
Total Targa Resources Corp. stockholders' equity	145.4	144.1
Noncontrolling interests in subsidiaries	1,657.8	1,609.3
Total owners' equity	1,803.2	1,753.4
Total liabilities and owners' equity	$5,148.5	$5,105.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012

	(Unaudited)
	(In millions, except per share amounts)
Revenues	$1,397.8	$1,645.8
Costs and expenses:
Product purchases	1,137.5	1,384.2
Operating expenses	86.1	71.6
Depreciation and amortization expenses	64.0	47.4
General and administrative expenses	36.3	34.9
Income from operations	73.9	107.7
Other income (expense):
Interest expense, net	(32.1)	(30.5)
Equity earnings	1.6	2.1
Other	(0.2)	-
Income before income taxes	43.2	79.3
Income tax expense:
Current	(9.2)	(8.7)
Deferred	(0.2)	(1.4)
	(9.4)	(10.1)
Net income	33.8	69.2
Less: Net income attributable to noncontrolling interests	20.4	59.6
Net income available to common shareholders	$13.4	$9.6

Net income available per common share - basic	$0.32	$0.23
Net income available per common share - diluted	$0.32	$0.23
Weighted average shares outstanding - basic	41.6	41.0
Weighted average shares outstanding - diluted	42.0	41.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013			2012
	Pre- Tax	Related Income Tax	After Tax	Pre- Tax	Related Income Tax	After Tax

	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$13.4			$9.6
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$(1.2)	$0.5	(0.7)	$2.4	$(0.9)	1.5
Settlements reclassified to revenues	(0.9)	0.4	(0.5)	(0.6)	0.2	(0.4)
Interest rate swaps:
Settlements reclassified to interest expense, net	0.2	(0.1)	0.1	0.4	(0.2)	0.2
Other comprehensive income (loss) attributable to Targa Resources Corp.	$(1.9)	$0.8	(1.1)	$2.2	$(0.9)	1.3
Comprehensive income attributable to Targa Resources Corp.			$12.3			$10.9

Net income attributable to noncontrolling interests			$20.4			$59.6
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$(6.4)	$-	(6.4)	$13.1	$-	13.1
Settlements reclassified to revenues	(5.7)	-	(5.7)	(1.9)	-	(1.9)
Interest rate swaps:
Settlements reclassified to interest expense, net	1.5	-	1.5	1.9	-	1.9
Other comprehensive income (loss) attributable to noncontrolling interests	$(10.6)	$-	(10.6)	$13.1	$-	13.1
Comprehensive income attributable to noncontrolling interests			9.8			72.7

Total comprehensive income			$22.1			$83.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Interests	Total
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2012	42,295	$-	$184.4	$(32.0)	$1.2	198	$(9.5)	$1,609.3	$1,753.4
Compensation on equity grants	35	-	2.1	-	-	-	-	1.7	3.8
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(0.3)	(0.3)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	105.3	105.3
Impact of Partnership equity transactions	-	-	6.3	-	-	-	-	(6.3)	-
Dividends	-	-	(19.4)	-	-	-	-	-	(19.4)
Distributions to owners	-	-	-	-	-	-	-	(61.7)	(61.7)
Other comprehensive income (loss)	-	-	-	-	(1.1)	-	-	(10.6)	(11.7)
Net income	-	-	-	13.4	-	-	-	20.4	33.8
Balance, March 31, 2013	42,330	$-	$173.4	$(18.6)	$0.1	198	$(9.5)	$1,657.8	$1,803.2

Balance, December 31, 2011	42,398	$-	$229.5	$(70.1)	$(1.3)	-	$-	$1,172.6	$1,330.7
Compensation on equity grants	43	-	3.9	-	-	-	-	0.6	4.5
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	115.2	115.2
Impact of Partnership equity transactions	-	-	(18.3)	-	-	-	-	18.3	-
Dividends	-	-	(14.3)	-	-	-	-	(0.1)	(14.4)
Distributions to owners	-	-	-	-	-	-	-	(54.3)	(54.3)
Other comprehensive income (loss)	-	-	-	-	1.3	-	-	13.1	14.4
Net income	-	-	-	9.6	-	-	-	59.6	69.2
Balance, March 31, 2012	42,441	$-	$200.8	$(60.5)	$-	-	$-	$1,325.0	$1,465.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012

	(Unaudited)
Cash flows from operating activities	(In millions)
Net income	$33.8	$69.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	4.1	4.8
Compensation on equity grants	3.8	4.5
Depreciation and amortization expense	64.0	47.4
Accretion of asset retirement obligations	1.1	1.0
Deferred income tax expense	0.2	1.4
Equity earnings, net of distributions	(1.6)	-
Risk management activities	(0.2)	0.9
Gain on sale or disposition of assets	(0.1)	-
Changes in operating assets and liabilities:
Receivables and other assets	95.1	119.6
Inventory	33.7	44.3
Accounts payable and other liabilities	(59.9)	(154.3)
Net cash provided by operating activities	174.0	138.8
Cash flows from investing activities
Outlays for property, plant and equipment	(202.9)	(103.0)
Investment in unconsolidated affiliate	-	(6.2)
Return of capital from unconsolidated affiliate	-	0.3
Other, net	(4.6)	0.8
Net cash used in investing activities	(207.5)	(108.1)
Cash flows from financing activities
Partnership loan facilities:
Proceeds	325.0	545.0
Repayments	(380.0)	(643.0)
Partnership accounts receivable securitization facility:
Proceeds	171.4	-
Repayments	(60.0)	-
Non-Partnership loan facilities:
Proceeds	5.0	-
Repayments	(15.0)	-
Costs incurred in connection with financing arrangements	(1.1)	(4.4)
Distributions to owners	(61.7)	(54.3)
Proceeds from sale of common units of the Partnership	105.3	115.2
Dividends to common and common equivalent shareholders	(19.0)	(13.8)
Net cash provided by (used in) financing activities	69.9	(55.3)
Net change in cash and cash equivalents	36.4	(24.6)
Cash and cash equivalents, beginning of period	76.3	145.8
Cash and cash equivalents, end of period	$112.7	$121.2

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

Note 1 — Organization

Targa Resources Corp. (“TRC”) is a Delaware corporation formed in October 2005. Our common stock is listed on the NYSE under the symbol “TRGP.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Targa” are intended to mean our consolidated business and operations, including our wholly owned subsidiary TRI Resources Inc. (“TRI”).

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

The unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 include all adjustments which we believe are necessary for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

As of March 31, 2013, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all Incentive Distribution Rights (“IDRs”); and

•	12,945,659 common units of the Partnership, representing a 12.6% limited partnership interest.

The Partnership is engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products.  See Note 15 for an analysis of our and the Partnership’s operations by segment.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Significant updates or revisions to these policies during the three months ended March 31, 2013 are shown below.

Accounts Receivable Securitization Facility

Under the Partnership’s Accounts Receivable Securitization Facility (the “Securitization Facility’), proceeds from the sales of certain receivables are treated as collateralized borrowings in our financial statements. All amounts outstanding under the Securitization Facility are reflected as long-term debt on our balance sheets to the extent that the Partnership has the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our statements of cash flows.

Intangible Assets

Intangible assets arose from producer dedications under long-term contracts and customer relationships associated with businesses acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisition based on the present value of estimated future cash flows. Amortization expense attributable to these assets is recorded in a manner that closely resembles the expected pattern in which we benefit from services provided to customers.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. The amendments require disclosures to present both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We currently present the Partnership’s derivative assets and liabilities gross on our statement of financial position. We have provided additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 12 in accordance with these new standards updates.

Note 4 –Business Acquisitions

On December 31, 2012, the Partnership completed the acquisition of Saddle Butte Pipeline, LLC’s ownership of its Williston Basin crude oil pipeline and terminal system and its natural gas gathering and processing operations (collectively “Badlands”).

Pursuant to the Membership Interest Purchase and Sale Agreement dated November 19, 2012 (the “MIPSA”), the acquisition is subject to a contingent payment of $50 million (“the contingent consideration”) if aggregate crude oil gathering volumes exceed certain stipulated monthly thresholds during the period from January 2013 through June 2014. If the threshold is not attained during the contingency period, no payment is owed. Accounting standards require that the contingent consideration be recorded at fair value at the date of acquisition and revalued at subsequent reporting dates under the acquisition method of accounting and revalued during the contingency period. At December 31, 2012, the Partnership recorded a $15.3 million accrued liability representing the fair value of this contingent consideration, determined by a probability based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA.

Future changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. At March 31, 2013, the Partnership re-estimated the contingent consideration to be $15.6 million, an increase of $0.3 million attributable to accretion of the discount factor due to the passage of time. The current assessment of other valuation variables and factors has not changed since the acquisition date.

Our Annual Report on Form 10-K included the pro-forma schedule information for the year ended 2012. The following table presents updated 2012 pro forma information to reflect the effects of our 2013 policy decisions regarding depreciation and amortization of acquired properties and intangible assets, as described below. The following table also presents quarterly unaudited pro forma information for the three months ended March 31, 2012 for comparative purposes in this quarterly report.

	Year Ended December 31, 2012		Three Months Ended
	As reported in 10-K	Pro forma	March 31, 2012
	( In millions except per share amounts)
Revenues	$5,885.7	$5,909.9	$1,648.7
Net income	159.3	129.5	59.2
Less: Net income attributable to noncontrolling interests	121.2	83.5	47.3
Net income attributable to Targa Resources Corp.	$38.1	$46.0	$11.9

Net income per common share - Basic	$0.93	$1.12	$0.29
Net income per common share - Diluted	$0.91	$1.10	$0.28

The Partnership applied the same assumptions used in preparing the year-end pro forma schedules reported in its Annual Report on Form 10-K except for the following adjustments to conform to its current accounting policies:

•
depreciation expenses associated with the fair value adjustments to property, plant and equipment using straight-line method over a useful life of 15-20 years. The pro forma information included in our 2012 Form 10-K utilized a 30 year useful life;

•
amortization expenses associated with the fair value adjustments to definite-lived intangibles in a manner that closely resembles the expected pattern in which we benefit from services provided to customers, over a useful life of 20 years. The pro forma information included in our 2012 10-K utilized a straight-line method over a 30 year life; and

•
adjustment to pro forma revenues to report  purchases, and sales on a net, rather than gross, basis  for certain Badlands natural gas processing agreements in which we are in substance an agent rather than a principal.

Note 5 — Inventories

The components of inventories consisted of the following:

	March 31, 2013	December 31, 2012
Natural gas liquids	$44.2	$82.3
Materials and supplies	21.8	17.1
	$66.0	$99.4

Note 6 — Property, Plant and Equipment and Intangible Assets

	March 31, 2013			December 31, 2012
	Targa Resources Partners LP	TRC Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC Non- Partnership	Targa Resources Corp. Consolidated	Estimated Useful Lives (In Years)
Gathering systems	$2,048.0	$-	$2,048.0	$1,975.3	$-	$1,975.3	5 to 20
Processing and fractionation facilities	1,262.1	6.6	1,268.7	1,251.6	6.6	1,258.2	5 to 25
Terminaling and storage facilities	502.6	-	502.6	462.0	-	462.0	5 to 25
Transportation assets	292.6	-	292.6	292.5	-	292.5	10 to 25
Other property, plant and equipment	86.7	0.2	86.9	84.6	0.2	84.8	3 to 25
Land	87.1	-	87.1	87.1	-	87.1	-
Construction in progress	633.7	-	633.7	548.1	-	548.1	-
Property, plant and equipment	$4,912.8	$6.8	$4,919.6	$4,701.2	$6.8	$4,708.0
Accumulated depreciation	(1,225.1)	(2.1)	(1,227.2)	(1,168.0)	(2.0)	(1,170.0)
Property, plant and equipment, net	$3,687.7	$4.7	$3,692.4	$3,533.2	$4.8	$3,538.0

Intangible assets	$680.8	$-	$680.8	$680.8	$-	$680.8	20
Accumulated amortization	(6.7)	-	(6.7)	-	-	-
Intangible assets, net	$674.1	$-	$674.1	$680.8	$-	$680.8

Intangible assets consist of customer contracts and customer relationships acquired in business acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisition based on the present value of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

Customer contracts and customer relationships related to the Badlands system have an estimated economic useful life of 20 years. Amortization expense attributable to these assets is recorded using a method that closely reflects the cash flow pattern underlying the intangible asset valuation. Our estimated amortization expense for our intangible assets for each of the next five calendar years (2013-2017) is approximately $27.1 million, $61.4 million, $80.1 million, $88.3 million and $81.5 million.

Note 7 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Commodities	$383.5	$416.8
Other goods and services	141.0	154.4
Interest	35.3	39.5
Compensation and benefits	30.4	40.7
Other	30.9	27.6
	$621.1	$679.0

Note 8 — Debt Obligations

	2013	2012
Long-term debt:
Non-Partnership obligations:
TRC Senior secured revolving credit facility, variable rate, due October 2017 (1)	$72.0	$82.0
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due October 2017 (3)	565.0	620.0
Senior unsecured notes, 11¼% fixed rate, due July 2017	72.7	72.7
Unamortized discount	(2.4)	(2.5)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(29.9)	(30.5)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	400.0	400.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Accounts receivable securitization facility, due January 2014 (4)	111.4	-
Total long-term debt	$2,522.4	$2,475.3
Irrevocable standby letters of credit:
Letters of credit outstanding under TRC Senior secured credit facility (1)	$-	$-
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	53.2	45.3
	$53.2	$45.3

(1)	As of March 31, 2013, $78.0 million of TRC’s $150.0 million credit facility was available.
(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of March 31, 2013, availability under the Partnership’s $1.2 billion senior secured revolving credit facility was $581.8 million.
(4)
All amounts outstanding under the Partnership’s Securitization Facility are reflected as long-term debt in our balance sheet to the extent that the Partnership has  the ability and intent to fund the Securitization Facility’s borrowing with availability under the Partnership’s  long-term Senior Secured Credit Facility (the “TRP Revolver”).

The following table shows the range of interest rates and weighted average interest rate incurred on our and the Partnership’s variable-rate debt obligations during the three months ended March 31, 2013:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC senior secured revolving credit facility	2.9% - 3.0%	3.0%
Partnership's senior secured revolving credit facility	1.9% - 4.5%	2.2%
Partnership's accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of March 31, 2013, both the Partnership and we were in compliance with the covenants contained in our various debt agreements.

Accounts Receivable Securitization Facility

In January 2013, the Partnership entered into the Securitization Facility to provide up to $200 million of borrowing capacity at commercial paper rates plus a margin through January 2014. Under this Securitization Facility, one of the Partnership’s consolidated subsidiaries (Targa Liquids Marketing and Trade LLC or “TLMT”) sells or contributes receivables, without recourse, to another of the Partnership’s consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Eligible TRLLC receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us.

Note 9 — Partnership Units and Related Matters

Public Offerings of Common Units

In 2012, the Partnership filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”). The 2012 Shelf expires in August 2015. In August 2012, the Partnership entered into an Equity Distribution Agreement (“2012 EDA”) with Citigroup Global Markets Inc. (“Citigroup”) pursuant to which the Partnership may sell, at its option, up to an aggregate of $100 million of its common units through Citibank, as sales agent, under the 2012 Shelf. Settlement for sales of common units will occur on the third business day following the date on which any sales were made in return for payment of the net proceeds to the Partnership. During the three months ended March 31, 2013, the Partnership issued 2,420,046 common units under the 2012 EDA and received gross proceeds of $96.7 million pursuant to the 2012 EDA. We contributed $2.0 million to maintain our 2% general partner interest.

In March 2013, the Partnership entered into a second Equity Distribution Agreement (the “2013 EDA”) with Citigroup, Deutsche Bank Securities Inc., Raymond James & Associates, Inc. and UBS Securities LLC, as sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $200 million of the Partnership common units under the 2012 Shelf. During the three months ended March 31, 2013, the Partnership issued 248,252 common units and received gross proceeds of $10.7 million, pursuant to the 2013 EDA. We contributed $0.3 million to maintain its 2% general partner interest.

Distributions

In accordance with the partnership agreement, the Partnership must distribute all of its available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by the Partnership during the three months ended March 31, 2013.

		Distributions
	Date Paid or to be	Limited Partners	General Partner			Distributions to Targa Resources	Distributions per
Three Months Ended	Paid	Common	Incentive	2%	Total	Corp.	limited partner unit
(In millions, except per unit amounts)
March 31, 2013	May 15, 2013	$71.7	$22.1	$1.9	$95.7	$33.0	$0.6975
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	30.7	0.6800

Subsequent Event

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the “2013 Shelf”), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The 2013 Shelf expires in April 2016.

Note 10 — Common Stock and Related Matters

The following table details the dividends declared and/or paid by us during the three months ended March 31, 2013:

Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock

(In millions, except per share amounts)
March 31, 2013	May 16, 2013	$21.0	$20.6	$0.4	$0.49500
December 31, 2012	February 15, 2013	19.4	19.0	0.4	0.45750

(1)	Represents accrued dividends on the restricted shares that are payable upon vesting.

Note 11 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2013	2012
Net income	$33.8	$69.2
Less: Net income attributable to noncontrolling interests	20.4	59.6
Net income attributable to common shareholders	$13.4	$9.6

Weighted average shares outstanding - basic	41.6	41.0

Net income available per common share - basic	$0.32	$0.23

Weighted average shares outstanding	41.6	41.0
Dilutive effect of unvested stock awards	0.4	0.8
Weighted average shares outstanding - diluted	42.0	41.8

Net income available per common share - diluted	$0.32	$0.23

Note 12 — Derivative Instruments and Hedging Activities

Partnership Commodity Hedges

The primary purpose of the Partnership’s commodity risk management activities is to manage its exposure to commodity price risk and reduce volatility in its operating cash flow due to fluctuations in commodity prices. The Partnership has hedged the commodity prices associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing segment and the LOU business unit in Coastal Gathering and Processing segment that result from its percent of proceeds processing arrangements. These hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices. The Partnership has designated these derivative contracts as cash flow hedges for accounting purposes.

The hedges generally match the NGL product composition and the NGL and natural gas delivery points to those of the Partnership’s physical equity volumes. The NGL hedges may be transacted as specific NGL hedges or as baskets of ethane, propane, normal butane, isobutane and natural gasoline based upon the Partnership’s expected equity NGL composition. We believe this approach avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The Partnership’s natural gas and NGL hedges are settled using published index prices for delivery at various locations, which closely approximate the Partnership’s actual natural gas and NGL delivery points.

The Partnership hedges a portion of its condensate sales using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This necessarily exposes the Partnership to a market differential risk if the NYMEX futures do not move in exact parity with the sales price of its underlying condensate equity volumes.

At March 31, 2013, the notional volumes of the Partnership’s commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2013	2014	2015	2016
Natural Gas	Swaps	MMBtu/d	31,108	25,500	12,001	5,000
NGL	Swaps	Bbl/d	5,650	1,000	-	-
Condensate	Swaps	Bbl/d	1,962	1,450	-	-

The Partnership also enters into derivative instruments to help manage other short-term commodity-related business risks. The Partnership has not designated these derivatives as hedges, and records changes in fair value and cash settlements to revenues.

The Partnership’s derivative contracts are subject to netting arrangements that allow net cash settlement of offsetting asset and liability positions with the same counterparty. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements. The following schedules reflect the fair values of our derivative instruments and their location in our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of March 31, 2013		Fair Value as of December 31, 2012
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$18.1	$8.1	$29.2	$7.2
	Long-term	3.2	5.0	5.1	4.8
Total derivatives designated as hedging instruments		$21.3	$13.1	$34.3	$12.0

Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.1	$0.1	$0.1	$0.2
	Long-term	-	-	-	-
Total derivatives not designated as hedging instruments		$0.1	$0.1	$0.1	$0.2

Total current position		$18.2	$8.2	$29.3	$7.4
Total long-term position		3.2	5.0	5.1	4.8
Total derivatives		$21.4	$13.2	$34.4	$12.2

The pro forma impact of reporting derivatives in the Consolidated Balance Sheet is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
March 31, 2013	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$16.3	$7.1	$9.2	$-
Counterparties without offsetting position - assets	1.9	-	1.9	-
Counterparties without offsetting position - liabilities	-	1.1	-	1.1
	18.2	8.2	11.1	1.1
Long-term position
Counterparties with offsetting position	3.2	0.9	2.3	-
Counterparties without offsetting position - assets	-	-	-	-
Counterparties without offsetting position - liabilities	-	4.1	-	4.1
	3.2	5.0	2.3	4.1
Total derivatives
Counterparties with offsetting position	19.5	8.0	11.5	-
Counterparties without offsetting position - assets	1.9	-	1.9	-
Counterparties without offsetting position - liabilities	-	5.2	-	5.2
	$21.4	$13.2	$13.4	$5.2

December 31, 2012
Current position
Counterparties with offsetting position	$23.8	$7.4	$16.4	$-
Counterparties without offsetting position - assets	5.5	-	5.5	-
Counterparties without offsetting position - liabilities	-	-	-	-
	29.3	7.4	21.9	-
Long-term position
Counterparties with offsetting position	4.4	2.8	1.6	-
Counterparties without offsetting position - assets	0.7	-	0.7	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	5.1	4.8	2.3	2.0
Total derivatives
Counterparties with offsetting position	28.2	10.2	18.0	-
Counterparties without offsetting position - assets	6.2	-	6.2	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	$34.4	$12.2	$24.2	$2.0

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of the Partnership’s derivative instruments was a net asset of $8.2 million as of March 31, 2013, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. These default probabilities have been applied to the unadjusted fair values of the derivative instruments to arrive at the credit risk adjustment, which was immaterial for all periods presented.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives
Derivatives in	(Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,
Relationships	2013	2012
Commodity contracts	(7.6)	15.5
	$(7.6)	$15.5

	Gain (Loss) Reclassified from OCI into Income
	(Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2013	2012
Interest expense, net	$(1.7)	$(2.3)
Revenues	6.6	2.5
	$4.9	$0.2

Hedge ineffectiveness was immaterial for all periods presented.

Our consolidated earnings are also affected by the Partnership’s use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the “mark-to-market” method) rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. Gain (loss) recognized on derivatives not designated as hedging instruments was immaterial for all periods presented.

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2016:

	March 31, 2013	December 31, 2012
Commodity hedges, before tax	$1.1	$3.2
Commodity hedges, after tax	0.6	1.9
Interest rate swaps, before tax	(1.0)	(1.2)
Interest rate swaps, after tax	(0.6)	(0.7)

As of March 31, 2013, deferred net gains of $10.8 million on commodity hedges and deferred net losses of $5.7 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

See Note 13 for additional disclosures related to derivative instruments and hedging activities.

Note 13 — Fair Value Measurements

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

The following is additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

Fair Value of Derivative Financial Instruments

The Partnership’s derivative instruments consist of financially settled commodity swap and option contracts and fixed price commodity contracts with certain counterparties. The Partnership determines the fair value of its derivative contracts using a discounted cash flow model for swaps and a standard option pricing-model for options, based on inputs that are readily available in public markets. The Partnership has consistently applied these valuation techniques in all periods presented and we believe the Partnership has obtained the most accurate information available for the types of derivative contracts the Partnership holds.

The fair values of the Partnership’s derivative instruments, which aggregate to a net asset position of $8.2 million as of March 31, 2013, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount the Partnership expects to receive in the future on its derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $18.7 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $35.1 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

The contingent consideration obligation related to the Partnership’s Badlands acquisition is reported at fair value. Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. As such, long-term debt is primarily the other financial instrument for which our carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•
senior secured revolving credit facilities and the Partnership’s Securitization Facility are based on carrying value which approximates fair value as its interest rate is based on prevailing market rates;

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our consolidated balance sheet at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$21.4	$21.4	$-	$21.4	$-
Liabilities from commodity derivative contracts	13.2	13.2	-	12.2	1.0
Badlands contingent consideration liability	15.6	15.6	-	-	15.6
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	112.7	112.7
TRC Senior secured revolving credit facility	72.0	72.0	-	72.0	-
Partnership's Senior secured revolving credit facility	565.0	565.0	-	565.0	-
Partnership's Senior unsecured notes	1,774.0	1,949.8	-	1,949.8	-
Partnership's accounts receivable securitization facility	111.4	111.4	-	111.4	-

	December 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$34.3	$34.3	$-	$34.3	$-
Liabilities from commodity derivative contracts	12.1	12.1	-	11.5	0.6
Badlands contingent consideration liability	15.3	15.3	-	-	15.3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	76.3	76.3
TRC Senior secured revolving credit facility	82.0	82.0	-	82.0	-
Partnership's Senior secured revolving credit facility	620.0	620.0	-	620.0	-
Partnership's Senior unsecured notes	1,773.3	1,945.2	-	1,945.2	-

Additional Information Regarding Level 3 Fair Value Measurements

As of March 31, 2013, we reported certain of the Partnership’s natural gas basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of March 31, 2013, the Partnership had five natural gas basis swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of the Partnership’s Level 3 derivatives are the forward natural gas basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

As of March 31, 2013, the Partnership had a contingent consideration liability, which was included in the preliminary valuation of the Badlands acquisition (see Note 4). The preliminary fair value was determined by a probability-based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA. Consequently, as these probability-based inputs are not observable, the entire valuation of the contingent consideration is categorized in Level 3.

The following table sets forth a reconciliation of the changes in the fair value of our and the Partnership’s financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts	Contingent Liability
Balance, December 31, 2012	$0.6	$15.3
Loss included in Revenue	0.4	-
Loss included in Other expense	-	0.3
Balance, March 31, 2013	$1.0	$15.6

The losses for the period included in earnings are attributable to the change in unrealized losses of liabilities held at the reporting dates. There have been no transfers of assets or liabilities between the three levels of the fair value hierarchy during the three months ended March 31, 2013.

Note 14 — Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and/or regulatory proceedings and certain claims, suits and complaints arising in the ordinary course of business that have been filed or are pending against us. We believe all such matters are without merit or involve amounts, which, if resolved unfavorably, would not have a material effect on our financial position, results of operations, or cash flows.

Note 15 — Segment Information

The Partnership reports its operations in two divisions: (i) Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution. The financial results of its hedging activities are reported in Other.

The Partnership’s Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities. The Field Gathering and Processing segment's assets are located in North Texas and the Permian Basin of West Texas and New Mexico. With the Badlands acquisition on December 31, 2012, this segment's assets now includes the Badlands crude oil and natural gas gathering, terminaling and processing assets in North Dakota. Because the acquisition closed on December 31, 2012, Badlands had no operational impact for 2012. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The Partnership’s Logistics and Marketing division is also referred to as its Downstream Business. The Partnership’s Downstream Business includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, refined petroleum products and crude oil. It also includes certain natural gas supply and marketing activities in support of the Partnership’s other operations, as well as transporting natural gas and NGLs.

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for exported LPGs; and storing and terminaling refined petroleum products and crude oil. These assets are generally connected to, and supplied in part by, the Partnership’s Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana.

The Partnership’s Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing the Partnership’s own NGL production and purchasing NGL products in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; providing propane and services to LPG exporters; and (4) marketing natural gas available to the Partnership from its Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of the Partnership’s commodity hedging activities included in operating margin. Eliminations of inter-segment transactions are reflected in the corporate and eliminations column.

Segment information is shown in the following tables. We have segregated the following segment information between Partnership and non-Partnership activities. Partnership activities have been presented on a common control accounting basis, which reflects the drop-down transactions between us and the Partnership as if they occurred in prior periods similar to a pooling of interests. The non-Partnership results include activities related to certain assets and liabilities contractually excluded from the drop-down transactions and certain historical hedge activities that could not be reflected under GAAP in the Partnership common control results.

	Three Months Ended March 31, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$38.1	$69.6	$32.9	$1,136.5	$6.6	$-	$-	$1,283.7
Fees from midstream services	20.2	8.8	47.1	38.0	-	-	-	114.1
	58.3	78.4	80.0	1,174.5	6.6	-	-	1,397.8
Intersegment revenues
Sales of commodities	273.0	151.9	0.9	110.5	-	(536.3)	-	-
Fees from midstream services	0.9	-	36.6	6.4	-	(43.9)	-	-
	273.9	151.9	37.5	116.9	-	(580.2)	-	-
Revenues	$332.2	$230.3	$117.5	$1,291.4	$6.6	$(580.2)	$-	$1,397.8
Operating margin	$53.8	$23.5	$56.3	$34.0	$6.6	$-	$-	$174.2
Other financial information:
Total assets	$2,854.7	$416.3	$1,210.7	$436.9	$21.4	$134.2	$74.3	$5,148.5
Capital expenditures	$96.1	$6.5	$103.7	$-	$-	$0.6	$-	$206.9

	Three Months Ended March 31, 2012
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$45.4	$59.8	$45.7	$1,417.2	$1.4	$-	$0.3	$1,569.8
Fees from midstream services	10.9	3.7	38.7	22.7	-	-	-	76.0
	56.3	63.5	84.4	1,439.9	1.4	-	0.3	1,645.8
Intersegment revenues
Sales of commodities	317.4	220.0	-	132.0	-	(669.4)	-	-
Fees from midstream services	0.3	0.1	24.0	9.3	-	(33.7)	-	-
	317.7	220.1	24.0	141.3	-	(703.1)	-	-
Revenues	$374.0	$283.6	$108.4	$1,581.2	$1.4	$(703.1)	$0.3	$1,645.8
Operating margin	$73.0	$46.3	$43.0	$26.1	$1.4	$-	$0.2	$190.0
Other financial information:
Total assets	$1,661.1	$422.5	$823.0	$507.9	$49.5	$123.1	$111.3	$3,698.4
Capital expenditures	$26.2	$2.0	$60.1	$9.1	$-	$0.6	$0.3	$98.3

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2013	2012
Sales of commodities
Natural gas sales	$255.3	$202.9
NGL sales	963.5	1,290.2
Condensate sales	27.1	29.0
Petroleum products	31.3	45.5
Derivative activities	6.5	2.2
	1,283.7	1,569.8
Fees from midstream services
Fractionating and treating fees	29.7	26.9
Storage, terminaling, transportation and export fees	60.2	30.5
Gas gathering and processing fees	18.5	8.6
Other	5.7	10.0
	114.1	76.0
Total revenues	$1,397.8	$1,645.8

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended March 31,
	2013	2012
Reconciliation of operating margin to net income
Operating margin	$174.2	$190.0
Depreciation and amortization expense	(64.0)	(47.4)
General and administrative expense	(36.3)	(34.9)
Interest expense, net	(32.1)	(30.5)
Income tax expense	(9.4)	(10.1)
Other, net	1.4	2.1
Net income	$33.8	$69.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q.

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

We own general and limited partner interests, including Incentive Distribution Rights (“IDRs”), in Targa Resources Partners LP (the “Partnership”); a publicly traded Delaware limited partnership that is a leading provider of midstream natural gas and natural gas liquid services in the United States. Common units of the Partnership are listed on the NYSE under the symbol “NGLS.”

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

The Partnership files its own separate Quarterly Report. The results of operations included in our consolidated financial statements will differ from the results of operations of the Partnership primarily due to the financial effects of:

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

The Partnership’s Operations

The Partnership is a leading provider of midstream natural gas, NGLs, terminaling and crude oil gathering services in the United States. It is engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;

•	storing, fractionating, treating, transporting and selling NGLs and NGL products;

•	gathering, storing and terminaling crude oil; and

•	storing, terminaling and selling refined petroleum products.

The Partnership reports its operations in two divisions: (i) Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution. The financial results of its hedging activities are reported in Other.

The Partnership’s Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities. The Field Gathering and Processing segment's assets are located in North Texas and the Permian Basin of West Texas and New Mexico. With the Badlands acquisition on December 31, 2012, this segment's assets now includes the Badlands crude oil and natural gas gathering, terminaling and processing assets in North Dakota. Because the acquisition closed on December 31, 2012, Badlands had no operational impact for 2012. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The Partnership’s Logistics and Marketing division is also referred to as its Downstream Business. The Partnership’s Downstream Business includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, refined petroleum products and crude oil. It also includes certain natural gas supply and marketing activities in support of the Partnership’s other operations, as well as transporting natural gas and NGLs.

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for exported LPGs; and storing and terminaling refined petroleum products and crude oil. These assets are generally connected to, and supplied in part by, the Partnership’s Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana.

The Partnership’s Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing the Partnership’s own NGL production and purchasing NGL products in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; providing propane and services to LPG exporters; and (4) marketing natural gas available to the Partnership from its Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of the Partnership’s commodity hedging activities included in operating margin.

2013 Developments

On January 1, 2013, the Partnership assumed operational control of the Badlands assets and commenced integration activities. The Partnership anticipates rapid growth of volumes and build-out of the Badlands system throughout 2013 and 2014. As these assets are still in a start-up phase, the results of the Partnership’s Badlands operations were not material to the overall consolidated results of operations for the three months ended March 31, 2013. Badland operational results are included as part of the Partnership’s Field Gathering and Processing segment.

The Badlands acquisition is subject to a contingent payment of $50 million (the “contingent consideration”) if aggregate crude oil gathering volumes exceed certain stipulated monthly thresholds during the period from January 2013 through June 2014. If the threshold is not attained during the contingency period, no payment is owed. Accounting standards require that the contingent consideration be recorded at fair value at the date of acquisition and revalued at subsequent reporting dates during the contingency period. At December 31, 2012, the Partnership recorded a $15.3 million accrued liability representing the fair value of this contingent consideration, determined by a probability based model measuring the likelihood of meeting the thresholds.

Future changes in the fair value of this accrued liability are included in the Partnership’s earnings and reported as Other income (expense) in the Consolidated Statement of Operations. At March 31, 2013, the Partnership re-estimated the contingent consideration to be $15.6 million, an increase of $0.3 million attributable to accretion of the discount factor due to the passage of time. The current assessment of other valuation variables and factors has not changed since the acquisition date.

In January 2013, the Partnership entered into a Securitization Facility that provides up to $200 million of borrowing capacity at commercial paper rates plus a margin through January 2014. Under this Securitization Facility, one of the Partnership’s consolidated subsidiaries (TLMT) sells or contributes receivables, without recourse, to another of the Partnership’s consolidated subsidiaries (TRLLC), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us. Total funding under this Securitization Facility as of March 31, 2013 was $111.4 million.

During the three months ended March 31, 2013, the Partnership issued 2,668,298 common units and received gross proceeds of $107.4 million, pursuant to its 2012 and 2013 EDAs. We contributed $2.3 million to maintain our 2% general partner interest. Based upon market conditions and our capital needs, at the Partnership’s option, the Partnership can sell additional common units up to an aggregate amount of $192.6 million under these agreements.

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the “2013 Shelf”), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The 2013 Shelf expires in April 2016.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. The amendments require disclosures to present both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We currently present our derivative assets and liabilities gross on our statement of financial position. We have provided additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 12 in accordance with these new standards updates.

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

	Three Months Ended March 31,
	2013	2012
Targa Resources Corp. Distributable Cash Flow
Distributions declared by Targa Resources Partners LP associated with:
General Partner Interests	$1.9	$1.4
Incentive Distribution Rights	22.1	12.7
Common Units	9.0	8.1
Total distributions declared by Targa Resources Partners LP	33.0	22.2
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(2.2)	(2.0)
Interest expense, net	(0.7)	(1.1)
Current cash tax expense (1)	(7.5)	(6.9)
Taxes funded with cash on hand (2)	2.5	2.2
Distributable cash flow	$25.1	$14.4

(1)
Excludes $1.2 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop-down gains realized for tax purposes and paid in 2010 for the three months ended March 31, 2013 and 2012.

(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop-down transactions that were treated as sales for income tax purposes.

	Three Months Ended March 31,
	2013	2012
Reconciliation of net income attributable to Targa Resources Corp. to Distributable Cash Flow
Net income of Targa Resources Corp.	$33.8	$69.2
Less: Net income of Targa Resources Partners LP	(45.3)	(81.8)
Net loss for TRC Non-Partnership	(11.5)	(12.6)
TRC Non-Partnership income tax expense	8.5	9.1
Distributions from the Partnership	33.0	22.2
Non-cash loss (gain) on hedges	-	(0.3)
Depreciation - Non-Partnership	0.1	0.7
Current cash tax expense (1)	(7.5)	(6.9)
Taxes funded with cash on hand (2)	2.5	2.2
Distributable cash flow	$25.1	$14.4

(1)
Excludes $1.2 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop-down gains realized for tax purposes and paid in 2010 for the three months ended March 31, 2013 and 2012.

(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop-down transactions that were treated as sales for income tax purposes.

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

The Partnership’s profitability is also impacted by fee-based revenues. The Partnership’s growth strategy, based on expansion of existing facilities as well as third-party acquisitions of businesses and assets, is resulting in an increasing percentage of assets that generate fee-based revenues. Fixed fees for services such as fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities.

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

Throughput Volumes, Facility Efficiencies and Fuel Consumption

The Partnership’s profitability is impacted by its ability to add new sources of natural gas supply and crude oil to offset the natural decline of existing volumes from oil and natural gas wells that are connected to its gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing crude oil and natural gas supplies currently gathered by third-parties. Similarly, the Partnership’s profitability is impacted by its ability to add new sources of mixed NGL supply, typically connected by third-party transportation, to its Downstream Business’ fractionation facilities. The Partnership fractionates NGLs generated by its gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities. The Partnership’s recently acquired assets in the Bakken Shale should allow it to participate in the infrastructure build-out in return for fee-based revenue to gather crude oil or gather and process natural gas, from the wellhead to various takeaway options. There is a significant amount of uncommitted acreage in proximity to the Partnership’s system, which should provide further opportunities to enhance medium and long-term growth in the Bakken Shale.

In addition, the Partnership seeks to increase operating margin by limiting volume losses, reducing fuel consumption and by increasing efficiency. With its gathering systems’ extensive use of remote monitoring capabilities, the Partnership monitors the volumes received at the wellhead or central delivery points along its gathering systems, the volume of natural gas received at its processing plant inlets and the volumes of NGLs and residue natural gas recovered by its processing plants. The Partnership also monitors the volumes of NGLs received, stored, fractionated and delivered across its logistics assets. This information is tracked through its processing plants and Downstream Business facilities to determine customer settlements for sales and volume related fees for service and helps the Partnership increase efficiency and reduce fuel consumption.

As part of monitoring the efficiency of its operations, the Partnership measures the difference between the volume of natural gas received at the wellhead or central delivery points on its gathering systems and the volume received at the inlet of its processing plants as an indicator of fuel consumption and line loss. The Partnership also tracks the difference between the volume of natural gas received at the inlet of the processing plant and the NGLs and residue gas produced at the outlet of such plant to monitor the fuel consumption and recoveries of the facilities. Similar tracking is performed for its crude oil gathering and logistics assets. These volume, recovery and fuel consumption measurements are an important part of the Partnership’s operational efficiency analysis and safety programs.

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

Capital Expenditures

Capital projects associated with growth and maintenance projects are closely monitored. Return on investment is analyzed before a capital project is approved, spending is closely monitored throughout the development of the project, and the ensuing operational performance versus capital investment economic analysis is evaluated. The Partnership has seen a substantial increase in its total capital spent over the last three years and currently has significant internal growth projects that it closely monitors.

Gross Margin

The Partnership defines gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as the Partnership’s contract mix and hedging program. The Partnership defines Gathering and Processing gross margin as total operating revenues from (1) the sale of natural gas, condensate and NGLs (2) natural gas and crude oil gathering and service fee revenues and (3) settlement gains and losses on commodity hedges, less product purchases, which consist primarily of producer payments and other natural gas purchases. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees, NGL and natural gas sales, less cost of sales, which consists primarily of NGL and natural gas purchases, transportation costs and changes in inventory valuation.

Operating Margin

The Partnership defines operating margin as gross margin less operating expenses. Operating margin is an important performance measure of the core profitability of the Partnership’s operations.

Management reviews business segment gross margin and operating margin monthly as a core internal management process. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating the Partnership’s operating results. Gross margin and operating margin provide useful information to investors because they are used as supplemental financial measures by us and by external users of our financial statements, including investors and commercial banks, to assess:

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

Gross margin and operating margin are non-GAAP measures. The GAAP measure most directly comparable to gross margin and operating margin is net income. Gross margin and operating margin are not alternatives to GAAP net income and have important limitations as analytical tools. Investors should not consider gross margin and operating margin in isolation or as a substitute for analysis of the Partnership’s results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, the Partnership’s definition of gross margin and operating margin may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Management compensates for the limitations of gross margin and operating margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

Adjusted EBITDA

The Partnership defines Adjusted EBITDA as net income before: interest; income taxes; depreciation and amortization; gains or losses on debt repurchases and redemptions, early debt extinguishments and asset disposals; non-cash risk management activities related to derivative instruments; and changes in the fair value of the Badlands acquisition contingent consideration. Adjusted EBITDA is used as a supplemental financial measure by the Partnership and by external users of our financial statements such as investors, commercial banks and others.

The economic substance behind the Partnership’s use of Adjusted EBITDA is to measure the ability of its assets to generate cash sufficient to pay interest costs, support its indebtedness and make distributions to its investors.

Adjusted EBITDA is a non-GAAP financial measure. The GAAP measures most directly comparable to Adjusted EBITDA are net cash provided by operating activities and net income. Adjusted EBITDA should not be considered as an alternative to GAAP net cash provided by operating activities or GAAP net income. Adjusted EBITDA has important limitations as an analytical tool. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of the Partnership’s results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities and is defined differently by different companies in the Partnership’s industry, the Partnership’s definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into its decision-making processes.

Distributable Cash Flow

The Partnership defines distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash losses (gains) on mark-to-market derivative contracts, debt repurchases and redemptions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This measure includes any impact of noncontrolling interests.

Distributable cash flow is a significant performance metric used by the Partnership and by external users of the Partnership’s financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by the Partnership (prior to the establishment of any retained cash reserves by the board of directors of its general partner) to the cash distributions the Partnership expects to pay the Partnership’s unitholders. Using this metric, the Partnership’s management and external users of its financial statements can quickly compute the coverage ratio of estimated cash flows to cash distributions. Distributable cash flow is also an important financial measure for the Partnership’s unitholders since it serves as an indicator of the Partnership’s success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether the Partnership is generating cash flow at a level that can sustain or support an increase in the Partnership’s quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit’s yield (which in turn is based on the amount of cash distributions the entity pays to a unitholder).

Distributable cash flow is a non-GAAP financial measure. The GAAP measure most directly comparable to distributable cash flow is net income attributable to Targa Resources Partners LP. Distributable cash flow should not be considered as an alternative to GAAP net income attributable to Targa Resources Partners LP. It has important limitations as an analytical tool. Investors should not consider distributable cash flow in isolation or as a substitute for analysis of the Partnership’s results as reported under GAAP. Because distributable cash flow excludes some, but not all, items that affect net income and is defined differently by different companies in the Partnership’s industry, our definition of distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

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

Non-GAAP Financial Measures of the Partnership

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2013	2012

	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$260.3	$261.4
Operating expenses	(86.1)	(71.6)
Operating margin	174.2	189.8
Depreciation and amortization expenses	(63.9)	(46.7)
General and administrative expenses	(34.1)	(32.9)
Interest expense, net	(31.4)	(29.4)
Income tax expense	(0.9)	(1.0)
Gain on sale or disposal of assets	0.1	-
Other, net	1.3	2.0
Targa Resources Partners LP Net income	$45.3	$81.8

	Three Months Ended March 31,
	2013	2012

	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$171.7	$146.7
Net income attributable to noncontrolling interests	(6.4)	(11.7)
Interest expense, net (1)	27.4	24.8
Current income tax expense	0.5	0.6
Other (2)	(3.8)	(4.9)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(121.5)	(158.2)
Accounts payable and other liabilities	64.3	148.1
Targa Resources Partners LP Adjusted EBITDA	$132.2	$145.4

(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $4.0 million and $4.6 million for the three months ended March 31, 2013 and 2012.
(2)
Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation, gain on sale or disposal of assets, and changes in the contingent consideration associated with the Badlands acquisition.

	Three Months Ended March 31,
	2013	2012

	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$38.9	$70.1
Add:
Interest expense, net	31.4	29.4
Income tax expense	0.9	1.0
Depreciation and amortization expenses	63.9	46.7
Gain on sale or disposal of assets	(0.1)	-
Change in contingent consideration	0.3	-
Risk management activities	(0.2)	1.0
Noncontrolling interests adjustment (1)	(2.9)	(2.8)
Targa Resources Partners LP Adjusted EBITDA	$132.2	$145.4

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended March 31,
	2013	2012

	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$38.9	$70.1
Depreciation and amortization expenses	63.9	46.7
Deferred income tax expense	0.4	0.4
Amortization in interest expense	4.0	4.6
Gain on sale or disposal of assets	(0.1)	-
Risk management activities	(0.2)	1.0
Maintenance capital expenditures	(21.7)	(16.5)
Other (1)	0.3	(0.6)
Targa Resources Partners LP distributable cash flow	$85.5	$105.7

(1)
Includes reimbursements of certain environmental maintenance capital expenditures by us, the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses and changes in the fair value of the Badlands acquisition contingent consideration.

Financial Information – Partnership versus Non-Partnership

As a supplement to the financial statements included in this Quarterly Report, we present the following tables, which segregate our consolidated balance sheet, results of operations and statement of cash flows between Partnership and Non-Partnership activities. Partnership results are presented on a common control accounting basis – the same basis reported in the Partnership’s Quarterly Report on Form 10-Q. Except when otherwise noted, the remainder of this management’s discussion and analysis refers to these disaggregated results.

Balance Sheets – Partnership versus Non-Partnership

	March 31, 2013			December 31, 2012
	Targa Resources Corp. Consolidated	Targa Resources P artners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$112.7	$102.1	$10.6	$76.3	$68.0	$8.3
Trade receivables, net	427.6	427.7	(0.1)	514.9	514.9	-
Inventory	66.0	66.0	-	99.4	99.4	-
Assets from risk management activities	18.2	18.2	-	29.3	29.3	-
Other current assets (1)	6.7	2.4	4.3	13.4	3.3	10.1
Total current assets	631.2	616.4	14.8	733.3	714.9	18.4
Property, plant and equipment, at cost (1)	4,919.6	4,912.8	6.8	4,708.0	4,701.2	6.8
Accumulated depreciation	(1,227.2)	(1,225.1)	(2.1)	(1,170.0)	(1,168.0)	(2.0)
Property, plant and equipment, net	3,692.4	3,687.7	4.7	3,538.0	3,533.2	4.8
Other intangible assets, net	674.1	674.1	-	680.8	680.8	-
Long-term assets from risk management activities	3.2	3.2	-	5.1	5.1	-
Other long-term assets (2)	147.6	92.8	54.8	147.8	91.7	56.1
Total assets	$5,148.5	$5,074.2	$74.3	$5,105.0	$5,025.7	$79.3

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (3)	$621.1	$587.3	$33.8	$679.0	$639.8	$39.2
Affiliate payable (receivable) (4)	-	53.2	(53.2)	-	61.4	(61.4)
Deferred income taxes (5)	3.8	-	3.8	0.2	-	0.2
Liabilities from risk management activities	8.2	8.2	-	7.4	7.4	-
Total current liabilities	633.1	648.7	(15.6)	686.6	708.6	(22.0)
Long-term debt	2,522.4	2,450.4	72.0	2,475.3	2,393.3	82.0
Long-term liabilities from risk management activities	5.0	5.0	-	4.8	4.8	-
Deferred income taxes (5)	127.2	11.6	115.6	131.2	11.2	120.0
Other long-term liabilities (6)	57.6	49.1	8.5	53.7	47.7	6.0
Total liabilities	3,345.3	3,164.8	180.5	3,351.6	3,165.6	186.0
Total owners' equity	1,803.2	1,909.4	(106.2)	1,753.4	1,860.1	(106.7)
Total liabilities and owners' equity	$5,148.5	$5,074.2	$74.3	$5,105.0	$5,025.7	$79.3

The major Non-Partnership balance sheet items relate to:
(1)	Corporate assets consisting of cash, administrative property and equipment, and prepaid insurance, as applicable.
(2)	Long-term tax assets primarily related to gains on 2010 drop-down transactions recognized as sales of assets for tax purposes.
(3)	Accrued current employee liabilities related to payroll and incentive compensation plans and taxes payable.
(4)	Intercompany receivable with the Partnership related to the ongoing execution of the Omnibus Agreement.
(5)	Current and long-term deferred income tax balances.
(6)	Long-term liabilities related to incentive compensation plans and deferred rent related to the headquarters office lease.

Results of Operations – Partnership versus Non-Partnership

	Three Months Ended March 31,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

	(In millions)
Revenues (1)	$1,397.8	$1,397.8	$-	$1,645.8	$1,645.5	$0.3
Costs and Expenses:
Product purchases	1,137.5	1,137.5	-	1,384.2	1,384.1	0.1
Operating expenses	86.1	86.1	-	71.6	71.6	-
Depreciation and amortization (2)	64.0	63.9	0.1	47.4	46.7	0.7
General and administrative (3)	36.3	34.1	2.2	34.9	32.9	2.0
Income from operations	73.9	76.2	(2.3)	107.7	110.2	(2.5)
Other income (expense):
Interest expense, net - third party (4)	(32.1)	(31.4)	(0.7)	(30.5)	(29.4)	(1.1)
Equity earnings	1.6	1.6	-	2.1	2.1	-
Other income (expense)	(0.2)	(0.2)	-	-	(0.1)	0.1
Income (loss) before income taxes	43.2	46.2	(3.0)	79.3	82.8	(3.5)
Income tax expense	(9.4)	(0.9)	(8.5)	(10.1)	(1.0)	(9.1)
Net income (loss)	$33.8	$45.3	$(11.5)	$69.2	$81.8	$(12.6)
Less: Net income attributable to noncontrolling interests (5)	20.4	6.4	14.0	59.6	11.7	47.9
Net income (loss) after noncontrolling interests	$13.4	$38.9	$(25.5)	$9.6	$70.1	$(60.5)

The major Non-Partnership results of operations relate to:
(1)	Amortization of AOCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.
(2)	Depreciation on assets excluded from drop-down transactions and corporate administrative assets.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense and other gains and losses related to TRC debt obligations.
(5)	TRC noncontrolling interest in the Partnership.

Statements of Cash Flows – Partnership versus Non-Partnership

	Three Months Ended March 31,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-P artnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

Cash flows from operating activities	(In millions)
Net income (loss)	$33.8	$45.3	$(11.5)	$69.2	$81.8	$(12.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	4.1	4.0	0.1	4.8	4.6	0.2
Compensation on equity grants	3.8	1.7	2.1	4.5	1.0	3.5
Depreciation and amortization expense (1)	64.0	63.9	0.1	47.4	46.7	0.7
Accretion of asset retirement obligations	1.1	1.1	-	1.0	1.0	-
Deferred income tax expense (2)	0.2	0.4	(0.2)	1.4	0.4	1.0
Equity earnings, net of distributions	(1.6)	(1.6)	-	-	-	-
Risk management activities (3)	(0.2)	(0.2)	-	0.9	1.1	(0.2)
Loss (gain) on sale of assets	(0.1)	(0.1)	-	-	-	-
Changes in operating assets and liabilities (4)	68.9	57.2	11.7	9.6	10.1	(0.5)
Net cash provided by (used in) operating activities	174.0	171.7	2.3	138.8	146.7	(7.9)
Cash flows from investing activities
Outlays for property, plant and equipment (1)	(202.9)	(203.5)	0.6	(103.0)	(102.7)	(0.3)
Investment in unconsolidated affiliate	-	-	-	(6.2)	(6.2)	-
Return of capital from unconsolidated affiliate	-	-	-	0.3	0.3	-
Other	(4.6)	(4.6)	-	0.8	0.8	-
Net cash provided by (used in) investing activities	(207.5)	(208.1)	0.6	(108.1)	(107.8)	(0.3)
Cash flows from financing activities
Loan Facilities - Partnership:
Borrowings	325.0	325.0	-	545.0	545.0	-
Repayments	(380.0)	(380.0)	-	(643.0)	(643.0)	-
Accounts receivable securitization facility - Partnership
Borrowings	171.4	171.4	-	-	-	-
Repayments	(60.0)	(60.0)	-	-	-	-
Loan Facilities - Non-Partnership:
Borrowings (5)	5.0	-	5.0	-	-	-
Repayments (5)	(15.0)	-	(15.0)	-	-	-
Costs incurred in connection with financing arrangements (5)	(1.1)	(1.0)	(0.1)	(4.4)	(4.4)	-
Proceeds from sale of common units of the Partnership	105.3	107.6	(2.3)	115.2	168.4	(53.2)
Distributions to owners (6)	(61.7)	(92.5)	30.8	(54.3)	(74.7)	20.4
Dividends to common and common equivalent shareholders	(19.0)	-	(19.0)	(13.8)	-	(13.8)
Contributions (distributions) (7)	-	-	-	-	0.5	(0.5)
Net cash provided by (used in) financing activities	69.9	70.5	(0.6)	(55.3)	(8.2)	(47.1)
Net change in cash and cash equivalents	36.4	34.1	2.3	(24.6)	30.7	(55.3)
Cash and cash equivalents, beginning of period	76.3	68.0	8.3	145.8	55.6	90.2
Cash and cash equivalents, end of period	$112.7	$102.1	$10.6	$121.2	$86.3	$34.9

The major Non-Partnership cash flow items relate to:
(1)	Cash and non-cash activity related to corporate administrative assets.
(2)	Reflects the Partnership’s state margin tax, and TRC’s federal and state taxes.
(3)	Non-cash OCI hedge realizations related to predecessor operations.
(4)	See Balance Sheet – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities.
(5)	Cash activity related to TRC and TRI debt obligations.
(6)
TRP cash distributions, including distributions received by TRC from the Partnership for its general partner interest, limited partner interest, IDRs, and net cash distributions related to noncontrolling interests.

(7)	Contributions (distributions) to affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2013 and 2012 (in millions, except operating statistics and price amounts):

	2013	2012	2013 vs. 2012
Revenues	$1,397.8	$1,645.8	$(248.0)	(15%)
Product purchases	1,137.5	1,384.2	(246.7)	(18%)
Gross margin (1)	260.3	261.6	(1.3)	(0%)
Operating expenses	86.1	71.6	14.5	20%
Operating margin (2)	174.2	190.0	(15.8)	(8%)
Depreciation and amortization expenses	64.0	47.4	16.6	35%
General and administrative expenses	36.3	34.9	1.4	4%
Income from operations	73.9	107.7	(33.8)	(31%)
Interest expense, net	(32.1)	(30.5)	(1.6)	5%
Equity earnings	1.6	2.1	(0.5)	(24%)
Other	(0.2)	-	(0.2)	0%
Income tax expense	(9.4)	(10.1)	0.7	(7%)
Net income	33.8	69.2	(35.4)	(51%)
Less: Net income attributable to noncontrolling interests	20.4	59.6	(39.2)	(66%)
Net income (loss) available to common shareholders	$13.4	$9.6	$3.8	40%

Operating statistics:
Crude oil gathered, MBbl/d	31.5	-	31.5	-
Plant natural gas inlet, MMcf/d (3) (4)	2,079.1	2,232.7	(153.6)	(7%)
Gross NGL production, MBbl/d	133.3	132.3	1.0	1%
Export volumes, MBbl/d	44.8	25.7	19.1	74%
Natural gas sales, BBtu/d (4)	849.7	860.5	(10.8)	(1%)
NGL sales, MBbl/d	281.3	279.1	2.2	1%
Condensate sales, MBbl/d	3.4	3.1	0.3	10%

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues, including the impacts of hedging, decreased due to impact of lower realized prices on NGLs and condensate ($317.0 million), and lower natural gas and NGL volumes ($8.8 million), partially offset by the impact of higher realized prices on natural gas ($51.2 million), higher fee-based and other revenues ($24.8 million) and higher volumes of condensate ($1.8 million).

Consolidated gross margin was essentially flat, as the favorable margin effects of volumes expansions were mitigated by falling NGL and condensate prices. Operating expenses increased primarily due to the system expansions in the Field Gathering and Processing segment and higher maintenance costs. See “—Results of Operations – By Reportable Segment” for additional information regarding changes in the components of operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the acquisition of Badlands properties and intangible assets, system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased primarily due to compensation and benefits.

The increase in interest expense was the result of higher borrowings ($5.8 million) offset by higher capitalized interest ($4.3 million) as a result of increased spending on major capital projects.

The decrease in net income attributable to noncontrolling interests is primarily due to lower Partnership earnings and increased incentive distributions. After adjusting for the impact of the IDRs, the weighted average percentages of the net income allocable to noncontrolling interest decreased from 68.3% for the three months ended March 31, 2012 to 36.0% for the three months ended March 31, 2013. Additionally, net income attributable to noncontrolling interests was $5.3 million lower due to a weaker price environment at the Partnership’s Versado and VESCO joint ventures.

Results of Operations—By Reportable Segment

We have segregated the following segment operating margins between Partnership and TRC Non-Partnership activities. Partnership activities have been presented on a common control accounting basis, which reflects the dropdown transactions between Targa and the Partnership as if they occurred in prior periods. TRC Non-Partnership segment results include certain assets and liabilities contractually excluded from the dropdown transactions and certain historical hedge activities that could not be reflected as such under GAAP in the Partnership common control results. See “—Financial Information – Partnership Versus Non-Partnership.”

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	TRC Non- Partnership	Consolidated Operating Margin

	(In millions)
Three Months Ended March 31,
2013	$53.8	$23.5	$56.3	$34.0	$6.6	$-	$174.2
2012	73.0	46.3	43.0	26.1	1.4	0.2	190.0

Results of Operations of the Partnership – By Reportable Segment

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012

	($ in millions)
Gross margin	$91.5	$102.3	$(10.8)	(11%)
Operating expenses	37.7	29.3	8.4	29%
Operating margin	$53.8	$73.0	$(19.2)	(26%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	152.3	145.7	6.6	5%
SAOU	139.2	115.3	23.9	21%
North Texas System	260.8	224.5	36.3	16%
Versado	160.7	169.9	(9.2)	(5%)
Badlands	15.9	-	15.9	-
	728.9	655.4	73.5	11%
Gross NGL production, MBbl/d
Sand Hills	17.4	17.0	0.4	2%
SAOU	20.6	18.2	2.4	13%
North Texas System	29.0	24.9	4.1	16%
Versado	19.4	19.0	0.4	2%
Badlands	1.6	-	1.6	-
	88.0	79.1	8.9	11%
Crude oil gathered, MBbl/d	31.5	-	31.5	-
Natural gas sales, BBtu/d (3)	339.2	313.3	25.9	8%
NGL sales, MBbl/d	70.8	65.0	5.8	9%
Condensate sales, MBbl/d	2.9	2.9	-	0%
Average realized prices (4):
Natural gas, $/MMBtu	3.12	2.57	0.55	21%
NGL, $/gal	0.72	1.06	(0.34)	(32%)
Condensate, $/Bbl	85.66	99.23	(13.57)	(14%)

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The decrease in gross margin was primarily driven by lower NGL and condensate sales prices, partially offset by system volume increases and higher natural gas prices. The increase in plant inlet volumes were largely attributable to new well connects, which increased system volumes. Volumes at Sand Hills and Versado were impacted by operational issues.

The increase in operating expenses was primarily due to expanded operations and higher system maintenance and repair costs.

Coastal Gathering and Processing

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$34.0	$56.7	$(22.7)	(40%)
Operating expenses	10.5	10.4	0.1	1%
Operating margin	$23.5	$46.3	$(22.8)	(49%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU (4)	341.6	194.9	146.7	75%
Coastal Straddles	474.5	839.5	(365.0)	(43%)
VESCO	534.1	543.0	(8.9)	(2%)
	1,350.2	1,577.4	(227.2)	(14%)
Gross NGL production, MBbl/d
LOU	9.0	8.1	0.9	11%
Coastal Straddles	13.4	17.6	(4.2)	(24%)
VESCO	22.9	27.5	(4.6)	(17%)
	45.3	53.2	(7.9)	(15%)
Natural gas sales, BBtu/d (3)	275.1	282.0	(6.9)	(2%)
NGL sales, MBbl/d	41.4	47.3	(5.9)	(12%)
Condensate sales, MBbl/d	0.5	0.3	0.2	67%
Average realized prices:
Natural gas, $/MMBtu	3.45	2.62	0.83	32%
NGL, $/gal	0.84	1.16	(0.32)	(28%)
Condensate, $/Bbl	110.44	127.86	(17.42)	(14%)

(1)
Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the Big Lake processing plant acquired in July 2012.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The decrease in gross margin was primarily due to lower realized NGL and condensate sales prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes and the impact of the Yscloskey, Calumet and other third-party plant shutdowns in 2012, partially offset by the addition of the Big Lake plant. Lower natural gas sales volumes reflected decreased sales to other reportable segments for resale, partially offset by an increase in demand from industrial customers. VESCO’s NGL production was constrained by damage to one of the two third-party pipelines that provide NGL takeaway capacity.

Operating expenses were flat as higher system maintenance and repair costs at LOU and Lowry were offset by the impact of the Yscloskey and Calumet plant shutdowns.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012

	($ in millions)
Gross margin	$86.5	$64.4	$22.1	34%
Operating expenses	30.2	21.4	8.8	41%
Operating margin	$56.3	$43.0	$13.3	31%
Operating statistics (1):
Fractionation volumes, MBbl/d	258.0	293.7	(35.7)	(12%)
LSNG treating volumes, MBbl/d	25.7	19.1	6.6	35%
Benzene treating volumes, MBbl/d	20.9	17.0	3.9	23%

(1)
Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The increase in gross margin was primarily due to increased export and storage activity, higher fractionation and treating revenues, and increased petroleum logistics activities, partially offset by lower fractionation volumes. Export volumes, which benefit both the Logistics Assets and the Marketing and Distribution segments, averaged 44.8 MBbl/d for the three months ended March 31, 2013, nearly double 2012 volumes. Storage fees increased due to higher rates and new customers. Higher fractionation fees and contractual capacity reservation fees more than offset the impact of lower fractionation supply volumes that resulted from ethane rejection and pipeline operating issues at facilities not operated by the Partnership. Treating fees increased due to higher hydrotreating and de-pentanizer volumes. Terminaling gross margin improved as a result of increased crude oil throughput for the three months ended 2013 and the start up of the renewable fuels project at the Sound Terminal.

Operating expenses increased primarily due to higher fuel, labor and maintenance costs and lower system product gains.

Marketing and Distribution

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$44.8	$35.4	$9.4	27%
Operating expenses	10.8	9.3	1.5	16%
Operating margin	$34.0	$26.1	$7.9	30%
Operating statistics (1):
Natural gas sales, BBtu/d	882.1	1,023.5	(141.4)	(14%)
NGL sales, MBbl/d	283.6	282.7	0.9	0.3%
Average realized prices:
Natural gas, $/MMBtu	3.34	2.60	0.74	28%
NGL realized price, $/gal	0.92	1.21	(0.29)	(24%)

(1)
Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Despite flat NGL and lower natural gas sales volumes, gross margin increased due to higher LPG export activity, higher wholesale propane margins driven by colder weather, additional gasoline blending demand and increased truck and barge utilization.

Operating expenses increased primarily due to higher truck operating expense as a result of increased truck utilization, and increased distribution expense.

Other

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012

	(In millions)
Gross margin	$6.6	$1.4	$5.2
Operating margin	$6.6	$1.4	$5.2

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

The following table provides a breakdown of the Partnership’s hedge revenue by product:

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012

	(In millions)
Natural gas	$3.3	$8.6	$(5.3)
NGL	3.5	(5.5)	9.0
Crude oil	(0.2)	(1.7)	1.5
	$6.6	$1.4	$5.2

Because we are essentially forward selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices.

Our Liquidity and Capital Resources

We have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Item 1A. Risk Factors.” As of April 30, 2013, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all of the outstanding IDRs; and

•	12,945,659 of the 102,777,067 outstanding common units of the Partnership, representing a 12.6% limited partnership interest.

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

As of April 25, 2013, our liquidity consisted of the following:

April 25, 2013

(In millions)
Cash on hand	$22.5
Total availability under TRC's credit facility	150.0
Less: Outstanding borrowings under TRC's credit facility	(89.0)
Less: Outstanding letters of credit outstanding under TRC's credit facility	-
Total liquidity	$83.5

We have sufficient liquidity to satisfy over the next 12 years the $68.1 million tax liability we incurred as a result of our sales of assets to the Partnership.

Subsequent Event

On April 16, 2013, the Partnership announced that the board of directors of its general partner declared a quarterly distribution for the three months ended March 31, 2013 of $0.6975 per common unit, or an annual rate of $2.79 per common unit. This distribution will be paid on May 15, 2013. Based on these current distribution rates, we will receive approximate distributions in future quarters and years of:

•	$9.0 million or $36.0 million annually based on our common unit ownership in the Partnership;

•	$22.1 million or $88.2 million annually based on our IDRs; and

•	$1.9 million or $7.6 million annually based on our 2% general partner interests.

We intend to pay to our stockholders, on a quarterly basis, dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes, capital contributions to the Partnership and reserves established by our board of directors.

The following table details the dividends declared and/or paid by us during the three months ended March 31, 2013:

Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2013	May 16, 2013	$21.0	$20.6	$0.4	$0.49500
December 31, 2012	February 15, 2013	19.4	19.0	0.4	0.45750

(1)	Represents accrued dividends on the restricted shares that are payable upon vesting.

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

The Partnership’s main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under the TRP Revolver, borrowings under the Securitization Facility, the issuance of additional common units and access to debt markets. The capital markets continue to experience volatility. The Partnership’s exposure to current credit conditions includes its credit facility, cash investments and counterparty performance risks. The Partnership continually monitors its liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders to the TRP Revolver.

As of April 25, 2013, the Partnership’s liquidity consisted of the following:

April 25, 2013

(In millions)
Cash on hand	$25.0
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	147.7
1,372.7
Less: Outstanding borrowings under the TRP Revolver	(525.0)
Outstanding borrowings under the Securitization Facility	(147.7)
Outstanding letters of credit under the TRP Revolver	(50.7)
Total liquidity	$649.3

The Partnership may issue additional equity or debt securities to assist it in meeting future liquidity and capital spending requirements.

In 2012, the Partnership filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $300 million of debt or equity securities, the 2012 Shelf. The 2012 Shelf expires in August 2015. In August 2012, the Partnership entered into the 2012 EDA, pursuant to which the Partnership may sell, at its option, up to an aggregate of $100 million of its common units through Citigroup, as its sales agent, under the 2012 Shelf. In March 2013, the Partnership entered into the 2013 EDA, pursuant to which the Partnership may sell, at its option, up to an aggregate of $200 million of its common units through Citigroup, Deutsche Bank Securities Inc., Raymond James & Associates, Inc. and UBS Securities LLC, as its sales agents, under the 2012 Shelf.

During the three months ended March 31, 2013, the Partnership issued 2,668,298 common units and received gross proceeds of $107.4 million, pursuant to its 2012 and 2013 EDAs. We contributed $2.3 million to maintain our 2% general partner interest. Based upon market conditions and our capital needs, at the Partnership’s option, the Partnership can sell additional common units up to an aggregate amount of $192.6 million under these agreements.

In January 2013, the Partnership entered into a Securitization Facility that provides up to $200 million of borrowing capacity at commercial paper rates plus a margin through January 2014. Under this Securitization Facility, one of the Partnership’s consolidated subsidiaries (TLMT) sells or contributes receivables, without recourse, to another of the Partnership’s consolidated subsidiaries (TRLLC), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables, to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us.

In April 2013, the Partnership filed with the SEC a universal shelf registration statement, the 2013 Shelf, which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The 2013 Shelf expires in April 2016.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of the Partnership’s cash flows, the Partnership has entered into derivative instruments to hedge the commodity price associated with a portion of its expected natural gas equity volumes through 2016 and our NGL and condensate equity volumes through 2014. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.” The current market conditions may also impact the Partnership’s ability to enter into future commodity derivative contracts.

The Partnership’s risk management position has moved from a net asset position of $22.2 million at December 31, 2012 to a net asset position of $8.2 million at March 31, 2013. Aggregate forward prices for commodities are below the fixed prices the Partnership currently expects to receive on those derivative contracts, creating this net asset position. Consequently, the Partnership’s expected future receipts on derivative contracts are greater than its expected future payments. The Partnership accounts for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

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

For the three months ended March 31, 2013, the Partnership’s working capital decreased $38.6 million, primarily due a decrease in net commodity receivables of $46.2 million, a decrease of inventory of $33.4 million related to seasonal draw-downs of propane inventory and lower inventory pricing, and a decrease in the net current risk management position of $11.9 million, partially offset by a $34.1 million increase in cash, $10.6 million increase in other current assets  and a $8.2 million decrease in affiliate payable.

Based on the Partnership’s anticipated levels of operations and absent any disruptive events, we believe that the Partnership’s internally generated cash flow, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from equity offerings and debt offerings should provide sufficient resources to finance its operations, capital expenditures, long-term debt obligations, collateral requirements and minimum quarterly cash distributions for at least the next twelve months.

A significant portion of the Partnership’s capital resources may be utilized in the form of letters of credit to satisfy certain counterparty credit requirements. While the Partnership’s credit ratings have improved over time, these letters of credit reflect its non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, and counterparties’ views of the Partnership’s financial condition and ability to satisfy its performance obligations, as well as commodity prices and other factors. As of March 31, 2013, the Partnership had $53.2 million in letters of credit outstanding.

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities for the periods indicated. See “Statement of Cash Flows – Partnership versus Non-Partnership” for a detailed presentation of cash flow activity:

Three Months Ended March 31, 2013	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
Net cash provided by (used in):	(In millions)
Operating activities	$174.0	$171.7	$2.3
Investing activities	(207.5)	(208.1)	0.6
Financing activities	69.9	70.5	(0.6)
Three Months Ended March 31, 2012
Net cash provided by (used in):
Operating activities	$138.8	$146.7	$(7.9)
Investing activities	(108.1)	(107.8)	(0.3)
Financing activities	(55.3)	(8.2)	(47.1)

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

The following table displays the Partnership’s operating cash flows using the direct method as a supplement to the presentation in the Partnership’s financial statements:

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012
	(In millions)
Cash received from customers	$1,474.7	$1,763.4	$(288.7)
Cash received from (paid to) derivative counterparties	6.4	2.7	3.7
Cash outlays for:
Product purchases	(1,150.4)	(1,475.6)	325.2
Operating expenses	(88.4)	(71.6)	(16.8)
General and administrative expenses	(38.8)	(41.8)	3.0
Cash distributions from equity investment	-	2.0	(2.0)
Interest paid, net of amounts capitalized (1)	(31.4)	(32.4)	1.0
Income taxes paid	-	0.1	(0.1)
Other cash receipts (payments)	(0.4)	(0.1)	(0.3)
Net cash provided by operating activities	$171.7	$146.7	$25.0

(1)	Net of capitalized interest paid of $6.1 million and $1.8 million included in investing activities for the three months ended March 31, 2013 and 2012.

Lower commodity liquid prices, partially offset by higher natural gas prices, were the primary factors in the changes in cash from customers, cash from derivative contracts, and cash paid for purchases. For the three months ended March 31,  2013 and 2012, the Partnership’s derivative settlements were a net cash inflow. Cash received related to derivative counterparties reflects lower aggregate commodity prices compared to the higher aggregate fixed prices the Partnership received on those derivative contracts.

Cash Flow from Operating Activities - Non-Partnership

The operating activities of TRC – Non-Partnership are primarily related to interest, taxes and retained general and administrative expenses.

Cash Flow from Investing Activities - Partnership

The increase in net cash used in investing activities was primarily due to an increase in current capital expansion projects of $103.7 million, increased maintenance capital expenditures of $5.2 million, and an increase in other of $5.4 million primarily related to materials and supply inventory purchases for Badlands, partially offset by a change in accruals of $8.1 million.

Cash Flow from Financing Activities - Partnership

The increase in net cash provided by financing activities was primarily due to an increase in long-term debt net borrowings of $154.4 million, partially offset by a decrease in proceeds from the issuance of common units of $60.8 million and an increase in distributions to owners of $17.8 million.

Our primary financing activities that occurred during the three months ended March 31, 2013 were:

•	net proceeds from the sale of common units under the 2012 and 2013 EDAs of $105.3 million;
•	related general partner contributions to maintain 2% general partner ownership of $2.3 million; and
•	net proceeds from the Securitization Facility of $111.4 million.

Cash Flow Financing Activities - Non-Partnership

The decrease in net cash used in financing activities was primarily due to a decrease in the amount paid for the purchase of Partnership units of $50.9 million and an increase in distributions received of $10.4 million, partially offset by an increase in payments on the TRC Revolver of $10.0 million and an increase in dividends paid of $5.2 million.

Distributions from the Partnership and Dividends of TRC

The following table details the distributions declared and/or paid by the Partnership for the three months ended March 31, 2013 and December 31, 2012, with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our shareholders for the same periods:

			Cash Distributions				Dividend	Total
		Cash				Distributions	Declared	Dividend
		Distribution	Limited	General		to Targa	Per TRC	Declared to
For the Three	Date Paid	Per Limited	Partner	Partner		Resources	Common	Common
Months Ended	or to be Paid	Partner Unit	Units	Interest	IDRs	Corp. (1)	Share	Shareholders
(In millions, except per unit amounts)
March 31, 2013	May 15, 2013	$0.6975	$9.0	$1.9	$22.1	$33.0	$0.49500	$21.0
December 31, 2012	February 14, 2013	0.6800	8.8	1.8	20.1	30.7	0.45750	19.4

(1)	Distributions to us comprise amounts attributable to our (i) limited partner units, (ii) general partner units, and (iii) IDRs.

Capital Requirements

Our capital requirements relate to capital expenditures, which are classified as expansion expenditures, maintenance expenditures or business acquisitions. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets. Maintenance capital expenditures are those expenditures that are necessary to maintain the gas supply and service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing its useful life, and expenditures to remain in compliance with environmental laws and regulations.

	Three Months Ended March 31,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Capital expenditures:
Expansion (1)	$185.2	$185.2	$-	$81.6	$81.5	$0.1
Maintenance	21.7	21.7	-	16.7	16.5	0.2
Gross additions to property, plant and equipment	206.9	206.9	-	98.3	98.0	0.3
Change in capital project payables and accruals	(4.0)	(3.4)	(0.6)	4.7	4.7	-
Cash outlays for capital projects	$202.9	$203.5	$(0.6)	$103.0	$102.7	$0.3

(1)
Excludes the Partnership’s investment in Gulf Coast Fractionators, which is accounted for as an equity investment. Cash calls for expansion are reflected in Investment in unconsolidated affiliate in cash flows from investing activities on our Consolidated Statements of Cash Flows in our Consolidated Financial Statements

The Partnership estimates that its total growth capital expenditures for 2013 will be approximately $1.0 billion on a gross basis, and maintenance capital expenditures net to the Partnership’s interest will be approximately $75 million. Given the Partnership’s objective of growth through acquisitions, expansions of existing assets and other internal growth projects, the Partnership anticipates that over time they will invest significant amounts of capital to grow and acquire assets. The Partnership’s future expansion capital expenditures may vary significantly based on investment opportunities. The Partnership expects to fund future capital expenditures with funds generated from its operations, borrowings under the TRP Revolver and proceeds from issuances of additional common units and debt offerings.

Critical Accounting Policies and Estimates

The Partnership and our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. During the three months ended March 31, 2013, the Partnership established policies related to the amortization and useful lives of the intangible assets related to the Badlands acquisition.

Intangible assets arose from producer dedications under long-term contracts and customer relationships associated with business acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisitions based on the present value of estimated future cash flows. Amortization expense attributable to these assets is recorded in a manner that closely resembles the expected pattern in which the Partnership benefits from services provided to customers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For an in-depth discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Our exposure to market risk is largely derivative of the Partnership’s exposure to market risk. The Partnership’s principal market risks are its exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by its customers. Neither the Partnership nor we use risk sensitive instruments for trading purposes.

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

The primary purpose of the commodity risk management activities is to manage the exposure to commodity price risk and reduce volatility in the Partnership’s operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of the Partnership’s cash flows, as of March 31, 2013, the Partnership has hedged the commodity prices associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations, as well as in the LOU portion of the Coastal Gathering and Processing Operations, that results from percent of proceeds processing arrangements. The Partnership hedges a higher percentage of its expected equity volumes in the current year compared to future years, in which it hedges incrementally lower percentages of expected equity volumes. With swaps, the Partnership typically receives an agreed fixed price for a specified notional quantity of natural gas or NGLs and it pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than its actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership may buy calls in connection with swap positions to create a price floor with upside. The Partnership intends to continue to manage its exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

The Partnership has tailored its hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of its physical equity volumes. The NGL hedges cover specific NGL products based upon the expected equity NGL composition. The Partnership believes this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The natural gas and NGL hedges’ fair values are based on published index prices for delivery at various locations, which closely approximate the actual natural gas and NGL delivery points. A portion of the Partnership’s condensate sales are hedged using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

These commodity price-hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. The Partnership’s payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing its senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act, and as long as this first priority lien is in effect, the Partnership expects to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to the Partnership’s credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in the Partnership’s creditworthiness. A purchased put (or floor) transaction does not expose the Partnership’s counterparties to credit risk, as the Partnership has no obligation to make future payments beyond the premium paid to enter into the transaction, however, the Partnership is exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. During the three months ended March 31, 2013 and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $6.6 million and $2.1 million. The net hedge adjustments that impact our consolidated revenues (but do not affect the Partnership’s revenues) include amortization of OCI related to hedges terminated and re-assigned upon the Partnership’s acquisition of Versado in 2010, as well as OCI related to terminations of commodity derivatives in July 2008.

As of March 31, 2013, the Partnership had the following derivative instruments, which will settle during the years ending below:

Natural Gas
Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2013	2014	2015	2016	Fair Value
							(in millions)
Swap	IF-WAHA	4.55	13,289	-	-	-	$1.9
Swap	IF-WAHA	3.73	-	10,880	-	-	(1.6)
Swap	IF-WAHA	3.95	-	-	5,236	-	(0.5)
Swap	IF-WAHA	4.27	-	-	-	2,236	-
Total Swaps			13,289	10,880	5,236	2,236
Swap	IF-PB	4.60	11,681	-	-	-	1.9
Swap	IF-PB	3.68	-	8,966	-	-	(1.3)
Swap	IF-PB	3.93	-	-	4,276	-	(0.4)
Swap	IF-PB	4.25	-	-	-	1,808	-
Total Swaps			11,681	8,966	4,276	1,808
Swap	IF-NGPL MC	4.14	6,138	-	-	-	0.2
Swap	IF-NGPL MC	3.52	-	5,654	-	-	(1.1)
Swap	IF-NGPL MC	3.76	-	-	2,489	-	(0.3)
Swap	IF-NGPL MC	4.16	-	-	-	956	-
Total Swaps			6,138	5,654	2,489	956
Total			31,108	25,500	12,001	5,000
							$(1.2)

NGL
Instrument		Price	Gal/d
Type	Index	$/Gal	2013	2014	Fair Value
					(in millions)
Swap	OPIS-MB	1.05	5,650	-	$9.1
Swap	OPIS-MB	1.21	-	1,000	3.7
Total			5,650	1,000
					$12.8

Condensate
Instrument		Price	Bbl/d
Type	Index	$/Bbl	2013	2014	Fair Value
					(in millions)
Swap	NY-WTI	93.27	1,962	-	$(1.9)
Swap	NY-WTI	89.80	-	1,450	(1.5)
Total			1,962	1,450
					$(3.4)

These contracts may expose the Partnership to the risk of financial loss in certain circumstances. Generally, the Partnership’s hedging arrangements provide protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which they have been hedged, the Partnership will receive less revenue on the hedged volumes than it would receive in the absence of hedges (other than with respect to purchased calls).

The Partnership accounts for the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership values its derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which the Partnership is unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 13 to the “Consolidated Financial Statements” in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver. The Partnership is exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under its TRP Revolver and its Securitization Facility. As of March 31, 2013, neither the Partnership nor we have any interest rate hedges. However, the Partnership or we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and its Securitization Facility will also increase. As of March 31, 2013, the Partnership had $676.4 million in variable rate borrowings under its TRP Revolver and its Securitization Facility and we had variable rate borrowings of $72.0 million under our TRC Revolver. A hypothetical change of 100 basis points in the interest rate of variable rate debt would impact the Partnership’s annual interest expense by $6.8 million and the TRC Non-Partnership annual interest expense by $0.7 million.

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

As of March 31, 2013, affiliates of Wells Fargo Bank N.A. (“Wells Fargo”), Bank of America Merrill Lynch (“BAML”), Barclays PLC (“Barclays”), Natixis Securities Americas LLC (“Natixis”) and Credit Suisse Group AG (“Credit Suisse”) accounted for 34%, 18%, 15%, 11% and 10% of the Partnership’s counterparty credit exposure related to commodity derivative instruments. Wells Fargo, BAML, Barclays, Natixis and Credit Suisse are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

The Partnership has an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of the Partnership’s third-party accounts receivable, annual operating income would decrease by $4.4 million in the year of the assessment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Indemnification Agreement by and between Targa Resources Corp. and Laura C. Fulton, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 1, 2013 (File No. 001-34991)).

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

Targa Resources Corp.
(Registrant)

Date: May 3, 2013	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)