Form 10-Q
period 2013-06-30
Targa Resources Corp.
filed 2013-08-02
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, there were 42,331,487 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II-Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	the Partnership’s and our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in the Partnership’s transactions;

•	the Partnership’s success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for the Partnership’s services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	the Partnership’s ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around the Partnership’s assets, its success in connecting natural gas supplies to its gathering and processing systems, oil supplies to its gathering systems and NGL supplies to its logistics and marketing facilities and the Partnership’s success in connecting its facilities to transportation and markets;

•	the Partnership’s and our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II - Other Information, Item 1A. Risk Factors.” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$82.9	$76.3
Trade receivables, net of allowances of $0.9 million and $0.9 million	435.8	514.9
Inventories	138.3	99.4
Assets from risk management activities	23.2	29.3
Other current assets	17.7	13.4
Total current assets	697.9	733.3
Property, plant and equipment	5,166.8	4,708.0
Accumulated depreciation	(1,283.4)	(1,170.0)
Property, plant and equipment, net	3,883.4	3,538.0
Other intangible assets, net	667.1	680.8
Long-term assets from risk management activities	5.6	5.1
Investment in unconsolidated affiliate	57.6	53.1
Other long-term assets	95.5	94.7
Total assets	$5,407.1	$5,105.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$597.4	$679.0
Deferred income taxes	7.4	0.2
Liabilities from risk management activities	3.8	7.4
Total current liabilities	608.6	686.6
Long-term debt	2,728.0	2,475.3
Long-term liabilities from risk management activities	1.8	4.8
Deferred income taxes	125.0	131.2
Other long-term liabilities	62.4	53.7

Commitments and contingencies (see Note 14)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized, 42,529,218 shares issued and 42,331,487 shares outstanding as of June 30, 2013, and 42,492,233 shares issued and 42,294,502 shares outstanding as of December 31, 2012)	-	-
Preferred stock ($0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012)	-	-
Additional paid-in capital	131.6	184.4
Accumulated deficit	(3.7)	(32.0)
Accumulated other comprehensive income	1.7	1.2
Treasury stock, at cost (197,731 shares as of June 30, 2013 and as of December 31, 2012)	(9.5)	(9.5)
Total Targa Resources Corp. stockholders' equity	120.1	144.1
Noncontrolling interests in subsidiaries	1,761.2	1,609.3
Total owners' equity	1,881.3	1,753.4
Total liabilities and owners' equity	$5,407.1	$5,105.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In millions, except per share amounts)

Revenues	$1,441.6	$1,319.1	$2,839.4	$2,964.9
Costs and expenses:
Product purchases	1,176.4	1,074.6	2,313.9	2,458.8
Operating expenses	96.1	77.3	182.2	148.9
Depreciation and amortization expenses	65.7	48.3	129.7	95.7
General and administrative expenses	38.4	35.7	74.6	70.8
Other operating (income) expense	4.1	-	4.2	(0.1)
Income from operations	60.9	83.2	134.8	190.8
Other income (expense):
Interest expense, net	(32.4)	(30.5)	(64.5)	(61.0)
Equity earnings (loss)	2.9	(0.2)	4.5	1.9
Loss on debt redemption	(7.4)	-	(7.4)	-
Other	6.5	(0.4)	6.3	(0.3)
Income before income taxes	30.5	52.1	73.7	131.4
Income tax expense:
Current	(7.6)	(7.4)	(16.8)	(16.1)
Deferred	(0.4)	(1.2)	(0.7)	(2.7)
	(8.0)	(8.6)	(17.5)	(18.8)
Net income	22.5	43.5	56.2	112.6
Less: Net income attributable to noncontrolling interests	7.5	34.9	27.9	94.4
Net income available to common shareholders	$15.0	$8.6	$28.3	$18.2

Net income available per common share - basic	$0.36	$0.21	$0.68	$0.44
Net income available per common share - diluted	$0.36	$0.21	$0.67	$0.44
Weighted average shares outstanding - basic	41.6	41.0	41.6	41.0
Weighted average shares outstanding - diluted	42.1	41.9	42.0	41.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2013			2012
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$15.0			$8.6
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$3.0	$(1.1)	1.9	$12.7	$(5.2)	7.5
Settlements reclassified to revenues	(0.8)	0.3	(0.5)	(2.9)	1.2	(1.7)
Interest rate swaps:
Settlements reclassified to interest expense, net	0.3	(0.1)	0.2	0.3	(0.1)	0.2
Other comprehensive income (loss) attributable to Targa Resources Corp.	$2.5	$(0.9)	1.6	$10.1	$(4.1)	6.0
Comprehensive income attributable to Targa Resources Corp.			$16.6			$14.6

Net income attributable to noncontrolling interests			$7.5			$34.9
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$18.2	$-	18.2	$65.0	$(0.4)	64.6
Settlements reclassified to revenues	(5.1)	-	(5.1)	(10.9)	0.1	(10.8)
Interest rate swaps:
Settlements reclassified to interest expense, net	1.3	-	1.3	1.6	-	1.6
Other comprehensive income (loss) attributable to noncontrolling interests	$14.4	$-	14.4	$55.7	$(0.3)	55.4
Comprehensive income attributable to noncontrolling interests			$21.9			$90.3

Total comprehensive income			$38.5			$104.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Six Months Ended June 30,
	2013			2012
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$28.3			$18.2
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$1.9	$(0.7)	1.2	$15.3	$(6.1)	9.2
Settlements reclassified to revenues	(1.7)	0.7	(1.0)	(3.5)	1.4	(2.1)
Interest rate swaps:
Settlements reclassified to interest expense, net	0.5	(0.2)	0.3	0.5	(0.3)	0.2
Other comprehensive income (loss) attributable to Targa Resources Corp.	$0.7	$(0.2)	0.5	$12.3	$(5.0)	7.3
Comprehensive income attributable to Targa Resources Corp.			$28.8			$25.5

Net income attributable to noncontrolling interests			$27.9			$94.4
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$11.8	$-	11.8	$77.7	$(0.5)	77.2
Settlements reclassified to revenues	(10.8)	-	(10.8)	(12.2)	0.1	(12.1)
Interest rate swaps:
Settlements reclassified to interest expense, net	2.8	-	2.8	3.6	-	3.6
Other comprehensive income (loss) attributable to noncontrolling interests	$3.8	$-	3.8	$69.1	$(0.4)	68.7
Comprehensive income attributable to noncontrolling interests			$31.7			$163.1

Total comprehensive income			$60.5			$188.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Interests	Total
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2012	42,295	$-	$184.4	$(32.0)	$1.2	198	$(9.5)	$1,609.3	$1,753.4
Compensation on equity grants	36	-	3.8	-	-	-	-	3.0	6.8
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(0.7)	(0.7)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	260.3	260.3
Receivables from unit offerings	-	-	(32.8)	-	-	-	-	-	(32.8)
Impact of Partnership equity transactions	-	-	16.5	-	-	-	-	(16.5)	-
Dividends	-	-	(40.3)	-	-	-	-	-	(40.3)
Distributions to owners	-	-	-	-	-	-	-	(125.9)	(125.9)
Other comprehensive income (loss)	-	-	-	-	0.5	-	-	3.8	4.3
Net income	-	-	-	28.3	-	-	-	27.9	56.2
Balance, June 30, 2013	42,331	$-	$131.6	$(3.7)	$1.7	198	$(9.5)	$1,761.2	$1,881.3

Balance, December 31, 2011	42,398	$-	$229.5	$(70.1)	$(1.3)	-	$-	$1,172.6	$1,330.7
Compensation on equity grants	42	-	7.1	-	-	-	-	1.7	8.8
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	115.2	115.2
Impact of Partnership equity transactions	-	-	(18.8)	-	-	-	-	18.8	-
Dividends	-	-	(29.8)	-	-	-	-	(0.1)	(29.9)
Distributions to owners	-	-	(1.2)	-	-	-	-	(103.9)	(105.1)
Other comprehensive income (loss)	-	-	-	-	7.3	-	-	68.7	76.0
Net income	-	-	-	18.2	-	-	-	94.4	112.6
Balance, June 30, 2012	42,440	$-	$186.8	$(51.9)	$6.0	-	$-	$1,367.4	$1,508.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities	(In millions)
Net income	$56.2	$112.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	8.1	9.5
Compensation on equity grants	6.8	8.8
Depreciation and amortization expense	129.7	95.7
Accretion of asset retirement obligations	2.0	2.0
Deferred income tax expense	0.7	2.7
Equity earnings, net of distributions	(4.5)	-
Risk management activities	-	1.1
Loss (gain) on sale or disposition of assets	3.8	(0.1)
Loss on debt redemption	7.4	-
Changes in operating assets and liabilities:
Receivables and other assets	77.6	204.0
Inventory	(49.7)	(0.3)
Accounts payable and other liabilities	(75.4)	(232.0)
Net cash provided by operating activities	162.7	204.0
Cash flows from investing activities
Outlays for property, plant and equipment	(444.5)	(238.7)
Investment in unconsolidated affiliate	-	(13.7)
Return of capital from unconsolidated affiliate	-	0.4
Other, net	(10.5)	0.9
Net cash used in investing activities	(455.0)	(251.1)
Cash flows from financing activities
Partnership loan facilities:
Proceeds	1,305.0	725.0
Repayments	(1,181.4)	(683.0)
Partnership accounts receivable securitization facility:
Proceeds	207.7	-
Repayments	(82.4)	-
Non-Partnership loan facilities:
Proceeds	30.0	-
Repayments	(34.0)	-
Costs incurred in connection with financing arrangements	(11.7)	(4.5)
Distributions to owners	(125.9)	(105.1)
Proceeds from sale of common units of the Partnership	231.2	115.2
Dividends to common shareholders	(39.6)	(28.8)
Net cash provided by financing activities	298.9	18.8
Net change in cash and cash equivalents	6.6	(28.3)
Cash and cash equivalents, beginning of period	76.3	145.8
Cash and cash equivalents, end of period	$82.9	$117.5

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2013 and 2012 include all adjustments, which we believe are necessary, for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

As of June 30, 2013, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all Incentive Distribution Rights (“IDRs”); and

•	12,945,659 common units of the Partnership, representing a 12.2% limited partnership interest.

The Partnership is engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products. See Note 16 for an analysis of our and the Partnership’s operations by segment.

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Significant updates or revisions to these policies during the six months ended June 30, 2013 are shown below.

Accounts Receivable Securitization Facility

Proceeds from the sales of certain receivables under our Accounts Receivable Securitization Facility (the “Securitization Facility”) are treated as collateralized borrowings in our financial statements. Such borrowings are reflected as long-term debt on our balance sheets to the extent that the Partnership has the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our statements of cash flows.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. The amendments require disclosures to present both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We currently present the Partnership’s derivative assets and liabilities on a gross basis on our statement of financial position. We have provided additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 12 in accordance with these new standards updates.

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

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. At June 30, 2013, we re-estimated the contingent consideration to be $9.1 million, a decrease of $6.2 million from the December 31, 2012 valuation. The change in the contingent liability reflects management’s updated assessment, with only one-year remaining on the contingency period, of the likelihood of meeting the stipulated volumetric thresholds, net of accretion of the discount factor due to the passage of time.

Our Annual Report on Form 10-K included the pro-forma schedule information for the year ended 2012. The following table presents updated 2012 pro forma information to reflect the effects of our 2013 policy decisions regarding depreciation and amortization of acquired properties and intangible assets, as described below. The following table also presents quarterly unaudited pro forma information for the three and six months ended June 30, 2012 for comparative purposes in this quarterly report.

			Three Months Ended	Six Months Ended
	Year Ended December 31, 2012		June 30, 2012	June 30, 2012
	As reported in 10-K	Pro forma	Pro forma	Pro forma
	( In millions except per share amounts)

Revenues	$5,885.7	$5,909.9	$1,324.0	$2,972.7
Net income	159.3	129.5	34.5	93.6
Less: Net income attributable to noncontrolling interests	121.2	83.5	23.5	70.9
Net income attributable to Targa Resources Corp.	$38.1	$46.0	$11.0	$22.7

Net income per common share - Basic	$0.93	$1.12	$0.27	$0.55
Net income per common share - Diluted	$0.91	$1.10	$0.26	$0.54

The Partnership applied the same assumptions used in preparing the year-end pro forma schedules reported in its Annual Report on Form 10-K except for the following adjustments to conform to its current accounting policies:

•	depreciation expense associated with the fair value adjustments to property, plant and equipment using the straight-line method over a useful life of 15-20 years. The pro forma information included in our 2012 Form 10-K utilized a 30 year useful life;

•	amortization expense associated with the fair value adjustments to definite-lived intangibles in a manner that follows the expected pattern of services provided to customers, over a useful life of 20 years. The pro forma information included in our 2012 Form 10-K utilized a straight-line method over a 30 year life; and

•	adjustment to pro forma revenues to report purchases, and sales on a net, rather than gross, basis for certain Badlands natural gas processing agreements in which we are in substance an agent rather than a principal.

Note 5 — Inventories

The components of inventories consisted of the following:

	June 30, 2013	December 31, 2012
Natural gas liquids	$109.5	$82.3
Materials and supplies	28.8	17.1
	$138.3	$99.4

Note 6 — Property, Plant and Equipment and Intangible Assets

	June 30, 2013			December 31, 2012
	Targa Resources Partners LP	TRC Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC Non-Partnership	Targa Resources Corp. Consolidated	Estimated Useful Lives (In Years)
Gathering systems	$2,075.7	$-	$2,075.7	$1,975.3	$-	$1,975.3	5 to 20
Processing and fractionation facilities	1,269.4	6.6	1,276.0	1,251.6	6.6	1,258.2	5 to 25
Terminaling and storage facilities	526.0	-	526.0	462.0	-	462.0	5 to 25
Transportation assets	292.6	-	292.6	292.5	-	292.5	10 to 25
Other property, plant and equipment	88.7	0.3	89.0	84.6	0.2	84.8	3 to 25
Land	87.4	-	87.4	87.1	-	87.1	-
Construction in progress	820.1	-	820.1	548.1	-	548.1	-
Property, plant and equipment	$5,159.9	$6.9	$5,166.8	$4,701.2	$6.8	$4,708.0
Accumulated depreciation	(1,281.3)	(2.1)	(1,283.4)	(1,168.0)	(2.0)	(1,170.0)
Property, plant and equipment, net	$3,878.6	$4.8	$3,883.4	$3,533.2	$4.8	$3,538.0

Intangible assets	$681.8	$-	$681.8	$681.9	$-	$681.9	20
Accumulated amortization	(14.7)	-	(14.7)	(1.1)	-	(1.1)
Intangible assets, net	$667.1	$-	$667.1	$680.8	$-	$680.8

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

Customer contracts and customer relationships related to the Badlands system have an estimated economic useful life of 20 years. Amortization expense attributable to these assets is recorded using a method that closely reflects the cash flow pattern underlying the intangible asset valuation. The estimated amortization expense for these intangible assets is approximately $27.1 million, $61.4 million, $80.1 million, $88.3 million and $81.5 million for each of years 2013 through 2017.

Note 7 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Commodities	$365.9	$416.8
Other goods and services	142.6	154.4
Interest	39.9	39.5
Compensation and benefits	43.0	40.7
Other	6.0	27.6
	$597.4	$679.0

Note 8 — Debt Obligations

	June 30, 2013	December 31, 2012
Long-term debt:
Non-Partnership obligations:
TRC Senior secured revolving credit facility, variable rate, due October 2017 (1)	$78.0	$82.0
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due October 2017 (3)	225.0	620.0
Senior unsecured notes, 11¼% fixed rate, due July 2017 (4)	72.7	72.7
Unamortized discount	(2.3)	(2.5)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(29.3)	(30.5)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	400.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	-
Accounts receivable securitization facility, due January 2014 (5)	125.3	-
Total long-term debt	$2,728.0	$2,475.3
Irrevocable standby letters of credit:
Letters of credit outstanding under TRC Senior secured credit facility (1)	$-	$-
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	47.9	45.3
	$47.9	$45.3

(1)	As of June 30, 2013, availability under TRC’s $150 million senior secured revolving credit facility was $72.0 million.
(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of June 30, 2013, availability under the Partnership’s $1.2 billion senior secured revolving credit facility was $927.1 million.
(4)	The outstanding balance of the 11¼% Notes was redeemed on July 15, 2013. The amounts outstanding are reflected as long-term debt as of June 30, 2013 in our balance sheet because we have the ability and intent to fund these borrowings with availability under the Partnership’s long-term Senior Secured Credit Facility (the “TRP Revolver”). See “Subsequent Events” below.
(5)	All amounts outstanding under the Partnership’s Securitization Facility are reflected as long-term debt in our balance sheet because the Partnership has the ability and intent to fund the Securitization Facility’s borrowing with availability under the Partnership’s Revolver (“the TRP Revolver”).

The following table shows the range of interest rates and weighted average interest rate incurred on our and the Partnership’s variable-rate debt obligations during the six months ended June 30, 2013:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC senior secured revolving credit facility	2.9% - 3.0%	3.0%
Partnership's senior secured revolving credit facility	1.9% - 4.5%	2.3%
Partnership's accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of June 30, 2013, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

The Partnership’s Accounts Receivable Securitization Facility

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

April 2013 Shelf

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the “April 2013 Shelf”), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the six months ended June 30, 2013.

The Partnership’s 4¼% Senior Notes due 2023 (“4¼% Notes”)

In May 2013, the Partnership privately placed $625.0 million in aggregate principal amount of 4¼% Senior Notes. The 4¼% Notes resulted in approximately $618.1 million of net proceeds, which were used to reduce borrowings under the Partnership’s senior secured revolving credit facility and for general partnership purposes.

The 4¼% Notes are unsecured senior obligations that rank pari passu in right of payment with existing and future senior indebtedness. They are senior in right of payment to any of the Partnership’s future subordinated indebtedness and are unconditionally guaranteed by certain of the Partnership’s subsidiaries. The 4¼% Notes are effectively subordinated to all secured indebtedness under the Partnership’s credit agreement, which is secured by substantially all of the Partnership’s assets, to the extent of the value of the collateral securing that indebtedness.

Interest on the 4¼% Notes accrues at the rate of 4¼% per annum and is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2013.

The Partnership may redeem 35% of the aggregate principal amount of the 4¼% Notes at any time prior to May 15, 2016, with the net cash proceeds of one or more equity offerings. The Partnership must pay a redemption price of 104.25% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date provided that:

1)	at least 65% of the aggregate principal amount of the 4¼% Notes (excluding the 4¼% Notes held by the Partnership) remains outstanding immediately after the occurrence of such redemption; and

2)	the redemption occurs within 180 days of the date of the closing of such equity offering.

The Partnership may also redeem all or part of the 4¼% Notes on or after May 15, 2018 at the prices set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, if redeemed during the twelve month period beginning on May 15 of each year indicated below.

Year	Redemption Price
2018	102.125%
2019	101.417%
2020	100.708%
2021 and thereafter	100.000%

Senior Notes Repayments and Redemptions

In June 2013, the Partnership paid $106.4 million plus accrued interest to redeem $100 million of the outstanding 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The redemption resulted in a $7.4 million loss on debt redemption, consisting of a premium paid of $6.4 million, and a write-off of $1.0 million of unamortized debt issue costs.

Subsequent Events

On July 15, 2013, the Partnership paid $76.8 million plus accrued interest per the terms of the note agreement to redeem the outstanding balance of the 11¼% Senior Notes due 2017 (the “11¼% Notes”). The redemption resulted in a $7.4 million loss on debt redemption in the third quarter 2013, consisting of a premium paid of $4.1 million, and non-cash losses to write-off $2.3 million of unamortized notes discounts and $1.0 million of unamortized debt issue costs.

On July 29, 2013, the Partnership filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $800 million of debt or equity securities (the “July 2013 Shelf”). The July 2013 Shelf expires in August 2016.

Note 9 — Partnership Units and Related Matters

Public Offerings of Common Units

In 2012, the Partnership filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”). The 2012 Shelf expires in August 2015.

In August 2012, the Partnership entered into an Equity Distribution Agreement (“2012 EDA”) with Citigroup Global Markets Inc. (“Citigroup”) pursuant to which the Partnership may sell, at its option, up to an aggregate of $100 million of its common units through Citibank, as sales agent, under the 2012 Shelf. Settlement for sales of common units occurs on the third business day following the date on which any sales were made. During the six months ended June 30, 2013, the Partnership issued 2,420,046 common units under the 2012 EDA, receiving net proceeds of $94.8 million. We contributed $2.0 million to maintain our 2% general partner interest.

In March 2013, the Partnership entered into a second Equity Distribution Agreement under our 2012 Shelf (“2013 EDA”) with Citigroup, Deutsche Bank Securities Inc., Raymond James & Associates, Inc. and UBS Securities LLC, as sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $200 million of the Partnership common units. During the six months ended June 30, 2013, the Partnership issued 3,551,349 common units, receiving net proceeds of $165.5 million, of which $32.8 million was received in July 2013 and reported as a receivable in Owners’ Equity. During the six months ended June 30, 2013, we contributed $5.4 million to maintain our 2% general partner interest of which $1.4 million was settled in July and reported as a receivable in Owners’ Equity.

Distributions

In accordance with the partnership agreement, the Partnership must distribute all of its available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by the Partnership during the six months ended June 30, 2013.
		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions to Targa Resources Corp.	Distributions per limited partner unit
		Common	Incentive	2%	Total
(In millions, except per unit amounts)
June 30, 2013	August 14, 2013	$75.8	$24.6	$2.0	$102.4	$35.9	$0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	33.0	0.6975
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	30.7	0.6800

Note 10 — Common Stock and Related Matters

The following table details the dividends declared and/or paid by us during the six months ended June 30, 2013:
Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2013	August 15, 2013	$22.5	$22.1	$0.4	$0.53250
March 31, 2013	May 16, 2013	21.0	20.6	0.4	0.49500
December 31, 2012	February 15, 2013	19.4	19.0	0.4	0.45750

(1)	Represents accrued dividends on the restricted shares that are payable upon vesting.

Note 11 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$22.5	$43.5	$56.2	$112.6
Less: Net income attributable to noncontrolling interests	7.5	34.9	27.9	94.4
Net income attributable to common shareholders	$15.0	$8.6	$28.3	$18.2

Weighted average shares outstanding - basic	41.6	41.0	41.6	41.0

Net income available per common share - basic	$0.36	$0.21	$0.68	$0.44

Weighted average shares outstanding	41.6	41.0	41.6	41.0
Dilutive effect of unvested stock awards	0.5	0.9	0.4	0.8
Weighted average shares outstanding - diluted	42.1	41.9	42.0	41.8

Net income available per common share - diluted	$0.36	$0.21	$0.67	$0.44

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

At June 30, 2013, the notional volumes of the Partnership’s commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2013	2014	2015	2016
Natural Gas	Swaps	MMBtu/d	41,090	33,050	19,551	10,000
NGL	Swaps	Bbl/d	5,650	1,000	-	-
Condensate	Swaps	Bbl/d	2,045	1,450	-	-

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

		Fair Value as of June 30, 2013		Fair Value as of December 31, 2012
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$23.2	$3.5	$29.2	$7.2
	Long-term	5.6	1.8	5.1	4.8
Total derivatives designated as hedging instruments		$28.8	$5.3	$34.3	$12.0

Derivatives not designated as hedging instruments
Commodity contracts	Current	$-	$0.3	$0.1	$0.2
Total derivatives not designated as hedging instruments		$-	$0.3	$0.1	$0.2

Total current position		$23.2	$3.8	$29.3	$7.4
Total long-term position		5.6	1.8	5.1	4.8
Total derivatives		$28.8	$5.6	$34.4	$12.2

The pro forma impact of reporting derivatives in the Consolidated Balance Sheet is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
June 30, 2013	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$20.6	$3.2	$17.4	$-
Counterparties without offsetting position - assets	2.6	-	2.6	-
Counterparties without offsetting position - liabilities	-	0.6	-	0.6
	23.2	3.8	20.0	0.6
Long-term position
Counterparties with offsetting position	4.1	0.8	3.3	-
Counterparties without offsetting position - assets	1.5	-	1.5	-
Counterparties without offsetting position - liabilities	-	1.0	-	1.0
	5.6	1.8	4.8	1.0
Total derivatives
Counterparties with offsetting position	24.7	4.0	20.7	-
Counterparties without offsetting position - assets	4.1	-	4.1	-
Counterparties without offsetting position - liabilities	-	1.6	-	1.6
	$28.8	$5.6	$24.8	$1.6
December 31, 2012
Current position
Counterparties with offsetting position	$23.8	$7.4	$16.4	$-
Counterparties without offsetting position - assets	5.5	-	5.5	-
Counterparties without offsetting position - liabilities	-	-	-	-
	29.3	7.4	21.9	-
Long-term position
Counterparties with offsetting position	4.4	2.8	1.6	-
Counterparties without offsetting position - assets	0.7	-	0.7	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	5.1	4.8	2.3	2.0
Total derivatives
Counterparties with offsetting position	28.2	10.2	18.0	-
Counterparties without offsetting position - assets	6.2	-	6.2	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	$34.4	$12.2	$24.2	$2.0

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of the Partnership’s derivative instruments was a net asset of $23.2 million as of June 30, 2013. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

The Partnership’s payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing its senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders.

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2013	2012	2013	2012
Commodity contracts	$21.2	$77.7	$13.7	$93.0
	$21.2	$77.7	$13.7	$93.0

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2013	2012	2013	2012
Interest expense, net	$(1.6)	$(1.9)	$(3.3)	$(4.1)
Revenues	5.9	13.8	12.5	15.7
	$4.3	$11.9	$9.2	$11.6

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

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2016:

	June 30, 2013	December 31, 2012
Commodity hedges, before tax	$3.2	$3.2
Commodity hedges, after tax	2.0	1.9
Interest rate hedges, before tax	(0.7)	(1.2)
Interest rate hedges, after tax	(0.4)	(0.7)

As of June 30, 2013, net gains of $20.5 million on commodity hedges and net losses of $5.1 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

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

The fair values of the Partnership’s derivative instruments, which aggregate to a net asset position of $23.2 million as of June 30, 2013, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount the Partnership expects to receive in the future on its derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $0.8 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $47.3 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our consolidated balance sheet at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2013
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$28.5	$28.5	$-	$28.0	$0.5
Liabilities from commodity derivative contracts	5.3	5.3	-	4.8	0.5
Badlands contingent consideration liability	9.1	9.1	-	-	9.1
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	82.9	82.9	-	-	-
TRC Senior secured revolving credit facility	78.0	78.0	-	78.0	-
Partnership's Senior secured revolving credit facility	225.0	225.0	-	225.0	-
Partnership's Senior unsecured notes	2,299.7	2,317.5	-	2,317.5	-
Partnership's accounts receivable securitization facility	125.3	125.3	-	125.3	-

	December 31, 2012
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$34.3	$34.3	$-	$34.3	$-
Liabilities from commodity derivative contracts	12.1	12.1	-	11.5	0.6
Badlands contingent consideration liability	15.3	15.3	-	-	15.3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	76.3	76.3	-	-	-
TRC Senior secured revolving credit facility	82.0	82.0	-	82.0	-
Partnership's Senior secured revolving credit facility	620.0	620.0	-	620.0	-
Partnership's Senior unsecured notes	1,773.3	1,945.2	-	1,945.2	-

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheet

As of June 30, 2013, we reported certain of the Partnership’s natural gas basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of June 30, 2013, the Partnership had several natural gas basis swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of the Partnership’s Level 3 derivatives are the forward natural gas basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

In 2012, the Partnership recorded a contingent consideration liability as part of the purchase consideration for the Badlands acquisition (see Note 4). The fair value of this contingent liability was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA. At June 30, 2013, with only one year remaining in the contingent consideration period, management re-estimated the contingent liability, reflecting its updated assessments of the likelihood of meeting the stipulated volumetric thresholds, net of accretion of the discount factor due to the passage of time. Consequently, as these probability-based inputs are not observable, the entire valuation of the contingent consideration is categorized in Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:
	Commodity Derivative Contracts	Contingent Liability
Balance, December 31, 2012	$(0.6)	$(15.3)
Settlements included in Revenue	0.6	-
Change in valuation of contingent liability included in Other Income	-	6.2
Balance, June 30, 2013	$-	$(9.1)

There have been no transfers of assets or liabilities between the three levels of the fair value hierarchy during the six months ended June 30, 2013.

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

Note 15 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
Cash:
Interest paid, net of capitalized interest	$55.9	$45.6
Income taxes paid, net of refunds	23.1	18.2
Non-cash:
Deadstock inventory transferred to property, plant and equipment	22.2	2.8
Accrued dividends on unvested equity awards	0.7	1.0
Receivables from unit offerings	32.8	-

Note 16 — Segment Information

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

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for exported LPGs; and storing and terminaling refined petroleum products and crude oil. These assets are generally connected to and supplied in part by the Partnership’s Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana.

The Partnership’s Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing the Partnership’s own NGL production and purchasing NGL products in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; providing propane, butane and services to LPG exporters; and (4) marketing natural gas available to the Partnership from its Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

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

	Three Months Ended June 30, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non-Partnership	Consolidated
Revenues
Sales of commodities	$51.1	$83.1	$45.4	$1,142.4	$5.6	$(0.1)	$-	$1,327.5
Fees from midstream services	22.6	9.8	47.4	34.2	-	0.1	-	114.1
	73.7	92.9	92.8	1,176.6	5.6	-	-	1,441.6
Intersegment revenues
Sales of commodities	291.0	135.8	0.9	125.7	-	(553.4)	-	-
Fees from midstream services	0.7	-	33.3	6.1	-	(40.1)	-	-
	291.7	135.8	34.2	131.8	-	(593.5)	-	-
Revenues	$365.4	$228.7	$127.0	$1,308.4	$5.6	$(593.5)	$-	$1,441.6
Operating margin	$67.3	$16.7	$52.1	$27.4	$5.6	$-	$-	$169.1
Other financial information:
Total assets	$2,950.9	$403.9	$1,303.6	$509.6	$28.8	$125.8	$84.5	$5,407.1
Capital expenditures	$115.1	$4.3	$114.1	$0.8	$-	$1.4	$-	$235.7

	Three Months Ended June 30, 2012
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non-Partnership	Consolidated
Revenues
Sales of commodities	$46.6	$51.7	$54.5	$1,068.5	$12.8	$-	$0.7	$1,234.8
Fees from midstream services	8.0	4.8	43.1	28.4	-	-	-	84.3
	54.6	56.5	97.6	1,096.9	12.8	-	0.7	1,319.1
Intersegment revenues
Sales of commodities	259.7	162.2	-	114.9	-	(536.8)	-	-
Fees from midstream services	0.3	-	24.6	7.0	-	(31.9)	-	-
	260.0	162.2	24.6	121.9	-	(568.7)	-	-
Revenues	$314.6	$218.7	$122.2	$1,218.8	$12.8	$(568.7)	$0.7	$1,319.1
Operating margin	$53.9	$28.0	$45.7	$26.2	$12.8	$-	$0.6	$167.2
Other financial information:
Total assets	$1,677.2	$423.8	$925.8	$448.8	$77.6	$113.2	$114.1	$3,780.5
Capital expenditures	$46.6	$2.6	$89.9	$0.4	$-	$0.9	$-	$140.4

	Six Months Ended June 30, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non-Partnership	Consolidated
Revenues
Sales of commodities	$89.2	$152.6	$78.2	$2,278.9	$12.3	$-	$(0.1)	$2,611.1
Fees from midstream services	42.8	$18.7	$94.6	$72.2	$-	$-	-	228.3
	132.0	171.3	172.8	2,351.1	12.3	-	(0.1)	2,839.4
Intersegment revenues
Sales of commodities	564.0	$287.7	$1.8	$236.2	$-	$(1,089.7)	-	-
Fees from midstream services	1.6	$-	$69.9	$12.5	$-	$(84.0)	-	-
	565.6	287.7	71.7	248.7	-	(1,173.7)	-	-
Revenues	$697.6	$459.0	$244.5	$2,599.8	$12.3	$(1,173.7)	$(0.1)	$2,839.4
Operating margin	$121.1	$40.1	$108.6	$61.4	$12.3	$-	$(0.2)	$343.3
Other financial information:
Total assets	$2,950.9	$403.9	$1,303.6	$509.6	$28.8	$125.8	$84.5	$5,407.1
Capital expenditures	$211.2	$10.8	$217.8	$0.7	$-	$2.1	$-	$442.6

	Six Months Ended June 30, 2012
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non-Partnership	Consolidated
Revenues
Sales of commodities	$92.0	$111.5	$100.0	$2,485.8	$14.1	$-	$1.0	$2,804.4
Fees from midstream services	18.9	8.5	82.0	51.1	-	-	-	160.5
	110.9	120.0	182.0	2,536.9	14.1	-	1.0	2,964.9
Intersegment revenues
Sales of commodities	577.1	382.2	-	246.8	-	(1,206.1)	-	-
Fees from midstream services	0.6	0.1	48.7	16.3	-	(65.7)	-	-
	577.7	382.3	48.7	263.1	-	(1,271.8)	-	-
Revenues	$688.6	$502.3	$230.7	$2,800.0	$14.1	$(1,271.8)	$1.0	$2,964.9
Operating margin	$126.9	$74.3	$88.7	$52.4	$14.1	$-	$0.8	$357.2
Other financial information:
Total assets	$1,677.2	$423.8	$925.8	$448.8	$77.6	$113.2	$114.1	$3,780.5
Capital expenditures	$72.8	$4.6	$150.0	$9.5	$-	$1.5	$0.3	$238.7

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales of commodities
Natural gas sales	$347.6	$188.0	$602.8	$390.7
NGL sales	896.7	950.7	1,860.3	2,240.9
Condensate sales	33.0	29.0	60.1	58.0
Petroleum products	44.2	54.3	75.5	99.8
Derivative activities	6.0	12.8	12.4	15.0
	1,327.5	1,234.8	2,611.1	2,804.4
Fees from midstream services
Fractionating and treating fees	31.0	28.6	60.7	55.5
Storage, terminaling, transportation and export fees	47.1	35.4	107.2	65.8
Gathering and processing fees	26.9	9.8	45.4	18.3
Other	9.1	10.5	15.0	20.9
	114.1	84.3	228.3	160.5

Total revenues	$1,441.6	$1,319.1	$2,839.4	$2,964.9

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating margin	$169.1	$167.2	$343.3	$357.2
Depreciation and amortization expense	(65.7)	(48.3)	(129.7)	(95.7)
General and administrative expense	(38.4)	(35.7)	(74.6)	(70.8)
Interest expense, net	(32.4)	(30.5)	(64.5)	(61.0)
Income tax expense	(8.0)	(8.6)	(17.5)	(18.8)
Other, net	(2.1)	(0.6)	(0.8)	1.7
Net income	$22.5	$43.5	$56.2	$112.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership’s Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities. The Field Gathering and Processing segment's assets are located in North Texas and the Permian Basin of West Texas and New Mexico. With the Badlands acquisition on December 31, 2012, this segment's assets now include the Badlands crude oil and natural gas gathering, terminaling and processing assets in North Dakota. Because the acquisition closed on December 31, 2012, Badlands had no operational impact for 2012. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

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

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for exported LPGs; and storing and terminaling refined petroleum products and crude oil. These assets are generally connected to and supplied in part by the Partnership’s Gathering and Processing segments and are predominantly located in Mont Belvieu, Texas and Southwestern Louisiana.

The Partnership’s Marketing and Distribution segment covers activities required to distribute and market raw and finished NGLs and all natural gas marketing activities. It includes (1) marketing the Partnership’s own NGL production and purchasing NGL products in selected United States markets; (2) providing LPG balancing services to refinery customers; (3) transporting, storing and selling propane and providing related propane logistics services to multi-state retailers, independent retailers and other end-users; providing propane, butane and services to LPG exporters; and (4) marketing natural gas available to the Partnership from its Gathering and Processing division and the purchase and resale and other value added activities related to third-party natural gas in selected United States markets.

Other contains the results of the Partnership’s commodity hedging activities included in operating margin.

2013 Developments

Badlands Acquisition

On January 1, 2013, the Partnership assumed operational control of the Badlands assets and commenced integration activities. These assets are still in a start-up phase. The Partnership anticipates rapid growth of volumes and build-out of the Badlands system throughout 2013 and 2014. Badlands operational results are included as part of the Field Gathering and Processing segment.

The Badlands acquisition is subject to a contingent payment of $50 million (the “contingent consideration”) if aggregate crude oil gathering volumes exceed certain stipulated monthly thresholds during the period from January 2013 through June 2014. If the threshold is not attained during the contingency period, no payment is owed. Accounting standards require that the contingent consideration be recorded at fair value at the date of acquisition and revalued at subsequent reporting dates during the contingency period. At December 31, 2012, the Partnership recorded a $15.3 million accrued liability representing the fair value of this contingent consideration, determined by a probability-based model measuring the likelihood of meeting the thresholds.

Changes in the fair value of this accrued liability are included in the Partnership’s earnings and reported as Other income (expense) in the Consolidated Statement of Operations. At June 30, 2013, the Partnership re-estimated the contingent consideration to be $9.1 million, a decrease of $6.2 million from the December 31, 2012 valuation. The change in the contingent liability reflects management’s updated assessment of the likelihood of meeting the stipulated volumetric thresholds, net of accretion of the discount factor due to the passage of time.

Accounts Receivable Securitization Facility

In January 2013, the Partnership entered into a Securitization Facility that provides up to $200 million of borrowing capacity at commercial paper rates plus a margin through January 2014. Under this Securitization Facility, one of the Partnership’s consolidated subsidiaries (TLMT) sells or contributes receivables, without recourse, to another of the Partnership’s consolidated subsidiaries (TRLLC), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us. Total funding under this Securitization Facility as of June 30, 2013 was $125.3 million.

Financing Activities

During the six months ended June 30, 2013, pursuant to sales under its 2012 and 2013 EDAs, the Partnership issued 5,971,395 common units representing net proceeds of $227.5 million, received during the six months ended June 30, 2013 and an additional $32.8 million was received in July 2013. We contributed $4.0 million to the Partnership to maintain our 2% general partner interest during the six months ended June 30, 2013 and an additional $1.4 million was received in July 2013. Based upon market conditions and the Partnership’s capital needs, the Partnership at its option, can sell additional common units up to an aggregate amount of $35.6 million under these agreements.

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the April 2013 Shelf), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the six months ended June 30, 2013.

In May 2013, the Partnership privately placed $625.0 million in aggregate principal amount of the 4¼% Notes. The 4¼% Notes resulted in approximately $618.1 million of net proceeds, which were used to reduce borrowings under the Partnership’s senior secured revolving credit facility and for general partnership purposes.

In June 2013, the Partnership redeemed $100 million of the outstanding 6⅜% Notes at a redemption price of 106.375% plus accrued interest through the redemption date using proceeds from the 2013 EDA. The redemption resulted in a $7.4 million, loss on debt redemption, including the write-off of unamortized debt issue costs.

In July 2013, the Partnership redeemed the outstanding 11¼% Notes at a price of 105.625% plus accrued interest through July 15, 2013. The redemption resulted in a $7.4 million loss on debt redemption, including the write-off of unamortized notes discounts and unamortized debt issue costs. The loss was recorded in the third quarter 2013.

In July 2013, the Partnership filed with the SEC a universal shelf registration statement (the July 2013 Shelf) that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $800 million of debt or equity securities. The July 2013 Shelf expires in August 2016.

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

Distributable Cash Flow

We define distributable cash flow as distributions due to us from the Partnership, less our specific general and administrative costs as a separate public reporting entity, the interest carry costs associated with our debt and taxes attributable to our earnings. Distributable cash flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts, and others to compare basic cash flows generated by us to the cash dividends we expect to pay our shareholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash dividends. Distributable cash flow is also an important financial measure for our shareholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether we are generating cash flow at a level that can sustain or support an increase in our quarterly dividend rates. Distributable cash flow is also a quantitative standard used throughout the investment community because the share value is generally determined by the share’s yield (which in turn is based on the amount of cash dividends the entity pays to a shareholder).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Targa Resources Corp. distributable Cash Flow
Distributions declared by Targa Resources Partners LP associated with:
General Partner Interests	$2.0	$1.5	$3.9	$2.9
Incentive Distribution Rights	24.6	14.4	46.7	27.1
Common Units	9.3	8.3	18.3	16.4
Total distributions declared by Targa Resources Partners LP	35.9	24.2	68.9	46.4
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(2.3)	(2.2)	(4.3)	(4.4)
Interest expense, net	(0.8)	(1.1)	(1.5)	(2.2)
Current cash tax expense (1)	(5.9)	(5.8)	(13.4)	(12.7)
Taxes funded with cash on hand (2)	2.5	2.2	5.0	4.4
Other income (expense)	0.1	-	-	-
Targa Resources Corp. distributable cash flow	$29.5	$17.3	$54.7	$31.5

(1)	Excludes $1.2 million and $2.4 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop-down gains realized for tax purposes and paid in 2010 for the three and six months ended June 30, 2013 and 2012.
(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop-down transactions that were treated as sales for income tax purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of net income attributable to
Targa Resources Corp. to distributable Cash Flow
Net income of Targa Resources Corp.	$22.5	$43.5	$56.2	$112.6
Less: Net income of Targa Resources Partners LP	(32.7)	(54.7)	(78.0)	(136.6)
Net loss for TRC Non-Partnership	(10.2)	(11.2)	(21.8)	(24.0)
TRC Non-Partnership income tax expense	7.1	7.8	15.8	17.0
Distributions from the Partnership	35.9	24.2	68.9	46.4
Non-cash loss (gain) on hedges	0.1	(0.6)	0.1	(1.0)
Depreciation - Non-Partnership	-	0.7	0.1	1.4
Current cash tax expense (1)	(5.9)	(5.8)	(13.4)	(12.7)
Taxes funded with cash on hand (2)	2.5	2.2	5.0	4.4
Targa Resources Corp. distributable cash flow	$29.5	$17.3	$54.7	$31.5

(1)	Excludes $1.2 million and $2.4 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop-down gains realized for tax purposes and paid in 2010 for the three and six months ended June 30, 2013 and 2012.
(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop-down transactions that were treated as sales for income tax purposes.

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

Non-GAAP Financial Measures of the Partnership

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$265.2	$243.8	$525.6	$505.2
Operating expenses	(96.1)	(77.2)	(182.1)	(148.8)
Operating margin	169.1	166.6	343.5	356.4
Depreciation and amortization expenses	(65.7)	(47.6)	(129.6)	(94.3)
General and administrative expenses	(36.1)	(33.5)	(70.3)	(66.4)
Interest expense, net	(31.6)	(29.4)	(63.0)	(58.8)
Income tax expense	(0.9)	(0.8)	(1.8)	(1.8)
Gain (loss) on sale or disposition of assets	(3.9)	-	(3.8)	0.1
Loss on debt redemption and early debt extinguishments	(7.4)	-	(7.4)	-
Change in contingent consideration	6.5	-	6.2	-
Other, net	2.7	(0.6)	4.2	1.4
Targa Resources Partners LP Net income	$32.7	$54.7	$78.0	$136.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$5.1	$78.3	$176.8	$225.0
Net income attributable to noncontrolling interests	(6.4)	(7.9)	(12.8)	(19.6)
Interest expense, net (1)	27.6	24.9	55.0	49.7
Loss on debt redemption and early debt extinguishments	(7.4)	-	(7.4)	-
Change in contingent consideration	(6.5)	-	(6.2)	-
Current income tax expense	0.5	0.4	1.0	1.0
Other (2)	5.2	(4.2)	1.2	(9.1)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	90.0	(50.5)	(31.5)	(208.7)
Accounts payable and other liabilities	18.4	81.9	82.7	230.0
Targa Resources Partners LP Adjusted EBITDA	$126.5	$122.9	$258.8	$268.3

(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $4.0 million and $4.4 million for the three months ended June 30, 2013 and 2012, and $8.0 million and $8.9 million for the six months ended June 30, 2013 and 2012.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation, gain on sale or disposal of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of net income attributable to
Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$26.3	$46.8	$65.2	$117.0
Add:	-		-
Interest expense, net	31.6	29.4	63.0	58.8
Income tax expense	0.9	0.8	1.8	1.8
Depreciation and amortization expenses	65.7	47.6	129.6	94.3
Loss on sale or disposition of assets	3.9	-	3.8	-
Loss on debt redemption and early debt extinguishments	7.4	-	7.4	-
Change in contingent consideration	(6.5)	-	(6.2)	-
Risk management activities	0.2	1.2	0.1	2.2
Noncontrolling interests adjustment (1)	(3.0)	(2.9)	(5.9)	(5.8)
Targa Resources Partners LP Adjusted EBITDA	$126.5	$122.9	$258.8	$268.3

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Reconciliation of net income attributable to Targa
Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$26.3	$46.8	$65.2	$117.0
Depreciation and amortization expenses	65.7	47.6	129.6	94.3
Deferred income tax expense	0.4	0.4	0.8	0.8
Amortization in interest expense	4.0	4.4	8.0	8.9
Loss on debt redemption and early debt extinguishment	7.4	-	7.4	-
Change in contingent consideration	(6.5)	-	(6.2)	-
Loss on sale or disposition of assets	3.9	-	3.8	-
Risk management activities	0.2	1.2	0.1	2.2
Maintenance capital expenditures	(21.8)	(15.5)	(43.4)	(31.9)
Other (1)	(0.6)	(0.4)	(0.6)	(1.1)
Targa Resources Partners LP distributable cash flow	$79.0	$84.5	$164.7	$190.2

(1)	Includes reimbursements of certain environmental maintenance capital expenditures by us, the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

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

Balance Sheets – Partnership versus Non-Partnership

	June 30, 2013			December 31, 2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$82.9	$72.7	$10.2	$76.3	$68.0	$8.3
Trade receivables, net	435.8	435.9	(0.1)	514.9	514.9	-
Inventory	138.3	138.3	-	99.4	99.4	-
Assets from risk management activities	23.2	23.2	-	29.3	29.3	-
Other current assets (1)	17.7	1.8	15.9	13.4	3.3	10.1
Total current assets	697.9	671.9	26.0	733.3	714.9	18.4
Property, plant and equipment, at cost (1)	5,166.8	5,159.9	6.9	4,708.0	4,701.2	6.8
Accumulated depreciation	(1,283.4)	(1,281.3)	(2.1)	(1,170.0)	(1,168.0)	(2.0)
Property, plant and equipment, net	3,883.4	3,878.6	4.8	3,538.0	3,533.2	4.8
Other intangible assets, net	667.1	667.1	-	680.8	680.8	-
Long-term assets from risk management activities	5.6	5.6	-	5.1	5.1	-
Other long-term assets (2)	153.1	99.4	53.7	147.8	91.7	56.1
Total assets	$5,407.1	$5,322.6	$84.5	$5,105.0	$5,025.7	$79.3

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (3)	$597.4	$567.1	$30.3	$679.0	$639.8	$39.2
Affiliate payable (receivable) (4)	-	49.8	(49.8)	-	61.4	(61.4)
Deferred income taxes (5)	7.4	-	7.4	0.2	-	0.2
Liabilities from risk management activities	3.8	3.8	-	7.4	7.4	-
Total current liabilities	608.6	620.7	(12.1)	686.6	708.6	(22.0)
Long-term debt	2,728.0	2,650.0	78.0	2,475.3	2,393.3	82.0
Long-term liabilities from risk management activities	1.8	1.8	-	4.8	4.8	-
Deferred income taxes (5)	125.0	12.0	113.0	131.2	11.2	120.0
Other long-term liabilities (6)	62.4	51.4	11.0	53.7	47.7	6.0
Total liabilities	3,525.8	3,335.9	189.9	3,351.6	3,165.6	186.0
Total owners' equity	1,881.3	1,986.7	(105.4)	1,753.4	1,860.1	(106.7)
Total liabilities and owners' equity	$5,407.1	$5,322.6	$84.5	$5,105.0	$5,025.7	$79.3

The major Non-Partnership balance sheet items relate to:
(1)	Corporate assets consisting of cash, administrative property and equipment, and prepaid insurance, as applicable.
(2)	Long-term tax assets primarily related to gains on 2010 drop-down transactions recognized as sales of assets for tax purposes.
(3)	Accrued current employee liabilities related to payroll and incentive compensation plans and taxes payable.
(4)	Intercompany receivable with the Partnership related to the ongoing execution of the Omnibus Agreement.
(5)	Current and long-term deferred income tax balances.
(6)	Long-term liabilities related to incentive compensation plans and deferred rent related to the headquarters office lease.

Results of Operations – Partnership versus Non-Partnership

	Three Months Ended June 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Revenues (1)	$1,441.6	$1,441.6	$-	$1,319.1	$1,318.4	$0.7
Costs and Expenses:
Product purchases	1,176.4	1,176.4	-	1,074.6	1,074.6	-
Operating expenses	96.1	96.1	-	77.3	77.2	0.1
Depreciation and amortization (2)	65.7	65.7	-	48.3	47.6	0.7
General and administrative (3)	38.4	36.1	2.3	35.7	33.5	2.2
Other operating (income) expense	4.1	4.1	-	-	-	-
Income from operations	60.9	63.2	(2.3)	83.2	85.5	(2.3)
Other income (expense):
Interest expense, net - third party (4)	(32.4)	(31.6)	(0.8)	(30.5)	(29.4)	(1.1)
Equity earnings	2.9	2.9	-	(0.2)	(0.2)	-
Loss on debt redemption	(7.4)	(7.4)	-	-	-	-
Other income (expense)	6.5	6.5	-	(0.4)	(0.4)	-
Income (loss) before income taxes	30.5	33.6	(3.1)	52.1	55.5	(3.4)
Income tax expense	(8.0)	(0.9)	(7.1)	(8.6)	(0.8)	(7.8)
Net income (loss)	$22.5	$32.7	$(10.2)	$43.5	$54.7	$(11.2)
Less: Net income attributable to noncontrolling interests (5)	7.5	6.4	1.1	34.9	7.9	27.0
Net income (loss) after noncontrolling interests	$15.0	$26.3	$(11.3)	$8.6	$46.8	$(38.2)

The major Non-Partnership results of operations relate to:
(1)	Amortization of AOCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.
(2)	Depreciation on assets excluded from drop-down transactions and corporate administrative assets.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense related to TRC debt obligations.
(5)	TRC noncontrolling interest in the Partnership.

	Six Months Ended June 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Revenues (1)	$2,839.4	$2,839.5	$(0.1)	$2,964.9	$2,963.9	$1.0
Costs and Expenses:
Product purchases	2,313.9	2,313.9	-	2,458.8	2,458.7	0.1
Operating expenses	182.2	182.1	0.1	148.9	148.8	0.1
Depreciation and amortization (2)	129.7	129.6	0.1	95.7	94.3	1.4
General and administrative (3)	74.6	70.3	4.3	70.8	66.4	4.4
Other operating (income) expense	4.2	4.2	-	(0.1)	(0.1)	-
Income from operations	134.8	139.4	(4.6)	190.8	195.8	(5.0)
Other income (expense):
Interest expense, net - third party (4)	(64.5)	(63.0)	(1.5)	(61.0)	(58.8)	(2.2)
Equity earnings	4.5	4.5	-	1.9	1.9	-
Loss on debt redemption	(7.4)	(7.4)	-	-	-	-
Other income (expense)	6.3	6.3	-	(0.3)	(0.5)	0.2
Income (loss) before income taxes	73.7	79.8	(6.1)	131.4	138.4	(7.0)
Income tax expense	(17.5)	(1.8)	(15.7)	(18.8)	(1.8)	(17.0)
Net income (loss)	$56.2	$78.0	$(21.8)	$112.6	$136.6	$(24.0)
Less: Net income attributable to noncontrolling interests (5)	27.9	12.8	15.1	94.4	19.6	74.8
Net income (loss) after noncontrolling interests	$28.3	$65.2	$(36.9)	$18.2	$117.0	$(98.8)

The major Non-Partnership results of operations relate to:
(1)	Amortization of AOCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.
(2)	Depreciation on assets excluded from drop-down transactions and corporate administrative assets.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense related to TRC debt obligations.
(5)	TRC noncontrolling interest in the Partnership.

Statements of Cash Flows – Partnership versus Non-Partnership

	Six Months Ended June 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
Cash flows from operating activities	(In millions)
Net income (loss)	$56.2	$78.0	$(21.8)	$112.6	$136.6	$(24.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense (1)	8.1	8.0	0.1	9.5	9.1	0.4
Compensation on equity grants	6.8	3.0	3.8	8.8	1.6	7.2
Depreciation and amortization expense (2)	129.7	129.6	0.1	95.7	94.3	1.4
Accretion of asset retirement obligations	2.0	2.0	-	2.0	2.0	-
Deferred income tax expense (3)	0.7	0.8	(0.1)	2.7	0.8	1.9
Equity earnings, net of distributions	(4.5)	(4.5)	-	-	-	-
Risk management activities (4)	-	(0.1)	0.1	1.1	2.0	(0.9)
Loss (gain) on sale of assets	3.8	3.8	-	(0.1)	(0.1)	-
Loss on debt redemption	7.4	7.4	-	-	-	-
Changes in operating assets and liabilities (5)	(47.5)	(51.2)	3.7	(28.3)	(21.3)	(7.0)
Net cash provided by (used in) operating activities	162.7	176.8	(14.1)	204.0	225.0	(21.0)
Cash flows from investing activities
Outlays for property, plant and equipment (2)	(444.5)	(444.5)	-	(238.7)	(238.4)	(0.3)
Investment in unconsolidated affiliate	-	-	-	(13.7)	(13.7)	-
Return of capital from unconsolidated affiliate	-	-	-	0.4	0.4	-
Other	(10.5)	(10.5)	-	0.9	0.9	-
Net cash used in investing activities	(455.0)	(455.0)	-	(251.1)	(250.8)	(0.3)
Cash flows from financing activities
Loan Facilities - Partnership:
Borrowings	1,305.0	1,305.0	-	725.0	725.0	-
Repayments	(1,181.4)	(1,181.4)	-	(683.0)	(683.0)	-
Accounts receivable securitization facility - Partnership
Borrowings	207.7	207.7	-	-	-	-
Repayments	(82.4)	(82.4)	-	-	-	-
Loan Facilities - Non-Partnership:
Borrowings (1)	30.0	-	30.0	-	-	-
Repayments (1)	(34.0)	-	(34.0)	-	-	-
Costs incurred in connection with debt financing arrangements (1)	(11.7)	(11.7)	-	(4.5)	(4.5)	-
Proceeds from sale of common units of the Partnership, net	231.2	235.2	(4.0)	115.2	168.4	(53.2)
Distributions to owners (6)	(125.9)	(189.5)	63.6	(105.1)	(147.0)	41.9
Dividends to common and common equivalent shareholders	(39.6)	-	(39.6)	(28.8)	-	(28.8)
Contributions (distributions) (7)	-	-	-	-	0.8	(0.8)
Net cash provided by (used in) financing activities	298.9	282.9	16.0	18.8	59.7	(40.9)
Net change in cash and cash equivalents	6.6	4.7	1.9	(28.3)	33.9	(62.2)
Cash and cash equivalents, beginning of period	76.3	68.0	8.3	145.8	55.6	90.2
Cash and cash equivalents, end of period	$82.9	$72.7	$10.2	$117.5	$89.5	$28.0

The major Non-Partnership cash flow items relate to:
(1)	Cash and non-cash activity related to TRC and TRI debt obligations.
(2)	Cash and non-cash activity related to corporate administrative assets.
(3)	Reflects the Partnership’s state margin tax, and TRC’s federal and state taxes.
(4)	Non-cash OCI hedge realizations related to predecessor operations.
(5)	See Balance Sheet – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities.
(6)	TRP cash distributions, including distributions received by TRC from the Partnership for its general partner interest, limited partner interest, IDRs, and net cash distributions related to noncontrolling interests.
(7)	Contributions (distributions) to the Partnership.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	(In millions, except operating statistics and price amounts)
Revenues	$1,441.6	$1,319.1	$122.5	9%	$2,839.4	$2,964.9	$(125.5)	(4%)
Product purchases	1,176.4	1,074.6	101.8	9%	2,313.9	2,458.8	(144.9)	(6%)
Gross margin (1)	265.2	244.5	20.7	8%	525.5	506.1	19.4	4%
Operating expenses	96.1	77.3	18.8	24%	182.2	148.9	33.3	22%
Operating margin (2)	169.1	167.2	1.9	1%	343.3	357.2	(13.9)	(4%)
Depreciation and amortization expenses	65.7	48.3	17.4	36%	129.7	95.7	34.0	36%
General and administrative expenses	38.4	35.7	2.7	8%	74.6	70.8	3.8	5%
Other operating (income) expense	4.1	-	4.1	0%	4.2	(0.1)	4.3	NM
Income from operations	60.9	83.2	(22.3)	(27%)	134.8	190.8	(56.0)	(29%)
Interest expense, net	(32.4)	(30.5)	(1.9)	6%	(64.5)	(61.0)	(3.5)	6%
Equity earnings	2.9	(0.2)	3.1	NM	4.5	1.9	2.6	NM
Loss on debt redemption	(7.4)	-	(7.4)	0%	(7.4)	-	(7.4)	0%
Other	6.5	(0.4)	6.9	NM	6.3	(0.3)	6.6	NM
Income tax expense	(8.0)	(8.6)	0.6	(7%)	(17.5)	(18.8)	1.3	(7%)
Net income	22.5	43.5	(21.0)	(48%)	56.2	112.6	(56.4)	(50%)
Less: Net income attributable to noncontrolling interests	7.5	34.9	(27.4)	(79%)	27.9	94.4	(66.5)	(70%)
Net income (loss) available to common shareholders	$15.0	$8.6	$6.4	74%	$28.3	$18.2	$10.1	55%

Operating statistics:
Crude oil gathered, MBbl/d	38.3	-	38.3	-	34.9	-	34.9	-
Plant natural gas inlet, MMcf/d (3) (4)	2,072.2	2,083.0	(10.8)	(1%)	2,075.6	2,157.8	(82.2)	(4%)
Gross NGL production, MBbl/d	131.2	124.0	7.2	6%	132.3	128.1	4.2	3%
Export volumes, MBbl/d	41.2	28.0	13.2	47%	43.0	25.1	17.9	71%
Natural gas sales, BBtu/d (4)	953.1	930.3	22.8	2%	901.7	895.4	6.3	1%
NGL sales, MBbl/d	282.7	270.3	12.4	5%	282.0	274.7	7.3	3%
Condensate sales, MBbl/d	4.0	3.7	0.3	9%	3.7	3.4	0.3	10%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations” and “Non-GAAP Financial Measures.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations” and “Non-GAAP Financial Measures.”
(3)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(4)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The increase in revenues reflected higher realized prices on natural gas and condensate ($148.1 million), higher commodity sales volumes ($50.7 million) and higher fee-based and other revenues ($19.7 million). Partially offsetting these favorable factors was lower realized prices on NGLs ($96.0 million).

The increase in consolidated gross margin was driven by volume expansions and higher natural gas price in our Field Gathering and Processing segment and higher fractionation fees and increased exports activities in our Logistics and Marketing division. Offsetting these favorable factors were the effects of lower NGL prices and lower system volumes in our Coastal Gathering and Processing segment. Logistics margins were partially constrained by the planned maintenance and inspection turnaround at Cedar Bayou Fractionators (CBF). Higher operating expenses were driven by system expansions in Field Gathering and Processing, growth projects in Logistics, the Badlands acquisition and higher labor and maintenance costs. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the Badlands acquisition, system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased primarily due to higher compensation and benefits.

The increase in interest expense reflects higher borrowing levels to fund our business expansion ($7.6 million), offset by higher interest capitalized on major capital projects ($5.9 million).

The June 2013 redemption of $100 million of the outstanding 6⅜% Notes at a redemption price of 106.375% plus accrued interest resulted in a $7.4 million loss, consisting of a premium paid of $6.4 million and the write-off of $1.0 million of unamortized debt issue costs.

The decrease in net income attributable to noncontrolling interests is primarily due to lower Partnership earnings and increased incentive distributions. After adjusting for the impact of the IDRs, the weighted average percentages of the net income allocable to noncontrolling interest decreased from 57.7% for the three months ended June 30, 2012 to 4.2% for the three months ended June 30, 2013. Additionally, net income attributable to noncontrolling interests was $1.5 million lower primarily due to a weaker price environment at the Partnership’s Versado and VESCO joint ventures, which were affected by operational issues.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The decrease in revenues reflects lower realized prices, especially during the first quarter of 2013, on NGLs ($417.9 million), which were partially offset by the impact of higher realized prices on natural gas and condensate ($196.2 million), the impact of higher commodity volumes ($51.6 million) and higher fee-based and other revenues ($44.6 million).

The increase in consolidated gross margin for the six months was driven by the same factors as discussed above for the three months.  See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the Badlands acquisition, system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased primarily due to compensation and benefits.

The increase in interest expense reflects higher borrowing levels to fund our business expansion ($11.2 million) and higher effective interest rates ($2.5 million), offset by higher interest capitalized on major capital projects ($10.2 million).

The June 2013 6⅜% Notes redemption noted above resulted in a $7.4 million loss on debt redemption.

The decrease in net income attributable to noncontrolling interests is primarily due to lower Partnership earnings and increased incentive distributions. After adjusting for the impact of the IDRs, the weighted average percentages of the net income allocable to noncontrolling interest decreased from 63.9% for the six months ended June 30, 2012 to 23.2% for the six months ended June 30, 2013. Additionally, net income attributable to noncontrolling interests was $6.8 million lower primarily due to a weaker price environment at the Partnership’s Versado and VESCO joint ventures, which were affected by operational issues.

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

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	TRC Non- Partnership	Consolidated Operating Margin
	(In millions)
Three Months Ended June 30,
2013	$67.3	$16.7	$52.1	$27.4	$5.6	$-	$169.1
2012	53.9	28.0	45.7	26.2	12.8	0.6	167.2

Six Months Ended June 30,
2013	$121.1	$40.1	$108.6	$61.4	$12.3	$(0.2)	$343.3
2012	126.9	74.3	88.7	52.4	14.1	0.8	357.2

Results of Operations of the Partnership – By Reportable Segment

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$110.2	$85.0	$25.2	30%	$201.7	$187.3	$14.4	8%
Operating expenses	42.9	31.1	11.8	38%	80.6	60.4	20.2	33%
Operating margin	$67.3	$53.9	$13.4	25%	$121.1	$126.9	$(5.8)	(5%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	162.4	130.6	31.8	24%	157.4	138.2	19.2	14%
SAOU	155.1	121.9	33.2	27%	147.2	118.6	28.6	24%
North Texas System	290.8	242.7	48.1	20%	275.9	233.5	42.4	18%
Versado	170.8	169.9	0.9	1%	165.8	169.9	(4.1)	(2%)
Badlands	14.1	-	14.1	-	15.0	-	15.0	-
	793.2	665.1	128.1	19%	761.3	660.2	101.1	15%
Gross NGL production, MBbl/d
Sand Hills	17.5	15.4	2.1	14%	17.5	16.2	1.3	8%
SAOU	22.7	18.9	3.8	20%	21.7	18.5	3.2	17%
North Texas System	32.0	26.8	5.2	19%	30.5	25.8	4.7	18%
Versado	20.6	20.0	0.6	3%	20.0	19.6	0.4	2%
Badlands	1.8	-	1.8	-	1.7	-	1.7	-
	94.6	81.1	13.5	17%	91.4	80.1	11.3	14%
Crude oil gathered, MBbl/d	38.3	-	38.3	-	34.9	-	34.9	-
Natural gas sales, BBtu/d (3)	379.1	312.6	66.5	21%	359.3	313.0	46.3	15%
NGL sales, MBbl/d	67.3	67.5	(0.2)	0%	69.0	66.2	2.8	4%
Condensate sales, MBbl/d	3.6	3.5	0.1	4%	3.3	3.2	0.1	3%
Average realized prices (4):
Natural gas, $/MMBtu	3.89	2.02	1.87	93%	3.53	2.29	1.24	54%
NGL, $/gal	0.69	0.86	(0.17)	(20%)	0.71	0.96	(0.25)	(26%)
Condensate, $/Bbl	90.58	86.51	4.07	5%	88.40	92.34	(3.94)	(4%)

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The increase in gross margin was primarily due to higher throughput volumes and higher natural gas prices partially offset by lower NGL sales prices. The increase in plant inlet volumes was largely attributable to new well connects across each of our areas of operations. At the same time, volumes at Sand Hills and Versado were constrained by operational issues. NGL sales were flat, impacted by the planned partial curtailment of CBF in May and June 2013 (see Logistics Assets discussion). The planned partial curtailment of CBF also resulted in a temporary build of y-grade inventory, primarily for our third party producer customers, is expected to be fractionated during the third and fourth quarters.

The increase in operating expenses was primarily due to the addition of Badlands, additional compression related expenses due to increased volumes, system expansions and higher system maintenance and repair costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The six month results were impacted by the same factors as discussed above for the three month comparison of 2013 to 2012.

Coastal Gathering and Processing

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$28.6	$38.8	$(10.2)	(26%)	$62.6	$95.5	$(32.9)	(34%)
Operating expenses	11.9	10.8	1.1	10%	22.5	21.2	1.3	6%
Operating margin	$16.7	$28.0	$(11.3)	(40%)	$40.1	$74.3	$(34.2)	(46%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU (4)	317.7	214.7	103.0	48%	329.5	204.8	124.7	61%
Coastal Straddles	468.0	760.9	(292.9)	(38%)	471.3	800.2	(328.9)	(41%)
VESCO	493.3	442.3	51.0	12%	513.6	492.6	21.0	4%
	1,279.0	1,417.9	(138.9)	(10%)	1,314.4	1,497.6	(183.2)	(12%)
Gross NGL production, MBbl/d
LOU	8.4	8.2	0.2	2%	8.7	8.2	0.5	6%
Coastal Straddles	13.1	15.8	(2.7)	(17%)	13.3	16.7	(3.4)	(21%)
VESCO	15.2	18.9	(3.7)	(20%)	19.0	23.1	(4.1)	(18%)
	36.7	42.9	(6.2)	(15%)	41.0	48.0	(7.0)	(15%)
Natural gas sales, BBtu/d (3)	285.3	315.1	(29.8)	(9%)	280.2	298.5	(18.3)	(6%)
NGL sales, MBbl/d	35.3	40.7	(5.4)	(13%)	38.3	44.0	(5.7)	(13%)
Condensate sales, MBbl/d	0.3	0.2	0.1	63%	0.4	0.2	0.2	97%
Average realized prices:
Natural gas, $/MMBtu	4.09	2.27	1.82	80%	3.78	2.43	1.35	56%
NGL, $/gal	0.81	0.95	(0.14)	(14%)	0.83	1.06	(0.23)	(22%)
Condensate, $/Bbl	102.63	91.40	11.23	12%	107.19	111.64	(4.45)	(4%)

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the quarter and the denominator is the number of calendar days during the quarter.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the Big Lake processing plant acquired in July 2012.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The decrease in gross margin was primarily due to lower NGL prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes, the impact of the Yscloskey, Calumet and other third-party plant shutdowns and operational issues at VESCO and LOU. This volume decrease was partially offset by the addition of the Big Lake plant. The operational issues at VESCO included the impact of damage to one of the two third-party pipelines that provide NGL takeaway capacity for VESCO that constrained NGL production until repairs were completed in June. Lower natural gas sales volumes reflected decreased sales to other reportable segments for resale partially offset by an increase in demand from industrial customers.

The increase in operating expenses was primarily due to higher system maintenance and repair costs at LOU and Yscloskey mothballing expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The six month results were impacted by the same factors as discussed above for the three month comparison of 2013 to 2012.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$84.7	$69.1	$15.6	23%	$171.3	$133.5	$37.8	28%
Operating expenses	32.6	23.4	9.2	39%	62.7	44.8	17.9	40%
Operating margin	$52.1	$45.7	$6.4	14%	$108.6	$88.7	$19.9	22%
Operating statistics (1):
Fractionation volumes, MBbl/d	256.6	311.3	(54.7)	(18%)	257.3	302.5	(45.2)	(15%)
LSNG treating volumes, MBbl/d	19.4	27.1	(7.7)	(28%)	22.6	23.1	(0.5)	(2%)
Benzene treating volumes, MBbl/d	16.9	23.7	(6.8)	(29%)	18.8	20.4	(1.5)	(7%)

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The increase in gross margin reflects higher revenues from all logistics activities except for treating. Higher fractionation fees more than offset the impact of partially curtailed fractionation volumes associated with the planned maintenance turnaround at CBF. Included in the increase in fractionation gross margin is the impact of higher fuel prices, which pass through to operating expenses. The CBF planned maintenance, which started in May 2013 and was completed in July 2013, primarily addresses Occupational Safety and Health Administration (“OSHA”) Process Safety Management Standards and CBF’s mechanical integrity programs. Export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 41 MBbl/d for the three months ended June 30, 2013, compared to 28 MBbl/d for the same period last year. Export rates were also higher. Storage revenues were higher due to increased rates and new customers. Treating revenues decreased due to reduced market demand. Petroleum Logistics terminaling gross margin improved as a result of increased crude oil throughput, the 2013 start-up of a renewable fuels project, and improved margins.

The increase in operating expenses primarily reflects higher fuel and power prices (which have a corresponding impact on fractionating and treating revenues), expenses related to the commissioning of Train Four at CBF, and increased maintenance costs, partially offset by higher system product gains.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The six month results were impacted by the same factors as discussed above for the three month comparison of 2013 to 2012.

Marketing and Distribution

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$37.2	$35.4	$1.8	5%	$82.0	$70.8	$11.2	16%
Operating expenses	9.8	9.2	0.6	7%	20.6	18.4	2.2	12%
Operating margin	$27.4	$26.2	$1.2	5%	$61.4	$52.4	$9.0	17%
Operating statistics (1):
NGL sales, MBbl/d	282.9	274.4	8.5	3%	283.3	278.5	4.8	2%
Average realized prices:
NGL realized price, $/gal	0.84	0.92	(0.08)	(9%)	0.88	1.07	(0.19)	(18%)

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Gross margin increased primarily due to higher LPG export activity (which benefited both the Logistics Assets and Marketing and Distribution segments), higher truck and barge utilization and higher wholesale terminal margins, partially offset by lower marketing fees.

Operating expenses increased primarily due to higher truck utilization and increased storage operating costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The six month results were impacted by the same factors as discussed above for the three month comparison of 2013 to 2012.

Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In millions)
Gross margin	$5.6	$12.8	$(7.2)	$12.3	$14.1	$(1.8)
Operating margin	$5.6	$12.8	$(7.2)	$12.3	$14.1	$(1.8)

Other contains the financial effects of the Partnership’s hedging program on operating margin. It typically represents the cash settlements on the Partnership’s derivative contracts. Other also includes deferred gains or losses on previously terminated or de-designated hedge contracts that are reclassified to revenues upon the occurrence of the underlying physical transactions.

The primary purpose of the Partnership’s commodity risk management activities is to manage its exposure to commodity price risk and reduce volatility in its operating cash flow due to fluctuations in commodity prices. The Partnership has hedged the commodity price associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from its percent of proceeds or liquids processing arrangements by entering into derivative instruments.

The following table provides a breakdown of the Partnership’s hedge revenue by product:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In millions)
Natural gas	$1.0	$10.4	$(9.4)	$4.3	$19.0	$(14.7)
NGL	4.5	3.0	1.5	8.1	(2.6)	10.7
Crude oil	0.1	(0.6)	0.7	(0.1)	(2.3)	2.2
	$5.6	$12.8	$(7.2)	$12.3	$14.1	$(1.8)

Because we are essentially forward selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices.

Our Liquidity and Capital Resources

We have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Item 1A. Risk Factors.” As of June 30, 2013, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all of the outstanding IDRs; and

•	12,945,659 of the 106,080,164 outstanding common units of the Partnership, representing a 12.2% limited partnership interest.

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

As of July 29, 2013, our liquidity consisted of the following:
July 29, 2013
(In millions)
Cash on hand	$109.2
Total availability under TRC's credit facility	150.0
Less: Outstanding borrowings under TRC's credit facility	(84.0)
Less: Outstanding letters of credit outstanding under TRC's credit facility	-
Total liquidity	$175.2

We have sufficient liquidity to satisfy over the next 12 years the $65.6 million tax liability we incurred as a result of our sales of assets to the Partnership.

Subsequent Event

On July 16, 2013, the Partnership announced that the board of directors of its general partner declared a quarterly distribution for the three months ended June 30, 2013 of $0.715 per common unit, or an annual rate of $2.86 per common unit. This distribution will be paid on August 14, 2013. Based on these current distribution rates, we will receive approximate distributions in future quarters and years of:

•	$9.3 million or $37.0 million annually based on our common unit ownership in the Partnership;

•	$24.6 million or $98.2 million annually based on our IDRs; and

•	$2.0 million or $8.2 million annually based on our 2% general partner interests.

We intend to pay to our stockholders, on a quarterly basis, dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes, capital contributions to the Partnership and reserves established by our board of directors.

The following table details the dividends declared and/or paid by us during the three months ended June 30, 2013:
Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock

(In millions, except per share amounts)
June 30, 2013	August 15, 2013	$22.5	$22.1	$0.4	$0.53250
March 31, 2013	May 16, 2013	21.0	20.6	0.4	0.49500
December 31, 2012	February 15, 2013	19.4	19.0	0.4	0.45750

(1)	Represents accrued dividends on the restricted shares that are payable upon vesting.

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

The Partnership’s main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under the TRP Revolver, borrowings under the Securitization Facility, the issuance of additional common units and access to debt markets. The capital markets continue to experience volatility. The Partnership’s exposure to current credit conditions includes its credit facility, cash investments and counterparty performance risks. The Partnership continually monitors its liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders to the TRP Revolver and Securitization Facility.

As of July 29, 2013, the Partnership’s liquidity consisted of the following:
July 29, 2013
(In millions)
Cash on hand	$91.7
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	114.1
1,405.8
Less: Outstanding borrowings under the TRP Revolver	(368.0)
Outstanding borrowings under the Securitization Facility	(114.1)
Outstanding letters of credit under the TRP Revolver	(51.2)
Total liquidity	$872.5

The Partnership may issue additional equity or debt securities under its outstanding shelf registration statements to assist us in meeting future liquidity and capital spending requirements (see Notes 8 and 9).

During the six months ended June 30, 2013, pursuant to the 2012 Shelf , the Partnership  issued 5,971,395 common units representing net proceeds of $227.5 million received during the six months ended June 30, 2013 and an additional $32.8 million was received in July 2013. We contributed $4.0 million to maintain our 2% general partner interest during the six months ended June 30, 2013 and an additional $1.4 million was received in July 2013. Based upon market conditions and the Partnership’s capital needs, at its option, it has the ability to sell additional common units up to an aggregate amount of $35.6 million under the 2012 Shelf.

In April 2013, the Partnership filed with the SEC a universal shelf registration statement, the April 2013 Shelf, which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the six months ended June 30, 2013.

In July 2013, the Partnership filed with the SEC a universal shelf registration statement (the July 2013 Shelf) that, subject to effectiveness at the time of use, allowing it to issue up to an aggregate of $800 million of debt or equity securities. The July 2013 Shelf expires in August 2016.

In July 2013, the Partnership redeemed the outstanding 11¼% Notes for $80.9 million, including accrued interest.

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

The Partnership’s risk management position has moved from a net asset position of $22.2 million at December 31 2012 to a net asset position of $23.2 million at June 30, 2013. Aggregate forward prices for commodities are below the fixed prices the Partnership currently expects to receive on those derivative contracts, creating this net asset position. Consequently, the Partnership’s expected future receipts on derivative contracts are greater than its expected future payments. The Partnership accounts for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

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

For the six months ended June 30, 2013, the Partnership’s working capital increased $44.9 million, primarily due to an increase of inventory in advance of the start-up of the Partnership’s international export project coming on-line in the third quarter of this year, increased materials and supply inventory for the Badlands operations and a decrease in affiliate payables due to timing of reimbursements between the Partnership and us.

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

A significant portion of the Partnership’s capital resources may be utilized in the form of letters of credit to satisfy certain counterparty credit requirements. While the Partnership’s credit ratings have improved over time, these letters of credit reflect its non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, and counterparties’ views of the Partnership’s financial condition and ability to satisfy its performance obligations, as well as commodity prices and other factors. As of June 30, 2013, the Partnership had $47.9 million in letters of credit outstanding.

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities for the periods indicated. See “Statement of Cash Flows – Partnership versus Non-Partnership” for a detailed presentation of cash flow activity:

Six Months Ended June 30, 2013	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
Net cash provided by (used in):	(In millions)
Operating activities	$162.7	$176.8	$(14.1)
Investing activities	(455.0)	(455.0)	-
Financing activities	298.9	282.9	16.0
Six Months Ended June 30, 2012
Net cash provided by (used in):
Operating activities	$204.0	$225.0	$(21.0)
Investing activities	(251.1)	(250.8)	(0.3)
Financing activities	18.8	59.7	(40.9)

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

The following table displays the Partnership’s operating cash flows using the direct method as a supplement to the presentation in the Partnership’s financial statements:

	Six Months Ended June 30,
	2013	2012	2013 vs. 2012
	(In millions)
Cash flows from operating activities:
Cash received from customers	$2,900.3	$3,173.0	$(272.7)
Cash received from (paid to) derivative counterparties	12.3	16.6	(4.3)
Cash outlays for:
Product purchases	(2,421.8)	(2,704.8)	283.0
Operating expenses	(175.7)	(142.9)	(32.8)
General and administrative expenses	(87.7)	(76.7)	(11.0)
Cash distributions from equity investment	-	1.9	(1.9)
Interest paid, net of amounts capitalized (1)	(54.6)	(39.4)	(15.2)
Income taxes paid	(2.3)	(2.0)	(0.3)
Other cash receipts (payments)	6.3	(0.7)	7.0
Net cash provided by operating activities	$176.8	$225.0	$(48.2)

(1)	Net of capitalized interest paid of $14.8 million and $4.5 million included in investing activities for the six months ended June 30, 2013 and 2012.

Lower liquids prices were the primary factor in the changes in cash from customers, cash from derivative contracts, and cash paid for purchases. The impact of lower liquid prices on product purchases was partially offset by higher natural gas prices paid to producers. For the six months ended June 30, 2013 and 2012, our derivative settlements were a net cash inflow. Other changes in operating cash flows are consistent with explanations included in our discussion of the Partnership’s results of operations.

Cash Flow from Operating Activities - Non-Partnership

The operating activities of TRC – Non-Partnership are primarily related to interest, taxes and retained general and administrative expenses.

Cash Flow from Investing Activities - Partnership

The increase in net cash used in investing activities was due to an increase in current capital expansion projects of $195.5 million, increased maintenance capital expenditures of $10.6 million, an increase in other of $11.8 million, which is primarily related to materials and supply inventory purchases for our Badlands operations, offset by the absence of capital calls at our unconsolidated affiliates in 2013 compared to $13.7 million in 2012.

Cash Flow from Financing Activities - Partnership

The increase in net cash provided by financing activities was primarily due to an increase in long-term debt net borrowings of $203.4 million, an increase in proceeds from the issuance of common units of $66.8 million, partially offset by an increase in distributions to owners of $50.8 million.

Our primary financing activities that occurred during the six months ended June 30, 2013 were:

•	$395.0 million related to net repayments under credit facility;
•	$231.2 million from the sale of common units under the 2012 and 2013 EDAs;
•	$4.0 million related general partner contributions to maintain 2% general partner ownership;
•	$125.3 million of net borrowings under the Securitization Facility;
•	$618.1 million of new debt from the issuance of 4¼% Notes; and
•	$106.4 million related to the redemption of $100 million face value of 6⅜% Senior Notes.

Cash Flow Financing Activities - Non-Partnership

The decrease in net cash used in financing activities was primarily due to a decrease in the amount paid for the purchase of Partnership units of $47.8 million and an increase in distributions received of $21.7 million, partially offset by an increase in payments on the TRC Revolver of $4.0 million and an increase in dividends paid of $11.1 million.

Distributions from the Partnership and Dividends of TRC

The following table details the distributions declared and/or paid by the Partnership for the six months ended June 30, 2013 with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our shareholders for the same periods:

			Cash Distributions				Dividend	Total
		Cash				Distributions	Declared	Dividend
		Distribution	Limited	General		to Targa	Per TRC	Declared to
For the Three	Date Paid	Per Limited	Partner	Partner		Resources	Common	Common
Months Ended	or to be Paid	Partner Unit	Units	Interest	IDRs	Corp. (1)	Share	Shareholders
		(In millions, except per unit amounts)
June 30, 2013	August 14, 2013	$0.7150	$9.3	$2.0	$24.6	$35.9	$0.53250	$22.5
March 31, 2013	May 15, 2013	0.6975	9.0	1.9	22.1	33.0	0.49500	$21.0
December 31, 2012	February 14, 2013	0.6800	8.8	1.8	20.1	30.7	0.45750	19.4

(1)	Distributions to us comprise amounts attributable to our (i) limited partner units, (ii) general partner units, and (iii) IDRs.

Capital Requirements

The Partnership’s capital requirements relate to capital expenditures, which are classified as expansion expenditures, maintenance expenditures or business acquisitions. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets. Maintenance capital expenditures are those expenditures that are necessary to maintain the gas supply and service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life, and expenditures to remain in compliance with environmental laws and regulations.

	Six Months Ended June 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Capital expenditures:
Expansion (1)	$399.2	$399.2	$-	$206.5	$206.5	$-
Maintenance	43.4	43.4	-	32.2	31.9	0.3
Gross additions to property, plant and equipment	442.6	442.6	-	238.7	238.4	0.3
Change in capital project payables and accruals	1.9	1.9	-	-	-	-
Cash outlays for capital projects	$444.5	$444.5	$-	$238.7	$238.4	$0.3

(1)	Excludes the Partnership’s investment in Gulf Coast Fractionators, which is accounted for as an equity investment. Cash calls for expansion are reflected in Investment in unconsolidated affiliate in cash flows from investing activities on our Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

The Partnership estimates that its total growth capital expenditures for 2013 will be approximately $1.0 billion on a gross basis, and maintenance capital expenditures net to the Partnership’s interest will be approximately $85 million. Given the Partnership’s objective of growth through acquisitions, expansions of existing assets and other internal growth projects, the Partnership anticipates that over time they will invest significant amounts of capital to grow and acquire assets. The Partnership’s future expansion capital expenditures may vary significantly based on investment opportunities. The Partnership expects to fund future capital expenditures with funds generated from its operations, borrowings under the TRP Revolver and proceeds from issuances of additional equity and debt offerings.

Critical Accounting Policies and Estimates

The Partnership and our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. During the six months ended June 30, 2013, the Partnership established policies related to the amortization and useful lives of the intangible assets related to the Badlands acquisition.

Intangible assets arose from producer dedications under long-term contracts and customer relationships associated with business acquisitions. The fair value of these acquired intangible assets was determined at the date of acquisitions based on the present value of estimated future cash flows. Amortization expense attributable to these assets is recorded in a manner that closely resembles the expected pattern that we benefit from services provided to customers, which results in an acceleration of amortization expense versus the straight-line method.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by the Securities and Exchange Commission.

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

The primary purpose of the commodity risk management activities is to manage the exposure to commodity price risk and reduce volatility in the Partnership’s operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of the Partnership’s cash flows, as of June 30, 2013, the Partnership has hedged the commodity prices associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations, as well as in the LOU portion of the Coastal Gathering and Processing Operations, that results from percent of proceeds processing arrangements. The Partnership hedges a higher percentage of its expected equity volumes in the current year compared to future years, in which it hedges incrementally lower percentages of expected equity volumes. With swaps, the Partnership typically receives an agreed fixed price for a specified notional quantity of natural gas or NGLs and it pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than its actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership may buy calls in connection with swap positions to create a price floor with upside. The Partnership intends to continue to manage its exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. During the three months ended June 30, 2013 and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $5.5 million and $12.8 million. During the six months ended June 30, 2013 and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $12.2 million and $14.1 million. The net hedge adjustments that impact our consolidated revenues (but do not affect the Partnership’s revenues) include amortization of OCI related to hedges terminated and re-assigned upon the Partnership’s acquisition of Versado in 2010, as well as OCI related to terminations of commodity derivatives in July 2008.

As of June 30, 2013, the following derivative instruments, which are designated as hedging instruments, will settle during the years ending below:

Natural Gas
Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2013	2014	2015	2016	Fair Value
							(in millions)
Swap	IF-WAHA	4.45	18,354	-	-	-	$3.1
Swap	IF-WAHA	3.86	-	14,780	-	-	0.3
Swap	IF-WAHA	4.05	-	-	8,736	-	-
Swap	IF-WAHA	4.25	-	-	-	4,436	-
Total Swaps			18,354	14,780	8,736	4,436
Swap	IF-PB	4.50	14,871	-	-	-	2.8
Swap	IF-PB	3.80	-	11,966	-	-	0.3
Swap	IF-PB	4.02	-	-	7,076	-	0.2
Swap	IF-PB	4.22	-	-	-	3,608	0.1
Total Swaps			14,871	11,966	7,076	3,608
Swap	IF-NGPL MC	4.14	7,865	-	-	-	0.9
Swap	IF-NGPL MC	3.58	-	6,304	-	-	(0.3)
Swap	IF-NGPL MC	3.88	-	-	3,739	-	-
Swap	IF-NGPL MC	4.13	-	-	-	1,956	0.1
Total Swaps			7,865	6,304	3,739	1,956
Total			41,090	33,050	19,551	10,000
							$7.5

NGL
Instrument		Price	Bbl/d
Type	Index	$/Gal	2013	2014	Fair Value
					(in millions)
Swap	OPIS-MB	1.05	5,650	-	$11.2
Swap	OPIS-MB	1.21	-	1,000	5.6
Total			5,650	1,000
					$16.8

Condensate
Instrument		Price	Bbl/d
Type	Index	$/Bbl	2013	2014	Fair Value
					(in millions)
Swap	NY-WTI	93.23	2,045	-	$(0.7)
Swap	NY-WTI	89.80	-	1,450	(0.1)
Total			2,045	1,450
					$(0.8)

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

The Partnership accounts for the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership values its derivative contracts utilizing a discounted cash flow model for swaps and a standard option-pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which the Partnership is unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 13 to the “Consolidated Financial Statements” in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver. The Partnership is exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under its TRP Revolver and its Securitization Facility. As of June 30, 2013, neither the Partnership nor we have any interest rate hedges. However, the Partnership or we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and its Securitization Facility will also increase. As of June 30, 2013, the Partnership had $350.3 million in variable rate borrowings under its TRP Revolver and its Securitization Facility and we had variable rate borrowings of $78.0 million under our TRC Revolver. A hypothetical change of 100 basis points in the interest rate of variable rate debt would impact the Partnership’s annual interest expense by $3.5 million and the TRC Non-Partnership annual interest expense by $0.8 million.

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

As of June 30, 2013, affiliates of Wells Fargo Bank N.A. (“Wells Fargo”), Bank of America Merrill Lynch (“BAML”), Barclays PLC (“Barclays”) and Natixis Securities Americas LLC (“Natixis”) accounted for 30%, 23%, 17% and 11% of our counterparty credit exposure related to commodity derivative instruments. Wells Fargo, BAML, Barclays and Natixis are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

The Partnership has an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of the Partnership’s third-party accounts receivable, annual operating income would decrease by $4.4 million in the year of the assessment.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.10
Amendment to Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.9 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 28, 2011 (File No. 001-33303)).

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

10.1
Indenture dated as of May 14, 2013 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

10.2
Registration Rights Agreement dated as of May 14, 2013 among the Issuers, the Guarantors and Wells Fargo Securities, LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

10.3	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.4	Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.5	Amendment to Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.6
Targa Resources Partners LP Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.7
Targa Resources Partners LP Amendment to Outstanding Performance Units (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.8
First Amendment to the Targa Resources Investments Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.9
Targa Resources Partners LP Performance Unit Grant Agreement under the Targa Resources Corp. Long-Tern Incentive Plan (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.10
Targa Resources Corp. Amendment to Targa Resources Partner LP Outstanding Performance Units (incorporated by reference to Exhibit 10.5 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

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

Targa Resources Corp.
(Registrant)

Date: August 2, 2013	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)