Form 10-Q
period 2013-09-30
Targa Resources Corp.
filed 2013-11-05
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 28, 2013, there were 42,331,487 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II-Other Information, Item 1A. Risk Factors.” of this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	the Partnership’s and our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in the Partnership’s transactions;

•	the Partnership’s success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions of the Partnership;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for the Partnership’s services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	the Partnership’s ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around the Partnership’s assets, its success in connecting natural gas supplies to its gathering and processing systems, oil supplies to its gathering systems and NGL supplies to its logistics and marketing facilities and the Partnership’s success in connecting its facilities to transportation and markets;

•	the Partnership’s and our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II - Other Information, Item 1A. Risk Factors.” of this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offer Rate
NYSE	New York Stock Exchange

Price Index Definitions
IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$83.7	$76.3
Trade receivables, net of allowances of $0.9 million and $0.9 million	498.5	514.9
Inventories	201.7	99.4
Assets from risk management activities	10.9	29.3
Other current assets	14.2	13.4
Total current assets	809.0	733.3
Property, plant and equipment	5,454.0	4,708.0
Accumulated depreciation	(1,344.6)	(1,170.0)
Property, plant and equipment, net	4,109.4	3,538.0
Other intangible assets, net	660.3	680.8
Long-term assets from risk management activities	3.9	5.1
Investment in unconsolidated affiliate	51.2	53.1
Other long-term assets	91.5	94.7
Total assets	$5,725.3	$5,105.0

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$679.6	$679.0
Deferred income taxes	2.0	0.2
Liabilities from risk management activities	5.5	7.4
Total current liabilities	687.1	686.6
Long-term debt	2,867.9	2,475.3
Long-term liabilities from risk management activities	1.6	4.8
Deferred income taxes	136.1	131.2
Other long-term liabilities	58.0	53.7

Commitments and contingencies (see Note 14)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized, 42,529,218 shares issued and 42,331,487 shares outstanding as of September 30, 2013, and 42,492,233shares issued and 42,294,502 shares outstanding as of December 31, 2012)	-	-
Preferred stock ($0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012)	-	-
Additional paid-in capital	147.6	184.4
Retained earnings (accumulated deficit)	12.6	(32.0)
Accumulated other comprehensive income	0.3	1.2
Treasury stock, at cost (197,731 shares as of September 30, 2013 and as of December 31, 2012)	(9.5)	(9.5)
Total Targa Resources Corp. stockholders' equity	151.0	144.1
Noncontrolling interests in subsidiaries	1,823.6	1,609.3
Total owners' equity	1,974.6	1,753.4
Total liabilities and owners' equity	$5,725.3	$5,105.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Unaudited)
	(In millions, except per share amounts)
Revenues	$1,556.8	$1,393.5	$4,396.2	$4,358.4
Costs and expenses:
Product purchases	1,259.8	1,153.0	3,573.8	3,611.8
Operating expenses	97.6	78.3	279.8	227.2
Depreciation and amortization expenses	69.0	48.6	198.7	144.3
General and administrative expenses	37.7	35.7	112.5	106.5
Other operating expense	4.2	18.9	8.3	18.8
Income from operations	88.5	59.0	223.1	249.8
Other income (expense):
Interest expense, net	(33.4)	(30.0)	(97.9)	(91.0)
Equity earnings (loss)	5.6	(2.2)	10.1	(0.3)
Loss on debt redemption	(7.4)	-	(14.7)	-
Other	9.1	(1.8)	15.3	(2.1)
Income before income taxes	62.4	25.0	135.9	156.4
Income tax expense:
Current	(6.6)	(4.3)	(23.3)	(20.3)
Deferred	(6.4)	(1.7)	(7.0)	(4.4)
	(13.0)	(6.0)	(30.3)	(24.7)
Net income	49.4	19.0	105.6	131.7
Less: Net income attributable to noncontrolling interests	33.1	10.3	61.0	104.8
Net income available to common shareholders	$16.3	$8.7	$44.6	$26.9

Net income available per common share - basic	$0.39	$0.21	$1.07	$0.66
Net income available per common share - diluted	$0.39	$0.21	$1.06	$0.64
Weighted average shares outstanding - basic	41.6	41.0	41.6	41.0
Weighted average shares outstanding - diluted	42.1	41.9	42.1	41.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2013			2012
	Pre- Tax	Related Income Tax	After Tax	Pre- Tax	Related Income Tax	After Tax

	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$16.3			$8.7
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$(1.6)	$0.6	(1.0)	$(3.7)	$2.0	(1.7)
Settlements reclassified to revenues	(0.6)	0.2	(0.4)	(3.0)	1.6	(1.4)
Interest rate swaps:
Settlements reclassified to interest expense, net	0.2	(0.1)	0.1	0.3	(1.0)	(0.7)
Other comprehensive income (loss) attributable to Targa Resources Corp.	$(2.0)	$0.7	(1.3)	$(6.4)	$2.6	(3.8)
Comprehensive income (loss) attributable to Targa Resources Corp.			$15.0			$4.9

Net income attributable to noncontrolling interests			$33.1			$10.3
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$(9.7)	$-	(9.7)	$(18.9)	$(0.2)	(19.1)
Settlements reclassified to revenues	(3.9)	-	(3.9)	(12.4)	(0.1)	(12.5)
Interest rate swaps:
Settlements reclassified to interest expense, net	1.3	-	1.3	1.6	-	1.6
Other comprehensive income (loss) attributable to noncontrolling interests	$(12.3)	$-	(12.3)	$(29.7)	$(0.3)	(30.0)
Comprehensive income (loss) attributable to noncontrolling interests			$20.8			$(19.7)

Total comprehensive income (loss)			$35.8			$(14.8)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended September 30,
	2013			2012
	Pre- Tax	Related Income Tax	After Tax	Pre- Tax	Related Income Tax	After Tax

	(Unaudited)
	(In millions)
Net income attributable to Targa Resources Corp.			$44.6			$26.9
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$0.3	$(0.1)	0.2	$11.5	$(2.5)	9.0
Settlements reclassified to revenues	(2.3)	0.9	(1.4)	(6.6)	1.4	(5.2)
Interest rate swaps:
Settlements reclassified to interest expense, net	0.6	(0.3)	0.3	1.0	(1.3)	(0.3)
Other comprehensive income (loss) attributable to Targa Resources Corp.	$(1.4)	$0.5	(0.9)	$5.9	$(2.4)	3.5
Comprehensive income attributable to Targa Resources Corp.			$43.7			$30.4

Net income attributable to noncontrolling interests			$61.0			$104.8
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$2.1	$-	2.1	$59.4	$-	59.4
Settlements reclassified to revenues	(14.7)	-	(14.7)	(25.1)	-	(25.1)
Interest rate swaps:
Settlements reclassified to interest expense, net	4.1	-	4.1	5.1	-	5.1
Other comprehensive income (loss) attributable to noncontrolling interests	$(8.5)	$-	(8.5)	$39.4	$-	39.4
Comprehensive income attributable to noncontrolling interests			$52.5			$144.2

Total comprehensive income			$96.2			$174.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Total

	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2012	42,295	$-	$184.4	$(32.0)	$1.2	198	$(9.5)	$1,609.3	$1,753.4
Compensation on equity grants	36	-	5.6	-	-	-	-	4.4	10.0
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(1.1)	(1.1)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	377.4	377.4
Receivables from unit offerings	-	-	(3.3)	-	-	-	-	-	(3.3)
Impact of Partnership equity transactions	-	-	23.8	-	-	-	-	(23.8)	-
Dividends	-	-	(62.9)	-	-	-	-	-	(62.9)
Distributions	-	-	-	-	-	-	-	(195.1)	(195.1)
Other comprehensive income (loss)	-	-	-	-	(0.9)	-	-	(8.5)	(9.4)
Net income	-	-	-	44.6	-	-	-	61.0	105.6
Balance, September 30, 2013	42,331	$-	$147.6	$12.6	$0.3	198	$(9.5)	$1,823.6	$1,974.6

Balance, December 31, 2011	42,398	$-	$229.5	$(70.1)	$(1.3)	-	$-	$1,172.6	$1,330.7
Compensation on equity grants	94	-	10.5	-	-	-	-	2.5	13.0
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(0.4)	(0.4)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	115.2	115.2
Impact of Partnership equity transactions	-	-	(20.3)	-	-	-	-	20.3	-
Dividends	-	-	(46.5)	-	-	-	-	-	(46.5)
Distributions	-	-	(1.2)	-	-	-	-	(158.1)	(159.3)
Other comprehensive income (loss)	-	-	-	-	3.5	-	-	39.4	42.9
Net income	-	-	-	26.9	-	-	-	104.8	131.7
Balance, September 30, 2012	42,492	$-	$172.0	$(43.2)	$2.2	-	$-	$1,296.3	$1,427.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities	(In millions)
Net income	$105.6	$131.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	12.1	14.7
Compensation on equity grants	10.0	13.0
Depreciation and amortization expense	198.7	144.3
Accretion of asset retirement obligations	3.0	3.0
Deferred income tax expense	7.0	4.4
Equity (earnings) loss, net of distributions	-	0.3
Risk management activities	-	1.7
Loss (gain) on sale or disposition of assets	3.1	15.5
Loss on debt redemption	14.7	-
Changes in operating assets and liabilities:
Receivables and other assets	19.7	162.9
Commodity Inventories	(110.3)	4.9
Accounts payable and other liabilities	(5.5)	(206.2)
Net cash provided by operating activities	258.1	290.2
Cash flows from investing activities
Outlays for property, plant and equipment	(708.2)	(365.1)
Business acquisition, net of cash acquired	-	(25.8)
Purchase of materials and supplies	(35.3)	-
Investment in unconsolidated affiliate	-	(16.8)
Return of capital from unconsolidated affiliate	1.9	2.3
Other, net	4.0	1.6
Net cash used in investing activities	(737.6)	(403.8)
Cash flows from financing activities
Partnership loan facilities:
Borrowings	1,743.0	1,120.0
Repayments	(1,521.2)	(938.0)
Partnership accounts receivable securitization facility:
Borrowings	261.6	-
Repayments	(93.6)	-
Non-Partnership loan facilities:
Borrowings	36.0	-
Repayments	(48.0)	-
Costs incurred in connection with financing arrangements	(13.6)	(10.0)
Distributions	(195.1)	(159.3)
Equity offering of the Partnership units	379.6	120.7
Dividends to common shareholders	(61.8)	(44.9)
Net cash provided by financing activities	486.9	88.5
Net change in cash and cash equivalents	7.4	(25.1)
Cash and cash equivalents, beginning of period	76.3	145.8
Cash and cash equivalents, end of period	$83.7	$120.7

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include all adjustments, which we believe are necessary, for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

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

As of September 30, 2013, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all Incentive Distribution Rights (“IDRs”); and

•	12,945,659 common units of the Partnership, representing a 11.9% limited partnership interest.

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

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Significant updates or revisions to these policies during the nine months ended September 30, 2013 are shown below.

Accounts Receivable Securitization Facility

Proceeds from the sale or contribution of certain receivables under our Accounts Receivable Securitization Facility (the “Securitization Facility”) are treated as collateralized borrowings in our financial statements. Such borrowings are reflected as long-term debt on our balance sheets to the extent that the Partnership has the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our statements of cash flows.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. We currently present the Partnership’s derivative assets and liabilities on a gross basis on our statement of financial position. The amendments require disclosure of both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We have provided these additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 12.

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

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. As of September 30, 2013, the contingent consideration was re-estimated to be $0, resulting in an increase in Other income of $9.1 million for third quarter 2013 and $15.3 million year-to-date 2013. The elimination of the contingent liability reflects management’s updated assessment, with only nine months remaining on the contingency period, that we will not meet the stipulated volumetric thresholds.

Our Annual Report on Form 10-K included pro-forma information for the year ended 2012 regarding the Badlands acquisition. The following table presents updated 2012 pro forma information to reflect the effects of our 2013 policy decisions regarding depreciation and amortization of acquired properties and intangible assets, as described below. The following table also presents quarterly unaudited pro forma information for the three and nine months ended September 30,  2012  for comparative purposes in this quarterly report.

			Three Months Ended	Nine Months Ended
	Year Ended December 31, 2012		September 30, 2012	September 30, 2012
	As reported in 10-K	Pro forma	Pro forma	Pro forma
	(In millions, except per share amounts)
Revenues	$5,885.7	$5,909.9	$1,401.3	$4,374.0
Net income	159.3	129.5	12.1	105.9
Less: Net income attributable to noncontrolling interests	121.2	83.5	1.4	72.4
Net income attributable to Targa Resources Corp.	$38.1	$46.0	$10.7	$33.5

Net income per common share - Basic	$0.93	$1.12	$0.26	$0.82
Net income per common share - Diluted	$0.91	$1.10	$0.26	$0.80

The Partnership applied the same assumptions used in preparing the year-end pro forma schedules reported in its Annual Report on Form 10-K except for the following adjustments to conform to its current accounting policies:

•	depreciation expense associated with the fair value adjustments to property, plant and equipment using the straight-line method over a useful life of 15-20 years. The pro forma information included in our 2012 Form 10-K utilized a 30 year useful life;

•	amortization expense associated with the fair value adjustments to definite-lived intangibles in a manner that follows the expected pattern of services provided to customers, over a useful life of 20 years. The pro forma information included in our 2012 Form 10-K utilized a straight-line method over a 30 year life; and

•	adjustment to pro forma revenues to report purchases and sales on a net, rather than gross, basis for certain Badlands natural gas processing agreements in which we are in substance an agent rather than a principal.

Note 5 — Inventories

The components of inventories consisted of the following:

	September 30, 2013	December 31, 2012
Commodities	$163.3	$82.3
Materials and supplies	38.4	17.1
	$201.7	$99.4

Note 6 — Property, Plant and Equipment and Intangible Assets

	September 30, 2013			December 31, 2012
	Targa Resources Partners LP	TRC Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC Non- Partnership	Targa Resources Corp. Consolidated	Estimated Useful Lives (In Years)
Gathering systems	$2,119.7	$-	$2,119.7	$1,975.3	$-	$1,975.3	5 to 20
Processing and fractionation facilities	1,528.4	6.6	1,535.0	1,251.6	6.6	1,258.2	5 to 25
Terminaling and storage facilities	691.5	-	691.5	462.0	-	462.0	5 to 25
Transportation assets	292.6	-	292.6	292.5	-	292.5	10 to 25
Other property, plant and equipment	109.2	0.2	109.4	84.6	0.2	84.8	3 to 25
Land	88.7	-	88.7	87.1	-	87.1	-
Construction in progress	617.1	-	617.1	548.1	-	548.1	-
Property, plant and equipment	$5,447.2	$6.8	$5,454.0	$4,701.2	$6.8	$4,708.0
Accumulated depreciation	(1,342.4)	(2.2)	(1,344.6)	(1,168.0)	(2.0)	(1,170.0)
Property, plant and equipment, net	$4,104.8	$4.6	$4,109.4	$3,533.2	$4.8	$3,538.0

Intangible assets	$681.8	$-	$681.8	$681.9	$-	$681.9	20
Accumulated amortization	(21.5)	-	(21.5)	(1.1)	-	(1.1)
Intangible assets, net	$660.3	$-	$660.3	$680.8	$-	$680.8

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

Note 7 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Commodities	$451.0	$416.8
Other goods and services	135.0	154.4
Interest	42.3	39.5
Compensation and benefits	32.5	40.7
Other	18.8	27.6
	$679.6	$679.0

Note 8 — Debt Obligations

	September 30, 2013	December 31, 2012
Long-term debt:
Non-Partnership obligations:
TRC Senior secured revolving credit facility, variable rate, due October 2017 (1)	$70.0	$82.0
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due October 2017 (3)	400.0	620.0
Senior unsecured notes, 11¼% fixed rate, due July 2017 (4)	-	72.7
Unamortized discount	-	(2.5)
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(28.7)	(30.5)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	400.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	-
Accounts receivable securitization facility, due January 2014 (5)	168.0	-
Total long-term debt	$2,867.9	$2,475.3
Irrevocable standby letters of credit:
Letters of credit outstanding under TRC Senior secured credit facility (1)	$-	$-
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	50.0	45.3
	$50.0	$45.3
___________
(1)	As of September 30, 2013, availability under TRC’s $150 million senior secured revolving credit facility was $80.0 million.
(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of September 30, 2013, availability under the Partnership’s $1.2 billion senior secured revolving credit facility was $750.0 million.
(4)	The outstanding balance of the 11¼% Notes was redeemed on July 15, 2013. See “Senior Notes Repayments and Redemptions” below.
(5)	All amounts outstanding under the Partnership’s Securitization Facility are reflected as long-term debt in our balance sheet because the Partnership has the ability and intent to fund the Securitization Facility’s borrowing with availability under the Partnership’s Revolver (“the TRP Revolver”).

The following table shows the range of interest rates and weighted average interest rate incurred on our and the Partnership’s variable-rate debt obligations during the nine months ended September 30, 2013:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC senior secured revolving credit facility	2.9% - 3.0%	2.9%
Partnership's senior secured revolving credit facility	1.9% - 4.5%	2.3%
Partnership's accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of September 30, 2013, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

The Partnership’s Accounts Receivable Securitization Facility

In January 2013, the Partnership entered into the Securitization Facility to provide up to $200 million of borrowing capacity at commercial paper or LIBOR market index rates plus a margin through January 2014. Under this Securitization Facility, one of the Partnership’s consolidated subsidiaries (Targa Liquids Marketing and Trade LLC or “TLMT”) sells or contributes receivables, without recourse, to another of the Partnership’s consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Eligible TRLLC receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us.

The Partnership’s April 2013 Shelf

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the “April 2013 Shelf”), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the nine months ended September 30, 2013.

The Partnership’s July 2013 Shelf

In July 2013, the Partnership filed with the SEC a universal shelf registration statement that allows it to issue up to an aggregate of $800 million of debt or equity securities (the “July 2013 Shelf”). The July 2013 Shelf expires in August 2016. See Note 9 for equity issuances under the July 2013 Shelf.

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

Senior Notes Repayments and Redemptions
In June 2013, the Partnership paid $106.4 million plus accrued interest, which included a premium of $6.4 million, to redeem $100 million of the outstanding 6⅜% Senior Notes due 2022 (the “6⅜% Notes”). The redemption resulted in a $7.4 million loss on debt redemption, including the write-off of $1.0 million of unamortized debt issue costs.

In July 2013, the Partnership paid $76.8 million plus accrued interest, which included a premium of $4.1 million, per the terms of the note agreement to redeem the outstanding balance of the 11¼% Senior Notes due 2017 (the “11¼% Notes”). The redemption resulted in a $7.4 million loss on debt redemption in the third quarter 2013, including the write-off of $1.0 million of unamortized debt issue costs.

Note 9 — Partnership Units and Related Matters

Public Offerings of Common Units

In 2012, the Partnership filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $300 million of debt or equity securities (the “2012 Shelf”). The 2012 Shelf expires in August 2015.

In August 2012, the Partnership entered into an Equity Distribution Agreement (“2012 EDA”) with Citigroup Global Markets Inc. (“Citigroup”) pursuant to which the Partnership may sell, at its option, up to an aggregate of $100 million of its common units through Citibank, as sales agent, under the 2012 Shelf. Settlement for sales of common units occurs on the third business day following the date on which any sales were made. During the nine months ended September 30, 2013, the Partnership issued 2,420,046 common units under the 2012 EDA, receiving net proceeds of $94.8 million. We contributed $2.0 million to maintain our 2% general partner interest.

In March 2013, the Partnership entered into a second Equity Distribution Agreement under the 2012 Shelf (“March 2013 EDA”) with Citigroup, Deutsche Bank Securities Inc.(“Deutsche Bank”), Raymond James & Associates, Inc. (“Raymond James”) and UBS Securities LLC (“UBS”), as sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $200 million of the Partnership common units. During the nine months ended September 30, 2013, the Partnership issued 4,204,751 common units, receiving net proceeds of $197.5 million. During the nine months ended September 30, 2013, we contributed $4.1 million to maintain our 2% general partner interest.

In August 2013, the Partnership entered into an Equity Distribution Agreement under the July 2013 Shelf (“August 2013 EDA”) with Citigroup, Deutsche Bank, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as its sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $400 million of the Partnership’s common units. During the third quarter of 2013, the Partnership issued 1,724,930 common units under the August 2013 EDA, receiving net proceeds of $85.1 million, of which $3.3 million was received in October 2013 and reported as a receivable in Owner’s Equity. We contributed $1.8 million to the Partnership to maintain our 2% general partner interest, which we settled in October.

Distributions

In accordance with the partnership agreement, the Partnership must distribute all of its available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by the Partnership for the nine months ended September 30, 2013.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions to Targa Resources Corp.	Distributions per limited partner unit
		Common	Incentive	2%	Total
(In millions, except per unit amounts)
September 30, 2013	November 14, 2013	$79.4	$26.9	$2.2	$108.5	$38.6	$0.7325
June 30, 2013	August 14, 2013	75.8	24.6	2.0	102.4	35.9	0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	33.0	0.6975
December 31, 2012	February 14, 2013	69.0	20.1	1.8	90.9	30.7	0.6800

Note 10 — Common Stock and Related Matters

The following table details the dividends declared and/or paid by us for the nine months ended September 30, 2013:

Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock

(In millions, except per share amounts)
September 30, 2013	November 15, 2013	$24.1	$23.7	$0.4	$0.57000
June 30, 2013	August 15, 2013	22.5	22.1	0.4	0.53250
March 31, 2013	May 16, 2013	21.0	20.6	0.4	0.49500
December 31, 2012	February 15, 2013	19.4	19.0	0.4	0.45750
________
(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 11 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$49.4	$19.0	$105.6	$131.7
Less: Net income attributable to noncontrolling interests	33.1	10.3	61.0	104.8
Net income attributable to common shareholders	$16.3	$8.7	$44.6	$26.9

Weighted average shares outstanding - basic	41.6	41.0	41.6	41.0

Net income available per common share - basic	$0.39	$0.21	$1.07	$0.66

Weighted average shares outstanding	41.6	41.0	41.6	41.0
Dilutive effect of unvested stock awards	0.5	0.9	0.5	0.8
Weighted average shares outstanding - diluted	42.1	41.9	42.1	41.8

Net income available per common share - diluted	$0.39	$0.21	$1.06	$0.64

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

At September 30, 2013, the notional volumes of the Partnership’s commodity hedges for equity volumes were:

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

		Fair Value as of September 30, 2013		Fair Value as of December 31, 2012
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$10.8	$5.4	$29.2	$7.2
	Long-term	3.9	1.6	5.1	4.8
Total derivatives designated as hedging instruments		$14.7	$7.0	$34.3	$12.0

Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.1	$0.1	$0.1	$0.2
Total derivatives not designated as hedging instruments		$0.1	$0.1	$0.1	$0.2

Total current position		$10.9	$5.5	$29.3	$7.4
Total long-term position		3.9	1.6	5.1	4.8
Total derivatives		$14.8	$7.1	$34.4	$12.2

The pro forma impact of reporting derivatives in the Consolidated Balance Sheet is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
September 30, 2013	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$10.3	$3.8	$6.5	$-
Counterparties without offsetting position - assets	0.6	-	0.6	-
Counterparties without offsetting position - liabilities	-	1.7	-	1.7
	10.9	5.5	7.1	1.7
Long-term position
Counterparties with offsetting position	2.8	1.1	1.7	-
Counterparties without offsetting position - assets	1.1	-	1.1	-
Counterparties without offsetting position - liabilities	-	0.5	-	0.5
	3.9	1.6	2.8	0.5
Total derivatives
Counterparties with offsetting position	13.1	4.9	8.2	-
Counterparties without offsetting position - assets	1.7	-	1.7	-
Counterparties without offsetting position - liabilities	-	2.2	-	2.2
	$14.8	$7.1	$9.9	$2.2

December 31, 2012
Current position
Counterparties with offsetting position	$23.8	$7.4	$16.4	$-
Counterparties without offsetting position - assets	5.5	-	5.5	-
Counterparties without offsetting position - liabilities	-	-	-	-
	29.3	7.4	21.9	-
Long-term position
Counterparties with offsetting position	4.4	2.8	1.6	-
Counterparties without offsetting position - assets	0.7	-	0.7	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	5.1	4.8	2.3	2.0
Total derivatives
Counterparties with offsetting position	28.2	10.2	18.0	-
Counterparties without offsetting position - assets	6.2	-	6.2	-
Counterparties without offsetting position - liabilities	-	2.0	-	2.0
	$34.4	$12.2	$24.2	$2.0

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of the Partnership’s derivative instruments was a net asset of $7.7 million as of September 30, 2013. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2013	2012	2013	2012
Commodity contracts	$(11.3)	$(22.6)	$2.4	$70.9
	$(11.3)	$(22.6)	$2.4	$70.9

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2013	2012	2013	2012
Interest expense, net	$(1.5)	$(1.9)	$(4.7)	$(6.1)
Revenues	4.5	15.4	17.0	31.7
	$3.0	$13.5	$12.3	$25.6

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

The following table shows the deferred gains (losses) included in accumulated OCI that will be reclassified into earnings through the end of 2016:

	September 30, 2013	December 31, 2012
Commodity hedges, before tax	$1.1	$3.2
Commodity hedges, after tax	0.6	1.9
Interest rate hedges, before tax	(0.5)	(1.2)
Interest rate hedges, after tax	(0.3)	(0.7)

As of September 30, 2013, net gains of $6.0 million on commodity hedges and net losses of $3.8 million on terminated interest rate swaps recorded in OCI are expected to be reclassified to revenue and interest expense during the next twelve months.

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

The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

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

The fair values of the Partnership’s derivative instruments, which aggregate to a net asset position of $7.7 million as of September 30, 2013, are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This asset position reflects the present value, adjusted for counterparty credit risk, of the amount the Partnership expects to receive in the future on its derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $12.4 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $27.8 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our consolidated balance sheet at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2013
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$14.8	$14.8	$-	$13.6	$1.2
Liabilities from commodity derivative contracts	7.1	7.1	-	6.7	0.4
Badlands contingent consideration liability	-	-	-	-	-
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	83.7	83.7	-	-	-
TRC Senior secured revolving credit facility	70.0	70.0	-	70.0	-
Partnership's Senior secured revolving credit facility	400.0	400.0	-	400.0	-
Partnership's Senior unsecured notes	2,229.9	2,261.0	-	2,261.0	-
Partnership's accounts receivable securitization facility	168.0	168.0	-	168.0	-

	December 31, 2012
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$34.3	$34.3	$-	$34.3	$-
Liabilities from commodity derivative contracts	12.1	12.1	-	11.5	0.6
Badlands contingent consideration liability	15.3	15.3	-	-	15.3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	76.3	76.3	-	-	-
TRC Senior secured revolving credit facility	82.0	82.0	-	82.0	-
Partnership's Senior secured revolving credit facility	620.0	620.0	-	620.0	-
Partnership's Senior unsecured notes	1,773.3	1,945.2	-	1,945.2	-

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheet

As of September 30, 2013, we reported certain of the Partnership’s natural gas basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of September 30, 2013, the Partnership had nine natural gas basis swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of the Partnership’s Level 3 derivatives are the forward natural gas basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

In 2012, the Partnership recorded a contingent consideration liability as part of the purchase consideration for the Badlands acquisition (see Note 4). The fair value of this contingent liability was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA. At September 30, 2013, with only nine months remaining in the contingency period, management re-estimated the contingent liability, reflecting its updated assessments of the likelihood of meeting the stipulated volumetric thresholds, net of accretion of the discount factor due to the passage of time. Consequently, as these probability-based inputs are not observable, the entire valuation of the contingent consideration is categorized in Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts	Contingent Liability
Balance, December 31, 2012	$(0.6)	$(15.3)
Settlements included in Revenue	1.4	-
Change in valuation of contingent liability included in Other Income	-	15.3
Balance, September 30, 2013	$0.8	$-

There has been no material transfer of assets or liabilities between the three levels of the fair value hierarchy during the nine months ended September 30, 2013.

Note 14 — Commitments and Contingencies

Environmental

On August 15, 2013, the Partnership received a notice of violation with a proposed penalty in the amount of $130,600 from the New Mexico Environment Department (“NMED”) for alleged violations of certain air quality permit conditions at the Monument gas processing plant in Lea County, New Mexico, which is operated by the Partnership and owned by Versado Gas Processors, L.L.C. (“Versado”), a joint venture in which the Partnership owns a 63% interest. The Partnership is in discussions with the NMED to resolve this matter.

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

Note 15 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
Cash:
Interest paid, net of capitalized interest	$83.0	$82.9
Income taxes paid, net of refunds	23.1	24.4
Non-cash:
Deadstock inventory transferred to property, plant and equipment	28.3	2.9
Accrued dividends on unvested equity awards	1.1	1.6
Receivables from unit offerings	3.3	-
Change in capital accruals	3.8	9.3
Transfers from materials and supplies to property, plant and equipment	15.1	-
Change in ARO estimate	1.4	-

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

	Three Months Ended September 30, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$56.5	$71.1	$38.8	$1,249.5	$4.8	$-	$(0.1)	$1,420.6
Fees from midstream services	27.4	7.4	53.0	48.4	-	-	-	136.2
	83.9	78.5	91.8	1,297.9	4.8	-	(0.1)	1,556.8
Intersegment revenues
Sales of commodities	318.9	163.1	1.8	118.5	-	(602.3)	-	-
Fees from midstream services	0.8	-	42.1	8.4	-	(51.3)	-	-
	319.7	163.1	43.9	126.9	-	(653.6)	-	-
Revenues	$403.6	$241.6	$135.7	$1,424.8	$4.8	$(653.6)	$(0.1)	$1,556.8
Operating margin	$70.6	$21.1	$70.5	$32.5	$4.8	$-	$(0.1)	$199.4
Other financial information:
Total assets	$3,095.9	$385.8	$1,407.5	$638.8	$14.8	$105.2	$77.3	$5,725.3
Capital expenditures	$177.5	$4.3	$99.9	$1.7	$-	$1.1	$-	$284.5

	Three Months Ended September 30, 2012
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$42.2	$60.5	$52.9	$1,136.4	$14.0	$-	$0.6	$1,306.6
Fees from midstream services	8.5	7.4	43.6	27.4	-	-	-	86.9
	50.7	67.9	96.5	1,163.8	14.0	-	0.6	1,393.5
Intersegment revenues
Sales of commodities	274.8	150.5	0.5	151.5	-	(577.3)	-	-
Fees from midstream services	0.3	-	27.6	7.2	-	(35.1)	-	-
	275.1	150.5	28.1	158.7	-	(612.4)	-	-
Revenues	$325.8	$218.4	$124.6	$1,322.5	$14.0	$(612.4)	$0.6	$1,393.5
Operating margin	$53.8	$18.0	$50.4	$25.4	$14.0	$-	$0.6	$162.2
Other financial information:
Total assets	$1,717.3	$421.8	$977.5	$491.7	$44.8	$117.8	$110.6	$3,881.5
Capital expenditures	$66.7	$28.2	$64.0	$0.9	$-	$1.7	$-	$161.5

	Nine Months Ended September 30, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$145.7	$223.8	$117.0	$3,528.4	$17.0	$-	$(0.2)	$4,031.7
Fees from midstream services	70.3	25.9	147.6	120.7	-	-	-	364.5
	216.0	249.7	264.6	3,649.1	17.0	-	(0.2)	4,396.2
Intersegment revenues
Sales of commodities	882.9	450.9	3.6	354.7	-	(1,692.1)	-	-
Fees from midstream services	2.4	-	111.8	20.8	-	(135.0)	-	-
	885.3	450.9	115.4	375.5	-	(1,827.1)	-	-
Revenues	$1,101.3	$700.6	$380.0	$4,024.6	$17.0	$(1,827.1)	$(0.2)	$4,396.2
Operating margin	$191.8	$61.2	$178.9	$94.0	$17.0	$-	$(0.3)	$542.6
Other financial information:
Total assets	$3,095.9	$385.8	$1,407.5	$638.8	$14.8	$105.2	$77.3	$5,725.3
Capital expenditures	$388.8	$15.1	$317.7	$2.4	$-	$3.1	$-	$727.1

	Nine Months Ended September 30, 2012
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$134.2	$172.0	$152.9	$3,622.2	$28.1	$-	$1.6	$4,111.0
Fees from midstream services	27.3	15.9	125.6	78.5	-	0.1	-	247.4
	161.5	187.9	278.5	3,700.7	28.1	0.1	1.6	4,358.4
Intersegment revenues
Sales of commodities	851.9	532.7	0.6	398.3	-	(1,783.5)	-	-
Fees from midstream services	0.9	0.1	76.2	23.5	-	(100.7)	-	-
	852.8	532.8	76.8	421.8	-	(1,884.2)	-	-
Revenues	$1,014.3	$720.7	$355.3	$4,122.5	$28.1	$(1,884.1)	$1.6	$4,358.4
Operating margin	$180.6	$92.3	$139.2	$77.8	$28.1	$-	$1.4	$519.4
Other financial information:
Total assets	$1,717.3	$421.8	$977.5	$491.7	$44.8	$117.8	$110.6	$3,881.5
Capital expenditures	$139.6	$32.8	$213.8	$10.4	$-	$3.2	$0.4	$400.2

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales of commodities
Natural gas sales	$317.7	$252.1	$920.5	$642.7
NGL sales	1,025.2	957.4	2,885.6	3,198.4
Condensate sales	35.3	29.0	95.3	87.0
Petroleum products	37.9	52.7	113.4	152.5
Derivative activities	4.5	15.4	16.9	30.4
	1,420.6	1,306.6	4,031.7	4,111.0
Fees from midstream services
Fractionating and treating fees	38.2	28.6	98.9	84.0
Storage, terminaling, transportation and export fees	63.0	41.6	170.3	107.4
Gathering and processing fees	30.0	11.8	75.5	30.1
Other	5.0	4.9	19.8	25.9
	136.2	86.9	364.5	247.4

Total revenues	$1,556.8	$1,393.5	$4,396.2	$4,358.4

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating margin	$199.4	$162.2	$542.6	$519.4
Depreciation and amortization expense	(69.0)	(48.6)	(198.7)	(144.3)
General and administrative expense	(37.7)	(35.7)	(112.5)	(106.5)
Interest expense, net	(33.4)	(30.0)	(97.9)	(91.0)
Income tax expense	(13.0)	(6.0)	(30.3)	(24.7)
Other, net	3.1	(22.9)	2.4	(21.2)
Net income	$49.4	$19.0	$105.6	$131.7

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

Overview

Financial Presentation

Targa Resources Corp. is a publicly traded Delaware corporation formed in October 2005. Our common stock is listed on the NYSE under the symbol “TRGP.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Targa” are intended to mean our consolidated business and operations.

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

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. As of September 30, 2013, the contingent consideration was re-estimated to be $0, resulting in an increase in Other income of $9.1 million for third quarter 2013 and $15.3 million year-to-date 2013. The elimination of the contingent liability reflects management’s updated assessment as discussed above, related to producer volumes required to meet the contingent volume thresholds.

Cedar Bayou Fractionators Train 4

In August 2013, the Partnership commissioned an additional fractionator, Train 4, at its majority owned joint venture Cedar Bayou Fractionators (“CBF”) in Mont Belvieu, Texas. This expansion adds 100,000 barrels per day of fractionation capacity at CBF.

International Export Project

In September 2013, the Partnership commissioned Phase I of its international export expansion project, which includes facilities both at its Mont Belvieu operations and at its Galena Park Marine Terminal near Houston, Texas. Phase I of this project adds the capability to export approximately 2,000,000 barrels per month of international grade, low ethane propane or butane.

Accounts Receivable Securitization Facility

In January 2013, the Partnership entered into a Securitization Facility that provides up to $200 million of borrowing capacity at commercial paper or LIBOR market index rates plus a margin through January 2014. Under this Securitization Facility, one of the Partnership’s consolidated subsidiaries (TLMT) sells or contributes receivables, without recourse, to another of the Partnership’s consolidated subsidiaries (TRLLC), a special purpose consolidated subsidiary created for the sole purpose of this Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT or us. Any excess receivables are eligible to satisfy the claims of creditors of TLMT or us. Total funding under this Securitization Facility as of September 30, 2013 was $168.0 million.

Other Financing Activities

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the April 2013 Shelf), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the nine months ended September 30, 2013.

In May 2013, the Partnership privately placed $625.0 million in aggregate principal amount of the 4¼% Notes. The 4¼% Notes resulted in approximately $618.1 million of net proceeds, which were used to reduce borrowings under the Partnership’s senior secured revolving credit facility and for general partnership purposes.

In June 2013, the Partnership redeemed $100 million of the outstanding 6⅜% Notes at a redemption price of 106.375% plus accrued interest through the redemption date using proceeds from the March 2013 EDA. The redemption resulted in a $7.4 million loss, including the write-off of unamortized debt issue costs.

In July 2013, the Partnership redeemed the outstanding 11¼% Notes at a price of 105.625% plus accrued interest through July 15, 2013. The redemption resulted in a $7.4 million loss, including the write-off of unamortized debt issue costs.

In July 2013, the Partnership filed with the SEC a universal shelf registration statement (the July 2013 Shelf) that allows us to issue up to an aggregate of $800 million of debt or equity securities. The July 2013 Shelf expires in August 2016.

In August 2013, the Partnership entered into an Equity Distribution Agreement under its July 2013 Shelf (August 2013 EDA) with Citigroup, Deutsche Bank, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as its sales agents, pursuant to which it may sell, at its option, up to an aggregate of $400 million of its common units. During the nine months ended September 30, 2013, the Partnership issued 1,724,930 common units under the August 2013 EDA, receiving net proceeds of $81.8 million, and an additional $3.3 million in October 2013. We contributed $1.8 million to maintain our 2% general partner interest, which we settled in October 2013. Based upon market conditions and the Partnership’s capital needs, the Partnership at its option, can sell additional common units up to an aggregate amount of $313.9 million under this agreement.

During the nine months ended September 30, 2013, pursuant to both the 2012 Shelf and 2013 Shelf, the Partnership issued a total of 8,349,727 common units representing total net proceeds of $377.4 million. We contributed $7.9 million to the Partnership to maintain our 2% general partner interest during this period.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. We currently present our derivative assets and liabilities gross on our statement of financial position. The amendments require disclosure of both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We have provided additional disclosures regarding the gross and net amounts of derivative assets and liabilities in Note 12.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(In millions)
Reconciliation of net income attributable to
Targa Resources Corp. to distributable Cash Flow
Net income of Targa Resources Corp.	$49.4	$19.0	$105.6	$131.7
Less: Net income of Targa Resources Partners LP	(65.0)	(28.1)	(143.0)	(164.7)
Net loss for TRC Non-Partnership	(15.6)	(9.1)	(37.4)	(33.0)
TRC Non-Partnership income tax expense	12.3	5.1	27.8	22.0
Distributions from the Partnership	38.6	26.2	107.5	72.6
Non-cash loss (gain) on hedges	0.1	(0.6)	0.2	(1.6)
Depreciation - Non-Partnership	0.1	0.7	0.2	2.2
Current cash tax expense, net (1)	(1.9)	(2.6)	(15.2)	(15.2)
Taxes funded with cash on hand (2)	1.9	2.2	6.9	6.6
Targa Resources Corp. distributable cash flow	$35.5	$21.9	$90.0	$53.6

(1)
Excludes $1.2 million and $3.6 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop-down gains realized for tax purposes and paid in 2010 for the three and nine months ended September 30, 2013 and 2012, and includes 2012 cash tax overpayment applied to 2013 cash tax liability.

(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop-down transactions that were treated as sales for income tax purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(In millions)
Targa Resources Corp. distributable Cash Flow
Distributions declared by Targa Resources Partners LP associated with:
General Partner Interests	$2.2	$1.5	$6.1	$4.4
Incentive Distribution Rights	26.9	16.1	73.6	43.2
Common Units	9.5	8.6	27.8	25.0
Total distributions declared by Targa Resources Partners LP	38.6	26.2	107.5	72.6
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(2.3)	(2.2)	(6.8)	(6.5)
Interest expense, net	(0.8)	(1.0)	(2.3)	(3.2)
Current cash tax expense, net (1)	(1.9)	(2.6)	(15.2)	(15.2)
Taxes funded with cash on hand (2)	1.9	2.2	6.9	6.6
Other income (expense)	-	(0.7)	(0.1)	(0.7)
Targa Resources Corp. distributable cash flow	$35.5	$21.9	$90.0	$53.6

(1)
Excludes $1.2 million and $3.6 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop-down gains realized for tax purposes and paid in 2010 for the three and nine months ended September 30, 2013 and 2012, and includes 2012 cash tax overpayment applied to 2013 cash tax liability.

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

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance, utilities and ad valorem taxes comprise the most significant portion of the Partnership’s operating expenses. These expenses, other than fuel and power, generally remain relatively stable and independent of the volumes through its systems but, fluctuate depending on the scope of the activities performed during a specific period.

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

Distributable Cash Flow

The Partnership defines distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases and redemptions, early debt extinguishments and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This measure includes any impact of noncontrolling interests.

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

Non-GAAP Financial Measures of the Partnership

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$297.1	$239.9	$822.6	$745.1
Operating expenses	(97.6)	(78.3)	(279.7)	(227.1)
Operating margin	199.5	161.6	542.9	518.0
Depreciation and amortization expenses	(68.9)	(47.9)	(198.5)	(142.1)
General and administrative expenses	(35.4)	(33.5)	(105.7)	(100.0)
Interest expense, net	(32.6)	(29.0)	(95.6)	(87.8)
Income tax expense	(0.7)	(0.9)	(2.5)	(2.7)
Gain (loss) on sale or disposition of assets	0.7	(15.6)	(3.1)	(15.5)
Loss on debt redemption and early debt extinguishments	(7.4)	-	(14.7)	-
Change in contingent consideration	9.1	-	15.3	-
Other, net	0.7	(6.6)	4.9	(5.2)
Targa Resources Partners LP Net income	$65.0	$28.1	$143.0	$164.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$99.5	$90.5	$276.3	$315.5
Net income attributable to noncontrolling interests	(5.3)	(3.9)	(18.1)	(23.5)
Interest expense, net (1)	28.8	24.5	83.8	74.2
Loss on debt redemption and early debt extinguishments	(7.4)	-	(14.7)	-
Change in contingent consideration	(9.1)	-	(15.3)	-
Current income tax expense	0.7	0.5	1.7	1.5
Other (2)	(3.0)	(5.3)	(1.9)	(14.5)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	124.9	42.6	93.4	(166.1)
Accounts payable and other liabilities	(73.2)	(32.7)	9.4	197.3
Targa Resources Partners LP Adjusted EBITDA	$155.9	$116.2	$414.6	$384.4
_________
(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $3.8 million and $4.5 million for the three months ended September 30, 2013 and 2012, and $11.8 million and $13.6 million for the nine months ended September 30, 2013 and 2012.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation, gain on sale or disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$124.9	$141.2
Interest expense, net	32.6	29.0	95.6	87.8
Income tax expense	0.7	0.9	2.5	2.7
Depreciation and amortization expenses	68.9	47.9	198.5	142.1
(Gain) loss on sale or disposition of assets	(0.7)	15.6	3.1	15.5
Loss on debt redemption and early debt extinguishments	7.4	-	14.7	-
Change in contingent consideration	(9.1)	-	(15.3)	-
Risk management activities	(0.3)	1.6	(0.2)	3.8
Noncontrolling interests adjustment (1)	(3.3)	(3.0)	(9.2)	(8.7)
Targa Resources Partners LP Adjusted EBITDA	$155.9	$116.2	$414.6	$384.4
________
(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to distributable cash flow:
Net income attributable to Targa Resources Partners LP	$59.7	$24.2	$124.9	$141.2
Depreciation and amortization expenses	68.9	47.9	198.5	142.1
Deferred income tax expense	-	0.4	0.8	1.2
Amortization in interest expense	3.8	4.5	11.8	13.6
Loss on debt redemption and early debt extinguishment	7.4	-	14.7	-
Change in contingent consideration	(9.1)	-	(15.3)	-
(Gain) loss on sale or disposition of assets	(0.7)	15.6	3.1	15.5
Risk management activities	(0.3)	1.6	(0.2)	3.8
Maintenance capital expenditures	(17.0)	(16.2)	(60.4)	(48.0)
Other (1)	(1.9)	(0.8)	(2.5)	(1.8)
Targa Resources Partners LP distributable cash flow	$110.8	$77.2	$275.4	$267.6
_______
(1)	Includes the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

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

Balance Sheets – Partnership versus Non-Partnership

	September 30, 2013			December 31, 2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$83.7	$74.1	$9.6	$76.3	$68.0	$8.3
Trade receivables, net	498.5	498.5	-	514.9	514.9	-
Inventory	201.7	201.7	-	99.4	99.4	-
Assets from risk management activities	10.9	10.9	-	29.3	29.3	-
Other current assets (1)	14.2	3.5	10.7	13.4	3.3	10.1
Total current assets	809.0	788.7	20.3	733.3	714.9	18.4
Property, plant and equipment, at cost (1)	5,454.0	5,447.2	6.8	4,708.0	4,701.2	6.8
Accumulated depreciation	(1,344.6)	(1,342.4)	(2.2)	(1,170.0)	(1,168.0)	(2.0)
Property, plant and equipment, net	4,109.4	4,104.8	4.6	3,538.0	3,533.2	4.8
Other intangible assets, net	660.3	660.3	-	680.8	680.8	-
Long-term assets from risk management activities	3.9	3.9	-	5.1	5.1	-
Other long-term assets (2)	142.7	90.3	52.4	147.8	91.7	56.1
Total assets	$5,725.3	$5,648.0	$77.3	$5,105.0	$5,025.7	$79.3

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (3)	$679.6	$650.3	$29.3	$679.0	$639.8	$39.2
Affiliate payable (receivable) (4)	-	46.9	(46.9)	-	61.4	(61.4)
Deferred income taxes (5)	2.0	-	2.0	0.2	-	0.2
Liabilities from risk management activities	5.5	5.5	-	7.4	7.4	-
Total current liabilities	687.1	702.7	(15.6)	686.6	708.6	(22.0)
Long-term debt	2,867.9	2,797.9	70.0	2,475.3	2,393.3	82.0
Long-term liabilities from risk management activities	1.6	1.6	-	4.8	4.8	-
Deferred income taxes (5)	136.1	12.0	124.1	131.2	11.2	120.0
Other long-term liabilities (6)	58.0	51.8	6.2	53.7	47.7	6.0
Total liabilities	3,750.7	3,566.0	184.7	3,351.6	3,165.6	186.0
Total owners' equity	1,974.6	2,082.0	(107.4)	1,753.4	1,860.1	(106.7)
Total liabilities and owners' equity	$5,725.3	$5,648.0	$77.3	$5,105.0	$5,025.7	$79.3
_________
The major Non-Partnership balance sheet items relate to:
(1)	Corporate assets consisting of cash and prepaid insurance, as applicable.
(2)	Long-term tax assets primarily related to gains on 2010 drop-down transactions recognized as sales of assets for tax purposes.
(3)	Accrued current employee liabilities related to payroll and incentive compensation plans and taxes payable.
(4)	Intercompany receivable with the Partnership.
(5)	Current and long-term deferred income tax balances.
(6)	Long-term liabilities related to incentive compensation plans and deferred rent related to the headquarters office lease.

Results of Operations – Partnership versus Non-Partnership

	Three Months Ended September 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Revenues (1)	$1,556.8	$1,556.9	$(0.1)	$1,393.5	$1,392.9	$0.6
Costs and Expenses:
Product purchases	1,259.8	1,259.8	-	1,153.0	1,153.0	-
Operating expenses	97.6	97.6	-	78.3	78.3	-
Depreciation and amortization (2)	69.0	68.9	0.1	48.6	47.9	0.7
General and administrative (3)	37.7	35.4	2.3	35.7	33.5	2.2
Other operating (income) expense	4.2	4.2	-	18.9	18.9	-
Income from operations	88.5	91.0	(2.5)	59.0	61.3	(2.3)
Other income (expense):
Interest expense, net - third party (4)	(33.4)	(32.6)	(0.8)	(30.0)	(29.0)	(1.0)
Equity earnings (loss)	5.6	5.6	-	(2.2)	(2.2)	-
Loss on debt redemption	(7.4)	(7.4)	-	-	-	-
Other income (expense)	9.1	9.1	-	(1.8)	(1.1)	(0.7)
Income (loss) before income taxes	62.4	65.7	(3.3)	25.0	29.0	(4.0)
Income tax expense (5)	(13.0)	(0.7)	(12.3)	(6.0)	(0.9)	(5.1)
Net income (loss)	$49.4	$65.0	$(15.6)	$19.0	$28.1	$(9.1)
Less: Net income attributable to noncontrolling interests (6)	33.1	5.3	27.8	10.3	3.9	6.4
Net income (loss) after noncontrolling interests	$16.3	$59.7	$(43.4)	$8.7	$24.2	$(15.5)
_________
The major Non-Partnership results of operations relate to:
(1)	Amortization of AOCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.
(2)	Depreciation on assets excluded from drop-down transactions.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense related to TRC debt obligations.
(5)	Reflects TRC’s federal and state income taxes.
(6)	TRC noncontrolling interest in the Partnership.

	Nine Months Ended September 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Revenues (1)	$4,396.2	$4,396.4	$(0.2)	$4,358.4	$4,356.8	$1.6
Costs and Expenses:
Product purchases	3,573.8	3,573.8	-	3,611.8	3,611.7	0.1
Operating expenses	279.8	279.7	0.1	227.2	227.1	0.1
Depreciation and amortization (2)	198.7	198.5	0.2	144.3	142.1	2.2
General and administrative (3)	112.5	105.7	6.8	106.5	100.0	6.5
Other operating (income) expense	8.3	8.3	-	18.8	18.8	-
Income from operations	223.1	230.4	(7.3)	249.8	257.1	(7.3)
Other income (expense):
Interest expense, net - third party (4)	(97.9)	(95.6)	(2.3)	(91.0)	(87.8)	(3.2)
Equity earnings (loss)	10.1	10.1	-	(0.3)	(0.3)	-
Loss on debt redemption	(14.7)	(14.7)	-	-	-	-
Other income (expense)	15.3	15.3	-	(2.1)	(1.6)	(0.5)
Income (loss) before income taxes	135.9	145.5	(9.6)	156.4	167.4	(11.0)
Income tax expense (5)	(30.3)	(2.5)	(27.8)	(24.7)	(2.7)	(22.0)
Net income (loss)	$105.6	$143.0	$(37.4)	$131.7	$164.7	$(33.0)
Less: Net income attributable to noncontrolling interests (6)	61.0	18.1	42.9	104.8	23.5	81.3
Net income (loss) after noncontrolling interests	$44.6	$124.9	$(80.3)	$26.9	$141.2	$(114.3)
_________
The major Non-Partnership results of operations relate to:
(1)	Amortization of AOCI related to Versado hedges dropped down to the Partnership, and OCI related to terminated hedges.
(2)	Depreciation on assets excluded from drop-down transactions.
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense related to TRC debt obligations.
(5)	Reflects TRC’s federal and state income taxes.
(6)	TRC noncontrolling interest in the Partnership.

	Nine Months Ended September 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Cash flows from operating activities
Net income (loss)	$105.6	$143.0	$(37.4)	$131.7	$164.7	$(33.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense (1)	12.1	11.8	0.3	14.7	13.6	1.1
Compensation on equity grants (2)	10.0	4.4	5.6	13.0	2.6	10.4
Depreciation and amortization expense (3)	198.7	198.5	0.2	144.3	142.1	2.2
Accretion of asset retirement obligations	3.0	3.0	-	3.0	2.9	0.1
Deferred income tax expense (4)	7.0	0.8	6.2	4.4	1.2	3.2
Equity earnings, net of distributions	-	-	-	0.3	0.3	-
Risk management activities (5)	-	(0.2)	0.2	1.7	3.8	(2.1)
Loss (gain) on sale of assets	3.1	3.1	-	15.5	15.5	-
Loss on debt redemption	14.7	14.7	-	-	-	-
Changes in operating assets and liabilities (6)	(96.1)	(102.8)	6.7	(38.4)	(31.2)	(7.2)
Net cash provided by (used in) operating activities	258.1	276.3	(18.2)	290.2	315.5	(25.3)
Cash flows from investing activities
Outlays for property, plant and equipment (3)	(708.2)	(708.2)	-	(365.1)	(364.8)	(0.3)
Business acquisitions, net of cash acquired	-	-	-	(25.8)	(25.8)	-
Purchase of materials and supplies	(35.3)	(35.3)	-	-	-	-
Investment in unconsolidated affiliate	-	-	-	(16.8)	(16.8)	-
Return of capital from unconsolidated affiliate	1.9	1.9	-	2.3	2.3	-
Other	4.0	4.0	-	1.6	1.6	-
Net cash used in investing activities	(737.6)	(737.6)	-	(403.8)	(403.5)	(0.3)
Cash flows from financing activities
Loan Facilities - Partnership:
Borrowings	1,743.0	1,743.0	-	1,120.0	1,120.0	-
Repayments	(1,521.2)	(1,521.2)	-	(938.0)	(938.0)	-
Accounts receivable securitization facility - Partnership
Borrowings	261.6	261.6	-	-	-	-
Repayments	(93.6)	(93.6)	-	-	-	-
Loan Facilities - Non-Partnership:
Borrowings (1)	36.0	-	36.0	-	-	-
Repayments (1)	(48.0)	-	(48.0)	-	-	-
Costs incurred in connection with financing arrangements	(13.6)	(13.6)	-	(10.0)	(10.0)	-
Proceeds from sale of common units of the Partnership, net (7)	379.6	385.7	(6.1)	120.7	173.8	(53.1)
Distributions to owners (8)	(195.1)	(294.5)	99.4	(159.3)	(225.4)	66.1
Dividends to common and common equivalent shareholders	(61.8)	-	(61.8)	(44.9)	-	(44.9)
Contributions (distributions) (9)	-	-	-	-	0.9	(0.9)
Net cash provided by (used in) financing activities	486.9	467.4	19.5	88.5	121.3	(32.8)
Net change in cash and cash equivalents	7.4	6.1	1.3	(25.1)	33.3	(58.4)
Cash and cash equivalents, beginning of period	76.3	68.0	8.3	145.8	55.6	90.2
Cash and cash equivalents, end of period	$83.7	$74.1	$9.6	$120.7	$88.9	$31.8
_________
The major Non-Partnership cash flow items relate to:
(1)	Cash and non-cash activity related to TRC debt obligations.
(2)	Compensation on TRC’s equity grants.
(3)	Cash and non-cash activity related to corporate administrative assets.
(4)	TRC’s federal and state income taxes.
(5)	Non-cash OCI hedge realizations related to predecessor operations.
(6)	See Balance Sheet – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities.
(7)	Contributions to the Partnership to maintain 2% General Partner ownership and in 2012 to purchase the limited partner units.
(8)	Distributions received by TRC from the Partnership for its general partner interest, limited partner interest and IDRs.
(9)	Other activity with the Partnership.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012

	(In millions, except operating statistics and price amounts)
Revenues	$1,556.8	$1,393.5	$163.3	12%	$4,396.2	$4,358.4	$37.8	1%
Product purchases	1,259.8	1,153.0	106.8	9%	3,573.8	3,611.8	(38.0)	(1%)
Gross margin (1)	297.0	240.5	56.5	23%	822.4	746.6	75.8	10%
Operating expenses	97.6	78.3	19.3	25%	279.8	227.2	52.6	23%
Operating margin (2)	199.4	162.2	37.2	23%	542.6	519.4	23.2	4%
Depreciation and amortization expenses	69.0	48.6	20.4	42%	198.7	144.3	54.4	38%
General and administrative expenses	37.7	35.7	2.0	6%	112.5	106.5	6.0	6%
Other operating (income) expense	4.2	18.9	(14.7)	(78%)	8.3	18.8	(10.5)	(56%)
Income from operations	88.5	59.0	29.5	50%	223.1	249.8	(26.7)	(11%)
Interest expense, net	(33.4)	(30.0)	(3.4)	11%	(97.9)	(91.0)	(6.9)	8%
Equity earnings (loss)	5.6	(2.2)	7.8	NM	10.1	(0.3)	10.4	NM
Loss on debt redemption	(7.4)	-	(7.4)	0%	(14.7)	-	(14.7)	0%
Other	9.1	(1.8)	10.9	NM	15.3	(2.1)	17.4	NM
Income tax expense	(13.0)	(6.0)	(7.0)	117%	(30.3)	(24.7)	(5.6)	23%
Net income	49.4	19.0	30.4	160%	105.6	131.7	(26.1)	(20%)
Less: Net income attributable to noncontrolling interests	33.1	10.3	22.8	221%	61.0	104.8	(43.8)	(42%)
Net income (loss) available to common shareholders	$16.3	$8.7	$7.6	87%	$44.6	$26.9	$17.7	66%

Operating statistics:
Crude oil gathered, MBbl/d	52.4	-	52.4	-	40.8	-	40.8	-
Plant natural gas inlet, MMcf/d (3) (4)	2,126.5	1,968.6	157.9	8%	2,092.0	2,094.3	(2.3)	0%
Gross NGL production, MBbl/d	142.3	123.4	18.9	15%	135.6	126.6	9.0	7%
Export volumes, MBbl/d	55.2	31.1	24.2	78%	47.1	40.8	6.3	16%
Natural gas sales, BBtu/d (4)	988.0	981.8	6.2	1%	930.8	924.4	6.4	1%
NGL sales, MBbl/d	303.9	282.0	21.9	8%	289.4	277.1	12.3	4%
Condensate sales, MBbl/d	3.7	3.6	0.1	4%	3.7	3.5	0.2	6%
_________
(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations” and “Non-GAAP Financial Measures.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations” and “Non-GAAP Financial Measures.”
(3)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(4)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The increase in revenues primarily reflects higher commodity sales volumes ($77.4 million), higher realized prices on natural gas and condensate ($60.9 million) and higher fee-based and other revenues ($34.4 million).

The increase in consolidated gross margin was driven by increased volumes and higher natural gas prices in our Field Gathering and Processing segment and higher fractionation fees and increased exports activities in our Logistics and Marketing division. These favorable factors were partially offset by lower NGL prices in our Coastal Gathering and Processing segment. Higher operating expenses were driven by system expansions related to new operations in Field Gathering and Processing and of new growth projects in Logistics, costs associated with our Badlands growth and other higher labor and maintenance costs. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the Badlands acquisition, CBF Train 4, Phase I of the international export expansion project, other system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased, reflecting increased support for our expanding business operations.

Other operating expense in 2013 includes the Versado joint venture cost of repairs less amounts covered by insurance ($3.7 million) related to a fire at the Saunders plant. Other operating expense in 2012 reflects losses due to Hurricane Isaac, which include the write-off upon closure of the Yscloskey joint interest processing plant and costs associated with the clean-up and repairs necessitated at our other Coastal Straddle plants.

The increase in interest expense primarily reflects higher borrowing levels to fund our business expansion ($9.3 million), offset by lower effective interest rates ($1.9 million) and higher interest capitalized on major capital projects ($4.0 million).

The increase in equity earnings in the Partnership’s investment in Gulf Coast Fractionators (“GCF”), which turned a profit in 2013 compared to a loss in 2012 due to a planned shutdown of operations associated with its capacity expansion during 2012.

In July 2013, we paid $76.8 million plus accrued interest, which included a premium of $4.1 million, per the terms of the note agreement to redeem the outstanding balance of the 11¼% Senior Notes due 2017 (the “11¼% Notes”). The redemption resulted in a $7.4 million loss on debt redemption in the third quarter 2013, including the write-off of $1.0 million of unamortized debt issue costs.

The increase in other income was attributable to the elimination of the contingent consideration associated with the Badlands acquisition (see Note 4 to the Consolidated Financial Statements). The elimination of the contingent liability reflects management’s updated assessment, with only nine months remaining in the contingency period, that the Partnership will not meet the stipulated volumetric thresholds.

The increase in net income attributable to noncontrolling interests is primarily due to higher Partnership earnings, increased incentive distributions and higher income attributable to non-controlling interests. After adjusting for the impact of the IDRs, the weighted average percentages of the net income allocable to noncontrolling interest increased to 46.6% for the three months ended September 30, 2013 from 26.4% for the three months ended September 30, 2012. The increase in net income attributable to noncontrolling interests reflects higher earnings at the Partnership’s CBF and VESCO joint ventures. The Partnership’s Versado joint venture, which had lower earnings in 2013, was affected by operational issues, including a fire at the Saunders plant in September, which is still under repair.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The increase in revenues reflects the impact of higher realized prices on natural gas and condensate ($257.1 million), higher commodity volumes ($136.3 million) and higher fee-based and other revenues ($79.2 million), offset by lower realized prices on NGLs ($434.8 million), especially during the first quarter of 2013.

The increase in consolidated gross margin for the nine months was driven by the same factors as discussed above for the three months, partially offset by the planned maintenance and inspection turnaround at CBF for the period from May through July 2013. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to the Badlands acquisition, CBF Train 4, Phase I of the international export expansion project, other system expansions and other assets placed in service during the last twelve months.

General and administrative expenses increased, reflecting increased support for our expanding business operations.

Other operating expense in 2012 relates to the Yscloskey plant closure and Hurricane Isaac repair cost as discussed above.

The increase in interest expense primarily reflects higher borrowing levels to fund our business expansion ($22.6 million) offset by lower effective interest rates ($1.5 million) and higher interest capitalized on major capital projects ($14.2 million).

The increase in equity earnings related to the Partnership’s investment in GCF, which was profitable in 2013 compared to a loss in 2012 due to a planned shutdown of operations in 2012 related to an expansion of the facility.

The July 2013 11¼% Notes redemption noted above combined with the June 2013 6⅜% Notes redemption resulted in $14.7 million in losses on debt redemption for the nine months ended September 30, 2013.

The increase in other income was primarily attributable to the elimination of the contingent consideration liability associated with the Badlands acquisition as described above.

The decrease in net income attributable to noncontrolling interests is primarily due to lower Partnership earnings and increased incentive distributions. After adjusting for the impact of the IDRs, the weighted average percentages of the net income allocable to noncontrolling interest decreased to 34.3% for the nine months ended September 30, 2013 from 57.6% for the nine months ended September 30, 2012. Additionally, net income attributable to noncontrolling interests was $5.4 million lower primarily due to a weaker price environment at the Partnership’s Versado and VESCO joint ventures and impacted by operational issues, including the fire at the Saunders plant in September 2013, which is still under repair.

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

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	TRC Non- Partnership	Consolidated Operating Margin
	(In millions)
Three Months Ended September 30,
2013	$70.6	$21.1	$70.5	$32.5	$4.8	$(0.1)	$199.4
2012	53.8	18.0	50.4	25.4	14.0	0.6	162.2

Nine Months Ended September 30,
2013	$191.8	$61.2	$178.9	$94.0	$17.0	$(0.3)	$542.6
2012	180.6	92.3	139.2	77.8	28.1	1.4	519.4

Results of Operations of the Partnership – By Reportable Segment

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$113.5	$84.0	$29.5	35%	$315.3	$271.2	$44.1	16%
Operating expenses	42.9	30.2	12.7	42%	123.5	90.6	32.9	36%
Operating margin	$70.6	$53.8	$16.8	31%	$191.8	$180.6	$11.2	6%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	153.4	154.6	(1.2)	(1%)	156.0	143.7	12.3	9%
SAOU	163.9	126.0	37.9	30%	152.8	121.1	31.7	26%
North Texas System	310.9	246.5	64.4	26%	287.7	237.9	49.8	21%
Versado	159.3	159.2	0.1	0%	163.6	166.3	(2.7)	(2%)
Badlands	12.5	-	12.5	-	13.4	-	13.4	-
	799.9	686.3	113.6	17%	773.5	669.0	104.5	16%
Gross NGL production, MBbl/d
Sand Hills	17.9	17.8	0.1	1%	17.6	16.8	0.8	5%
SAOU	23.7	19.5	4.2	22%	22.4	18.8	3.6	19%
North Texas System	31.8	26.6	5.2	20%	30.9	26.1	4.8	18%
Versado	19.6	19.0	0.6	3%	19.9	19.3	0.6	3%
Badlands	1.8	-	1.8	-	1.7	-	1.7	-
	94.8	82.9	11.9	14%	92.5	81.0	11.5	14%
Crude oil gathered, MBbl/d	52.4	-	52.4	-	40.8	-	40.8	-
Natural gas sales, BBtu/d (3)	404.4	333.5	70.9	21%	374.5	319.9	54.6	17%
NGL sales, MBbl/d	72.4	68.7	3.7	5%	70.1	67.1	3.0	5%
Condensate sales, MBbl/d	3.5	3.4	0.1	2%	3.4	3.3	0.1	2%
Average realized prices (4):
Natural gas, $/MMBtu	3.32	2.59	0.73	28%	3.46	2.40	1.06	44%
NGL, $/gal	0.78	0.79	(0.01)	(1%)	0.73	0.90	(0.17)	(19%)
Condensate, $/Bbl	101.93	86.82	15.11	17%	93.11	90.40	2.71	3%
________
(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The increase in gross margin was primarily due to higher overall throughput volumes with plant inlets up or flat in every business unit, despite operational issues. Gross margin also increased due to higher natural gas and condensate sales prices, which were partially offset by lower NGL sales prices. The increase in plant inlet volumes was largely attributable to new plant expansions that came on line at the end of 2012 and the first part of 2013 at Sand Hills and SAOU and new well connects, which increased available supply across each of our areas of operations, though throughput was somewhat constrained by operational issues. In the third quarter 2013, we commenced the fractionation of the temporary build of y-grade inventory that resulted from the CBF planned curtailment in the second quarter 2013. We expect to complete the fractionation of this additional y-grade inventory during the fourth quarter.

The increase in operating expenses was primarily due to the inclusion of Badlands operations in 2013 and additional compression related expenses due to increased volumes across our business and system expansions.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The nine month results were impacted by the same factors as discussed above for the three months, with a larger negative impact from lower NGL prices.

Coastal Gathering and Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$33.6	$31.7	$1.9	6%	$96.1	$127.2	$(31.1)	(24%)
Operating expenses	12.5	13.7	(1.2)	(9%)	34.9	34.9	-	0%
Operating margin	$21.1	$18.0	$3.1	17%	$61.2	$92.3	$(31.1)	(34%)
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU (4)	354.8	324.5	30.3	9%	338.0	245.0	93.0	38%
Coastal Straddles	466.1	607.7	(141.6)	(23%)	469.5	735.5	(266.0)	(36%)
VESCO	505.6	350.0	155.6	44%	510.9	444.8	66.1	15%
	1,326.5	1,282.2	44.3	3%	1,318.5	1,425.3	(106.8)	(7%)
Gross NGL production, MBbl/d
LOU	11.3	8.9	2.4	27%	9.6	8.4	1.2	14%
Coastal Straddles	13.2	14.8	(1.6)	(11%)	13.2	16.0	(2.8)	(17%)
VESCO	23.0	16.9	6.1	36%	20.3	21.1	(0.8)	(4%)
	47.4	40.6	6.8	17%	43.1	45.5	(2.4)	(5%)
Natural gas sales, BBtu/d (3)	294.3	317.2	(22.9)	(7%)	285.0	304.8	(19.8)	(7%)
NGL sales, MBbl/d	43.2	38.4	4.8	13%	40.0	42.1	(2.1)	(5%)
Condensate sales, MBbl/d	0.3	0.2	0.1	38%	0.4	0.2	0.2	77%
Average realized prices:
Natural gas, $/MMBtu	3.61	2.87	0.74	26%	3.72	2.59	1.13	44%
NGL, $/gal	0.80	0.85	(0.05)	(6%)	0.82	0.99	(0.17)	(17%)
Condensate, $/Bbl	107.21	96.07	11.14	12%	107.19	107.17	0.02	0%
__________
(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the quarter and the denominator is the number of calendar days during the quarter.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the Big Lake processing plant acquired in July 2012.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The increase in gross margin was primarily due to higher throughput volumes partially offset by lower NGL prices and less favorable frac spread. The increase in plant inlet volumes was largely attributable to the impact of Hurricane Isaac on production at the Coastal Straddle plants in the third quarter of 2012 and additional Big Lake volumes in 2013. This volume increase was partially offset by the 2013 decline in offshore and off-system supply volumes and the cessation of operations at Yscloskey and other third-party plant shutdowns.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The decrease in gross margin was primarily due to lower NGL prices, less favorable frac spread and lower throughput volumes. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes, and the impact of the Yscloskey, Calumet and other third-party plant shutdowns. In addition, volumes were constrained by operational issues at VESCO and LOU. This volume decrease was partially offset by the addition of the Big Lake plant in the third quarter 2012 and the resumption of operations after Hurricane Isaac in 2012 at the Coastal Straddle plants. Operational issues at VESCO included the impact of damage to one of the two third-party pipelines that provide NGL takeaway capacity for VESCO which constrained NGL production until repairs were completed in June 2013.

Operating expenses were flat.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$100.1	$74.5	$25.6	34%	$271.2	$208.0	$63.2	30%
Operating expenses	29.6	24.1	5.5	23%	92.3	68.8	23.5	34%
Operating margin	$70.5	$50.4	$20.1	40%	$178.9	$139.2	$39.7	29%
Operating statistics (1):
Fractionation volumes, MBbl/d	316.4	293.3	23.1	8%	277.2	299.4	(22.2)	(7%)
LSNG treating volumes, MBbl/d	9.6	24.8	(15.2)	(61%)	18.2	23.7	(5.5)	(23%)
Benzene treating volumes, MBbl/d	8.1	19.8	(11.7)	(59%)	15.2	20.2	(5.0)	(25%)
________
(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Gross margin increased due to higher fractionation and export volumes. Fractionation volumes increased with the start up of Train 4 at CBF. Higher fractionation gross margin also includes the impact of higher fuel prices, which pass through to operating expenses. LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 55 MBbl/d for the third quarter 2013, compared to 31 MBbl/d for the same period last year. The increased volumes reflect an increase in ongoing LPG export activity, as well as low ethane propane cargoes loaded in connection with testing and commissioning of Phase I of our international export expansion project, which was placed in service in September. Export rates were also higher. Storage revenues were higher due to increased rates and new customers.

The increase in operating expenses primarily reflects increased fuel and power usage due to higher fractionation volumes and higher fuel and power prices (which have a corresponding impact on fractionating and treating revenues), expenses related to the commissioning and start-up of Train 4 at CBF, and increased maintenance costs, partially offset by higher system product gains.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The nine month results were impacted by the same factors as discussed above for the three months. In addition, lower year-to-date fractionation volumes are due to the impact of turnaround related curtailments at CBF earlier in the year.

Marketing and Distribution

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	($ in millions)
Gross margin	$43.4	$35.4	$8.0	23%	$125.5	$106.2	$19.3	18%
Operating expenses	10.9	10.0	0.9	9%	31.5	28.4	3.1	11%
Operating margin	$32.5	$25.4	$7.1	28%	$94.0	$77.8	$16.2	21%
Operating statistics (1):
NGL sales, MBbl/d	306.7	289.4	17.3	6%	291.2	282.2	9.0	3%
Average realized prices:
NGL realized price, $/gal	0.88	0.88	-	0%	0.88	1.00	(0.12)	(12%)
________
(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Gross margin increased primarily due to higher LPG export activity, which benefited both the Logistics Assets and Marketing and Distribution segments (see Logistics Assets) and higher truck and barge utilization.

Operating expenses increased primarily due to higher truck utilization and increased storage operating costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The nine month results were impacted by the same factors as discussed above for the three months, plus the negative impact of related lower NGL prices.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In millions)
Gross margin	$4.8	$14.0	$(9.2)	$17.0	$28.1	$(11.1)
Operating margin	$4.8	$14.0	$(9.2)	$17.0	$28.1	$(11.1)

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

The following table provides a breakdown of the Partnership’s hedge revenue by product:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In millions)
Natural gas	$3.8	$8.0	$(4.2)	$8.1	$26.9	$(18.8)
NGL	3.3	6.0	(2.7)	11.3	3.5	7.8
Crude oil	(2.3)	-	(2.3)	(2.4)	(2.3)	(0.1)
	$4.8	$14.0	$(9.2)	$17.0	$28.1	$(11.1)

Because we are essentially forward selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling prices and unfavorably in periods of rising prices.

Our Liquidity and Capital Resources

We have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Item 1A. Risk Factors.” As of September 30, 2013, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all of the outstanding IDRs; and

•	12,945,659 of the 108,458,496 outstanding common units of the Partnership, representing an 11.9% limited partnership interest.

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

As of October 28, 2013, our liquidity consisted of the following:

October 28, 2013
(In millions)
Cash on hand	$7.0
Total availability under TRC's credit facility	150.0
Less: Outstanding borrowings under TRC's credit facility	(77.0)
Less: Outstanding letters of credit outstanding under TRC's credit facility	-
Total liquidity	$80.0

We have sufficient liquidity to satisfy over the next 12 years the $63.1 million tax liability we incurred as a result of our sales of assets to the Partnership.

Subsequent Event

On October 21, 2013, the Partnership announced that the board of directors of its general partner declared a quarterly distribution for the three months ended September 30, 2013 of $0.7325 per common unit, or an annual rate of $2.93 per common unit. This distribution will be paid on November 14, 2013. Based on these current distribution rates, we will receive approximate distributions in future quarters and years of:

•	$9.5 million or $37.9 million annually based on our common unit ownership in the Partnership;

•	$26.9 million or $107.7 million annually based on our IDRs; and

•	$2.2 million or $8.7 million annually based on our 2% general partner interests.

We intend to pay to our stockholders, on a quarterly basis, dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes, capital contributions to the Partnership and reserves established by our board of directors.

The following table details the dividends declared and/or paid by us for the three months ended September 30, 2013:

Three Months Ended	Date Paid or to be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2013	November 15, 2013	$24.1	$23.7	$0.4	$0.57000
June 30, 2013	August 15, 2013	22.5	22.1	0.4	0.53250
March 31, 2013	May 16, 2013	21.0	20.6	0.4	0.49500
December 31, 2012	February 15, 2013	19.4	19.0	0.4	0.45750
________
(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

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

As of October 28, 2013, the Partnership’s liquidity consisted of the following:

October 28, 2013
(In millions)
Cash on hand	$127.0
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	200.0
1,527.0
Less: Outstanding borrowings under the TRP Revolver	(418.0)
Outstanding borrowings under the Securitization Facility	(200.0)
Outstanding letters of credit under the TRP Revolver	(49.4)
Total liquidity	$859.6

The Partnership may issue additional equity or debt securities under its outstanding shelf registration statements to assist us in meeting future liquidity and capital spending requirements (see Notes 8 and 9).

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the April 2013 Shelf), which provides it with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and its capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the nine months ended September 30, 2013.

In July 2013, the Partnership filed with the SEC a universal shelf registration statement (the July 2013 Shelf), that allows it to issue up to an aggregate of $800 million of debt or equity securities. The July 2013 Shelf expires in August 2016. The Partnership has the ability to sell additional common units up to an aggregate amount of $713.9 million under the July 2013 Shelf.

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

The Partnership’s risk management position has moved from a net asset position of $22.2 million at December 31 2012 to a net asset position of $7.7 million at September 30, 2013. Aggregate forward prices for commodities are below the fixed prices the Partnership currently expects to receive on those derivative contracts, creating this net asset position. Consequently, the Partnership’s expected future receipts on derivative contracts are greater than its expected future payments. The Partnership accounts for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

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

For the nine months ended September 30, 2013, the Partnership’s working capital increased $79.7 million, primarily due to an increase of inventory in advance of the start-up of the Partnership’s international export project, which was commissioned in September, increased materials and supply inventory required for expansion of the Badlands operations and a decrease in affiliate payables due to timing of reimbursements between the Partnership and us. The impact of higher accounts receivable for the Partnership’s expanding LPG export activity was largely offset by increased gas plant producer settlement payables due to higher natural gas prices.

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

A significant portion of the Partnership’s capital resources may be utilized in the form of letters of credit to satisfy certain counterparty credit requirements. While the Partnership’s credit ratings have improved over time, these letters of credit reflect its non-investment grade status, as assigned to us by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation, and counterparties’ views of the Partnership’s financial condition and ability to satisfy its performance obligations, as well as commodity prices and other factors. As of September 30, 2013, the Partnership had $50.0 million in letters of credit outstanding.

Cash Flow

The following table and discussion summarize our consolidated cash flows provided by or used in operating activities, investing activities and financing activities for the periods indicated. See “Statement of Cash Flows – Partnership versus Non-Partnership” for a detailed presentation of cash flow activity:

Nine Months Ended September 30, 2013	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Net cash provided by (used in):
Operating activities	$258.1	$276.3	$(18.2)
Investing activities	(737.6)	(737.6)	-
Financing activities	486.9	467.4	19.5
Nine Months Ended September 30, 2012
Net cash provided by (used in):
Operating activities	$290.2	$315.5	$(25.3)
Investing activities	(403.8)	(403.5)	(0.3)
Financing activities	88.5	121.3	(32.8)

Cash Flow from Operating Activities

The Consolidated Statement of Cash Flows included in the historical consolidated financial statements employs the traditional indirect method of presenting cash flows from operating activities. Under the indirect method, net cash provided by operating activities is derived by adjusting the net income for non-cash items related to operating activities. An alternative GAAP presentation employs the direct method in which the actual cash receipts and outlays comprising cash flow are presented.

The following table displays the Partnership versus Non-Partnership’s operating cash flows using the direct method as a supplement to the presentation in the consolidated financial statements:

	Nine Months Ended September 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership
	(In millions)
Cash flows from operating activities:
Cash received from customers	$4,393.6	$4,393.5	$0.1	$4,501.5	$4,502.0	$(0.5)
Cash received from (paid to) derivative counterparties	16.9	16.9	-	32.7	32.7	-
Cash outlays for:
Product purchases	(3,668.9)	(3,668.9)	-	(3,808.8)	(3,808.2)	(0.6)
Operating expenses	(276.4)	(276.4)	-	(218.8)	(218.8)	-
General and administrative expenses	(110.2)	(114.7)	4.5	(109.4)	(110.5)	1.1
Cash distributions from equity investment (1)	10.1	10.1	-	-	-	-
Interest paid, net of amounts capitalized (2)	(83.0)	(81.0)	(2.0)	(82.9)	(80.4)	(2.5)
Income taxes paid	(23.1)	(2.3)	(20.8)	(24.4)	(2.1)	(22.3)
Other cash receipts (payments)	(0.9)	(0.9)	-	0.3	0.8	(0.5)
Net cash provided by operating activities	$258.1	$276.3	$(18.2)	$290.2	$315.5	$(25.3)
_________
(1)	Excludes $1.9 million and $2.3 million included in investing activities for the nine months ended September 30, 2013 and 2012 related to distributions from GCF that exceeded cumulative equity earnings.
(2)	Net of capitalized interest paid of $22.6 million and $8.5 million included in investing activities for the nine months ended September 30, 2013 and 2012.

Despite higher reported accrual based revenues for 2013 versus 2012, cash collections from customers were lower for 2013, reflecting higher export receivables outstanding at September 30, 2013 and lower proceeds from derivative settlements. Cash paid for purchases was also impacted by lower liquid prices, partially offset by higher natural gas prices paid to producers.

Cash Flow from Investing Activities - Partnership

The increase in net cash used in investing activities was primarily due to an increase in current capital expansion projects of $336.9 million and the purchase of material and supplies of $35.3 million related to our Badlands expansion, partially offset by a decrease in business acquisition of $25.8 million and the absence of capital calls in 2013 at GCF ($16.8 million).

Cash Flow from Financing Activities - Partnership

The increase in net cash provided by financing activities was primarily due to an increase in long-term debt net borrowings of $207.8 million, and an increase in proceeds from the issuance of common units of $211.9 million, partially offset by an increase in distributions to owners of $79.9 million.

Our primary financing activities during the nine months ended September 30, 2013 were:

•	$220.0 million related to net repayments under credit facility;
•	$377.4 million from the sale of common units under the 2012 and 2013 EDAs;
•	$7.9 million related general partner contributions to maintain 2% general partner ownership;
•	$168.0 million of net borrowings under the Securitization Facility;
•	$618.1 million of new debt from the issuance of 4¼% Notes;
•	$106.4 million related to the redemption of $100 million face value of 6⅜% Senior Notes; and
•	$76.8 million related to the redemption of $72.7 million face value of 11¼% Senior Notes.

Cash Flow Financing Activities - Non-Partnership

Financing activities provided a net source of cash compared to a use in 2012 primarily due to the purchase in 2012 of Partnership units for $47.0 million and an increase in distributions received of $33.3 million, partially offset by an increase in payments on the TRC Revolver of $12.0 million and an increase in dividends paid of $16.9 million.

Distributions from the Partnership and Dividends of TRC

The following table details the distributions declared and/or paid by the Partnership for the nine months ended September 30, 2013 with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our shareholders for the same periods:

			Cash Distributions				Dividend	Total
For the Three Months Ended	Date Paid or to be Paid	Cash Distribution Per Limited Partner Unit	Limited Partner Units	General Partner Interest	IDRs	Distributions to Targa Resources Corp. (1)	Declared Per TRC Common Share	Dividend Declared to Common Shareholders
		(In millions, except per unit amounts)
September 30, 2013	November 14, 2013	$0.7325	$9.5	$2.2	$26.9	$38.6	$0.57000	$24.1
June 30, 2013	August 14, 2013	0.7150	9.3	2.0	24.6	35.9	0.53250	22.5
March 31, 2013	May 15, 2013	0.6975	9.0	1.9	22.1	33.0	0.49500	21.0
December 31, 2012	February 14, 2013	0.6800	8.8	1.8	20.1	30.7	0.45750	19.4
________
(1)	Distributions to us comprise amounts attributable to our (i) limited partner units, (ii) general partner units, and (iii) IDRs.

Capital Requirements

The Partnership’s capital requirements relate to capital expenditures, which are classified as expansion expenditures, maintenance expenditures or business acquisitions. Expansion capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, reduce costs or enhance revenues, and fund acquisitions of businesses or assets. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life, and expenditures to remain in compliance with environmental laws and regulations.

	Nine Months Ended September 30,
	2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

	(In millions)
Capital expenditures:
Business acquisitions, net of cash acquired	$-	$-	$-	$25.8	$25.8	$-
Expansion (1)	666.6	666.6	-	326.1	326.0	0.1
Maintenance	60.5	60.5	-	48.3	48.0	0.3
Gross additions to property, plant and equipment	727.1	727.1	-	400.2	399.8	0.4
Transfers from materials and supplies to property, plant and equipment	(15.1)	(15.1)		-	-	-
Change in capital project payables and accruals	(3.8)	(3.8)	-	(9.3)	(9.2)	(0.1)
Cash outlays for capital projects	$708.2	$708.2	$-	$390.9	$390.6	$0.3
__________
(1)	Excludes the Partnership’s investment in GCF, which is accounted for as an equity investment. Cash calls for expansion are reflected in Investment in unconsolidated affiliate in cash flows from investing activities on our Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

The Partnership estimates that its total growth capital expenditures for 2013 will be approximately $900 million on a gross basis, and maintenance capital expenditures net to the Partnership’s interest will be approximately $80 million. Given the Partnership’s objective of growth through acquisitions, expansions of existing assets and other internal growth projects, the Partnership anticipates that over time they will invest significant amounts of capital to grow and acquire assets. The Partnership’s future expansion capital expenditures may vary significantly based on investment opportunities. The Partnership expects to fund future capital expenditures with funds generated from its operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt offerings.

Critical Accounting Policies and Estimates

The Partnership and our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. During the nine months ended September 30, 2013, the Partnership established policies related to the amortization and useful lives of the intangible assets related to the Badlands acquisition.

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

The primary purpose of the commodity risk management activities is to manage the exposure to commodity price risk and reduce volatility in the Partnership’s operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of the Partnership’s cash flows, as of September 30, 2013, the Partnership has hedged the commodity prices associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations, as well as in the LOU portion of the Coastal Gathering and Processing Operations, that results from percent of proceeds processing arrangements. The Partnership hedges a higher percentage of its expected equity volumes in the current year compared to future years, in which it hedges incrementally lower percentages of expected equity volumes. With swaps, the Partnership typically receives an agreed fixed price for a specified notional quantity of natural gas or NGLs and it pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than its actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership may buy calls in connection with swap positions to create a price floor with upside. The Partnership intends to continue to manage its exposure to commodity prices in the future by entering into similar derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. During the three months ended September 30, 2013, and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $4.8 million and $13.2 million. During the nine months ended September 30, 2013, and 2012, our operating revenues were increased by net hedge adjustments on commodity derivative contracts of $17.0 million and $25.6 million. The net hedge adjustments that impact our consolidated revenues (but do not affect the Partnership’s revenues) include amortization of OCI related to hedges terminated and re-assigned upon the Partnership’s acquisition of Versado in 2010, as well as OCI related to terminations of commodity derivatives in July 2008.

As of September 30, 2013, the following derivative instruments, which are designated as hedging instruments, will settle during the years ending below:

Natural Gas
Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2013	2014	2015	2016	Fair Value
							(In millions)
Swap	IF-WAHA	4.45	18,354				$1.6
Swap	IF-WAHA	3.86		14,780			0.5
Swap	IF-WAHA	4.05			8,736		0.4
Swap	IF-WAHA	4.25				4,436	0.3
Total Swaps			18,354	14,780	8,736	4,436
Swap	IF-PB	4.50	14,871				1.4
Swap	IF-PB	3.80		11,966			0.3
Swap	IF-PB	4.02			7,076		0.3
Swap	IF-PB	4.22				3,608	0.3
Total Swaps			14,871	11,966	7,076	3,608
Swap	IF-NGPL MC	4.14	7,865				0.5
Swap	IF-NGPL MC	3.58		6,304			(0.2)
Swap	IF-NGPL MC	3.88			3,739		0.2
Swap	IF-NGPL MC	4.13				1,956	0.4
Total Swaps			7,865	6,304	3,739	1,956
Total			41,090	33,050	19,551	10,000
							$6.0

NGL
Instrument		Price	Bbl/d
Type	Index	$/Gal	2013	2014	Fair Value
					(In millions)
Swap	OPIS-MB	1.05	5,650		$2.8
Swap	OPIS-MB	1.21		1,000	3.3
Total			5,650	1,000
					$6.1

Condensate
Instrument		Price	Bbl/d
Type	Index	$/Bbl	2013	2014	Fair Value
					(In millions)
Swap	NY-WTI	93.23	2,045		$(1.6)
Swap	NY-WTI	89.80		1,450	(2.8)
Total			2,045	1,450
					$(4.4)

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver. The Partnership is exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under its TRP Revolver and its Securitization Facility. As of September 30, 2013, neither the Partnership nor we have any interest rate hedges. However, the Partnership or we may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and its Securitization Facility will also increase. As of September 30, 2013, the Partnership had $568.0 million in variable rate borrowings under its TRP Revolver and its Securitization Facility and we had variable rate borrowings of $70.0 million under our TRC Revolver. A hypothetical change of 100 basis points in the interest rate of variable rate debt would impact the Partnership’s annual interest expense by $5.7 million and the TRC Non-Partnership annual interest expense by $0.7 million.

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

As of September 30, 2013 affiliates of Bank of America Merrill Lynch (“BAML”), Barclays PLC (“Barclays”), Wells Fargo Bank N.A. (“Wells Fargo”) and Natixis Securities Americas LLC (“Natixis”) accounted for 30%, 24%, 16% and 14% of the Partnership’s counterparty credit exposure related to commodity derivative instruments. BAML, Barclays, Wells Fargo and Natixis are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

The Partnership has an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of the Partnership’s third-party accounts receivable, annual operating income would decrease by $5.0 million in the year of the assessment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 14 – Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Item 1A. Risk Factors.” in our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Targa Resources Corp. (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 16, 2010 (File No. 001-34991)).

3.2	Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 16, 2010 (File No. 001-34991)).

3.3	Certificate of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.2 to Targa Resources Partners LP’s Registration Statement on Form S-1 filed November 16, 2006 (File No. 333-138747)).

3.4	Certificate of Formation of Targa Resources GP LLC (incorporated by reference to Exhibit 3.3 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.5	First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 16, 2007 (File No. 001-33303)).

3.6	Amendment No. 1, dated May 13, 2008, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 14, 2008 (File No. 001-33303)).

3.7	Amendment No. 2, dated May 25, 2012, to the First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 25, 2012 (File No. 001-33303)).

3.8	Limited Liability Company Agreement of Targa Resources GP LLC (incorporated by reference to Exhibit 3.4 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.9	Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.1 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.10	Amendment to Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.9 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 28, 2011 (File No. 001-33303)).

3.11	Amended and Restated Bylaws of Targa Resources, Inc. (incorporated by reference to Exhibit 3.2 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 4, 2013	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)