Form 10-Q
period 2014-09-30
Targa Resources Corp.
filed 2014-11-04
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, there were 42,143,463 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as the following risks and uncertainties:

•	the Partnership’s and our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in the Partnership’s transactions;

•	the Partnership’s success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions with the Partnership;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for the Partnership’s services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	the Partnership’s ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around the Partnership’s assets, its success in connecting natural gas supplies to its gathering and processing systems, oil supplies to its gathering systems and NGL supplies to its logistics and marketing facilities and the Partnership’s success in connecting its facilities to transportation and markets;

•	the Partnership’s and our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	the Partnership’s ability to complete the proposed merger (the “APL Merger”) with Atlas Pipeline Partners, L.P., a Delaware limited partnership (“APL”), and our ability to complete the proposed merger (the “ATLS Merger” and, together with the APL Merger, the “Atlas Mergers”) with Atlas Energy, L.P., a Delaware limited partnership (“ATLS,” and, together with APL, “Atlas”), upon which the closing of the APL Merger is conditioned, on the anticipated terms and time frame;

•	the Partnership’s and our ability to obtain requisite regulatory approval, to obtain the approval of our stock issuance in connection with the ATLS Merger by our stockholders and the approval of the Atlas Mergers by the unitholders of ATLS and APL, as applicable, and to satisfy the other conditions to the consummation of the Atlas Mergers;

•	the potential impact of the announcement or consummation of the Atlas Mergers on relationships, including with employees, suppliers, customers, competitors and credit rating agencies;

•	the Partnership’s and our ability to integrate with APL and ATLS successfully after consummation of the Atlas Mergers and to achieve anticipated benefits from the proposed transaction;

•	risks relating to any unforeseen liabilities of APL or ATLS;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Part II – Other Information, Item 1A. Risk Factors.” in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
Mgal	U.S. million gallons
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offer Rate
NYSE	New York Stock Exchange

Price Index Definitions

IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TARGA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$78.8	$66.7
Trade receivables, net of allowances of $1.1 million and $1.1 million	698.1	658.8
Inventories	251.2	150.7
Deferred income taxes	-	0.1
Assets from risk management activities	5.0	2.0
Other current assets	20.0	18.9
Total current assets	1,053.1	897.2
Property, plant and equipment	6,307.7	5,758.4
Accumulated depreciation	(1,614.0)	(1,408.5)
Property, plant and equipment, net	4,693.7	4,349.9
Intangible assets, net	607.3	653.4
Long-term assets from risk management activities	1.7	3.1
Investment in unconsolidated affiliate	51.7	55.9
Other long-term assets	84.4	89.1
Total assets	$6,491.9	$6,048.6

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$798.6	$761.8
Deferred income taxes	0.5	0.6
Liabilities from risk management activities	3.6	8.0
Total current liabilities	802.7	770.4
Long-term debt	3,137.2	2,989.3
Long-term liabilities from risk management activities	1.2	1.4
Deferred income taxes	135.5	135.5
Other long-term liabilities	65.5	60.7

Commitments and contingencies (see Note 15)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized, 42,532,353 shares issued and 42,143,463 shares outstanding as of September 30, 2014, and 42,529,068 shares issued and 42,162,178 shares outstanding as of December 31, 2013)	-	-
Preferred stock ($0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013)	-	-
Additional paid-in capital	153.8	151.6
Retained earnings	30.8	20.5
Accumulated other comprehensive income (loss)	0.3	(0.5)
Treasury stock, at cost (388,890 shares as of September 30, 2014 and 366,890 as of December 31, 2013)	(25.4)	(22.8)
Total Targa Resources Corp. stockholders' equity	159.5	148.8
Noncontrolling interests in subsidiaries	2,190.3	1,942.5
Total owners' equity	2,349.8	2,091.3
Total liabilities and owners' equity	$6,491.9	$6,048.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions, except per share amounts)

Revenues	$2,288.3	$1,466.0	$6,583.7	$4,210.3
Costs and expenses:
Product purchases	1,880.5	1,169.0	5,412.2	3,387.9
Operating expenses	112.8	97.6	323.7	279.8
Depreciation and amortization expenses	87.6	69.0	253.1	198.7
General and administrative expenses	43.0	37.7	122.4	112.5
Other operating (income) expense	(4.3)	4.2	(5.3)	8.3
Income from operations	168.7	88.5	477.6	223.1
Other income (expense):
Interest expense, net	(36.9)	(33.4)	(106.5)	(97.9)
Equity earnings	4.7	5.6	13.8	10.1
Gain (loss) on debt redemptions and amendments	-	(7.4)	-	(14.7)
Other	(0.6)	9.1	(0.6)	15.3
Income before income taxes	135.9	62.4	384.3	135.9
Income tax (expense) benefit:
Current	(17.3)	(6.6)	(57.8)	(23.3)
Deferred	1.8	(6.4)	4.2	(7.0)
	(15.5)	(13.0)	(53.6)	(30.3)
Net income	120.4	49.4	330.7	105.6
Less: Net income attributable to noncontrolling interests	89.7	33.1	253.9	61.0
Net income available to common shareholders	$30.7	$16.3	$76.8	$44.6

Net income available per common share - basic	$0.73	$0.39	$1.83	$1.07
Net income available per common share - diluted	$0.73	$0.39	$1.82	$1.06
Weighted average shares outstanding - basic	42.0	41.6	42.0	41.6
Weighted average shares outstanding - diluted	42.1	42.1	42.1	42.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2014			2013
	Pre- Tax	Related Income Tax	After Tax	Pre- Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Targa Resources Corp.
Net income attributable to Targa Resources Corp.			$30.7			$16.3
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$1.9	$(0.7)	1.2	$(1.6)	$0.6	(1.0)
Settlements reclassified to revenues	0.1	-	0.1	(0.6)	0.2	(0.4)
Interest rate swaps:
Settlements reclassified to interest expense, net	-	-	-	0.2	(0.1)	0.1
Other comprehensive income (loss) attributable to Targa Resources Corp.	$2.0	$(0.7)	1.3	$(2.0)	$0.7	(1.3)
Comprehensive income attributable to Targa Resources Corp.			$32.0			$15.0

Noncontrolling interests
Net income attributable to noncontrolling interests			$89.7			$33.1
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$12.3	$-	12.3	$(9.7)	$-	(9.7)
Settlements reclassified to revenues	0.7	-	0.7	(3.9)	-	(3.9)
Interest rate swaps:
Settlements reclassified to interest expense, net	-	-	-	1.3	-	1.3
Other comprehensive income (loss) attributable to noncontrolling interests	$13.0	$-	13.0	$(12.3)	$-	(12.3)
Comprehensive income attributable to noncontrolling interests			$102.7			$20.8

Total
Net income			$120.4			$49.4
Other comprehensive income (loss)
Commodity hedging contracts:
Change in fair value	$14.2	$(0.7)	13.5	$(11.3)	$0.6	(10.7)
Settlements reclassified to revenues	0.8	-	0.8	(4.5)	0.2	(4.3)
Interest rate swaps:
Settlements reclassified to interest expense, net	-	-	-	1.5	(0.1)	1.4
Other comprehensive income (loss)	$15.0	$(0.7)	14.3	$(14.3)	$0.7	(13.6)

Total comprehensive income			$134.7			$35.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended September 30,
	2014			2013
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax

	(Unaudited)
	(In millions)
Targa Resources Corp.
Net income attributable to Targa Resources Corp.			$76.8			$44.6
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$(0.6)	$0.2	(0.4)	$0.3	$(0.1)	0.2
Settlements reclassified to revenues	1.5	(0.5)	1.0	(2.3)	0.9	(1.4)
Interest rate swaps:
Settlements reclassified to interest expense, net	0.3	(0.1)	0.2	0.6	(0.3)	0.3
Other comprehensive income (loss) attributable to Targa Resources Corp.	$1.2	$(0.4)	0.8	$(1.4)	$0.5	(0.9)
Comprehensive income attributable to Targa Resources Corp.			$77.6			$43.7

Noncontrolling interests
Net income attributable to noncontrolling interests			$253.9			$61.0
Other comprehensive loss attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$(3.9)	$-	(3.9)	$2.1	$-	2.1
Settlements reclassified to revenues	10.1	-	10.1	(14.7)	-	(14.7)
Interest rate swaps:
Settlements reclassified to interest expense, net	2.1	-	2.1	4.1	-	4.1
Other comprehensive income (loss) attributable to noncontrolling interests	$8.3	$-	8.3	$(8.5)	$-	(8.5)
Comprehensive income attributable to noncontrolling interests			$262.2			$52.5

Total
Net income			$330.7			$105.6
Other comprehensive income (loss)
Commodity hedging contracts:
Change in fair value	$(4.5)	$0.2	$(4.3)	$2.4	$(0.1)	$2.3
Settlements reclassified to revenues	11.6	(0.5)	11.1	(17.0)	0.9	(16.1)
Interest rate swaps:
Settlements reclassified to interest expense, net	2.4	(0.1)	2.3	4.7	(0.3)	4.4
Other comprehensive income (loss)	$9.5	$(0.4)	9.1	$(9.9)	$0.5	(9.4)

Total comprehensive income			$339.8			$96.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Total

	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2013	42,162	$-	$151.6	$20.5	$(0.5)	367	$(22.8)	$1,942.5	$2,091.3
Compensation on equity grants		-	3.8	-	-	-	-	7.0	10.8
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(2.0)	(2.0)
Shares issued under compensation program	3
Common stocks and Partnership units tendered for tax withholding obligations	(22)	-	-	-	-	22	(2.6)	(4.8)	(7.4)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	257.2	257.2
Impact of Partnership equity transactions	-	-	14.1	-	-	-	-	(14.1)	-
Dividends	-	-		(66.5)	-	-	-	-	(66.5)
Dividends in excess of retained earnings	-	-	(15.7)	-	-	-	-	-	(15.7)
Distributions	-	-	-	-	-	-	-	(257.7)	(257.7)
Other comprehensive income (loss)	-	-	-	-	0.8	-	-	8.3	9.1
Net income	-	-	-	76.8	-	-	-	253.9	330.7
Balance, September 30, 2014	42,143	$-	$153.8	$30.8	$0.3	389	$(25.4)	$2,190.3	$2,349.8

Balance, December 31, 2012	42,295	$-	$184.4	$(32.0)	$1.2	198	$(9.5)	$1,609.3	$1,753.4
Compensation on equity grants	-	-	5.6	-	-	-	-	4.4	10.0
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(1.1)	(1.1)
Shares issued under compensation program	36
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	377.4	377.4
Receivables from unit offerings	-	-	(3.3)	-	-	-	-	-	(3.3)
Impact of Partnership equity transactions	-	-	23.8	-	-	-	-	(23.8)	-
Dividends in excess of retained earnings	-	-	(62.9)	-	-	-	-	-	(62.9)
Distributions	-	-	-	-	-	-	-	(195.1)	(195.1)
Other comprehensive income (loss)	-	-	-	-	(0.9)	-	-	(8.5)	(9.4)
Net income	-	-	-	44.6	-	-	-	61.0	105.6
Balance, September 30, 2013	42,331	$-	$147.6	$12.6	$0.3	198	$(9.5)	$1,823.6	$1,974.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013

	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$330.7	$105.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	9.2	12.1
Compensation on equity grants	10.8	10.0
Depreciation and amortization expense	253.1	198.7
Accretion of asset retirement obligations	3.3	3.0
Deferred income tax expense (benefit)	(4.2)	7.0
Equity earnings of unconsolidated affiliate	(13.8)	(10.1)
Distributions of unconsolidated affiliate	13.8	10.1
Risk management activities	0.9	-
(Gain) loss on sale or disposition of assets	(5.6)	3.1
(Gain) loss on debt redemptions and amendments	-	14.7
Changes in operating assets and liabilities:
Receivables and other assets	(41.3)	19.7
Inventory	(117.8)	(110.3)
Accounts payable and other liabilities	80.0	13.4
Net cash provided by operating activities	519.1	277.0
Cash flows from investing activities
Outlays for property, plant and equipment	(571.7)	(727.1)
Return of capital from unconsolidated affiliate	4.2	1.9
Other, net	6.3	(31.3)
Net cash used in investing activities	(561.2)	(756.5)
Cash flows from financing activities
Partnership loan facility:
Proceeds	1,295.0	1,743.0
Repayments	(1,115.0)	(1,521.2)
Partnership accounts receivable securitization facility:
Borrowings	88.9	261.6
Repayments	(131.0)	(93.6)
Non-Partnership loan facility:
Proceeds	67.0	36.0
Repayments	(59.0)	(48.0)
Costs incurred in connection with financing arrangements	(2.7)	(13.6)
Distributions to owners	(259.3)	(195.1)
Proceeds from sale of common units of the Partnership	259.9	379.6
Repurchase of common units under Partnership compensation plans	(4.8)	-
Dividends to common and common equivalent shareholders	(82.2)	(61.8)
Repurchase of common stock under TRC compensation plans	(2.6)	-
Net cash provided by financing activities	54.2	486.9
Net change in cash and cash equivalents	12.1	7.4
Cash and cash equivalents, beginning of period	66.7	76.3
Cash and cash equivalents, end of period	$78.8	$83.7

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

The unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 include all adjustments, which we believe are necessary, for a fair presentation of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

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

As of September 30, 2014, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all Incentive Distribution Rights (“IDRs”); and

•	12,945,659 common units of the Partnership, representing an 11.2% limited partnership interest.

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

Reclassifications Affecting Statement of Cash Flows

In conjunction with the integration of Badlands into its financial reporting environment during 2013, the Partnership obtained further information about the acquisition date balance sheet, including the nature of the items comprising assumed Accounts payable and accrued liabilities.  The Partnership determined that certain assumed liabilities related to purchases that, under its accounting policies, are considered capital in nature. Consequently, the Partnership made certain refinements to better reflect Badlands cash flow activity on a basis similar to that used for its other operations. As a result of these refinements, certain cash flow activity was presented in its 2013 Form 10-K on a basis different than that utilized for previous quarterly reporting during 2013. In preparing this quarterly report the Partnership has made certain reclassifications in the comparative Statement of Cash Flows for the nine months ended September 30, 2013 to conform to the presentation of its Form 10-K, reclassifying $18.9 million related to capital expenditures previously included in Accounts payable and other liabilities of operating activities to Outlays for property, plant and equipment in investing activities, as shown below.

	Nine Months Ended September 30, 2013
Revised line items Consolidated Statement of Cash Flows	As Reported	Reclassification	As Revised

Cash flows from operating activities
Changes in operating assets and liabilities:
Accounts payable and other liabilities	$(5.5)	$18.9	$13.4
Net cash provided by operating activities	258.1	18.9	277.0

Cash flows from investing activities:
Changes in investing assets and liabilities:
Outlays for property, plant and equipment	(708.2)	(18.9)	(727.1)
Net cash used in investing activities	(737.6)	(18.9)	(756.5)

Revision of Previously Reported Revenues and Product Purchases

During the third quarter of 2014, the Partnership concluded that certain prior period buy-sell transactions related to the marketing of NGL products were incorrectly reported on a gross basis as Revenues and Product Purchases in previous Consolidated Statements of Operations. GAAP require that such transactions that involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another be reported as a single transaction on a combined net basis.

The Partnership concluded that these misclassifications were not material to any of the periods affected. However, the Partnership has revised previously reported revenues and product purchases to correctly report NGL buy-sell transactions on a net basis. Accordingly, Revenues and Product Purchases reported in its Form 10-K filed on February 14, 2014 and in previous quarterly reports on Form 10-Q for 2014 and 2013 will be reduced by equal amounts as presented in the following tables. There is no impact on previously reported net income, cash flows, financial position or other profitability measures.

	Year Ended December 31,
	2013	2012	2011
As Reported:
Revenues	$6,556.0	$5,885.7	$6,994.5
Product Purchases	5,378.5	4,879.0	6,039.0

Effect of Revisions:
Revenues	(241.3)	(206.7)	(151.3)
Product Purchases	(241.3)	(206.7)	(151.3)

As Revised:
Revenues	6,314.7	5,679.0	6,843.2
Product Purchases	5,137.2	4,672.3	5,887.7

	Three Months Ended					Nine Months Ended	Six Months Ended
	September 30,	June 30,		March 31,		September 30,	June 30,
	2013	2014	2013	2014	2013	2013	2014	2013
As Reported:
Revenues	$1,556.8	$2,061.9	$1,441.6	$2,352.9	$1,397.8	$4,396.2	$4,414.8	$2,839.4
Product Purchases	1,259.8	1,677.9	1,176.4	1,973.3	1,137.5	3,573.8	3,651.2	2,313.9

Effect of Revisions:
Revenues	(90.8)	(61.3)	(71.1)	(58.2)	(24.0)	(185.9)	(119.5)	(95.1)
Product Purchases	(90.8)	(61.3)	(71.1)	(58.2)	(24.0)	(185.9)	(119.5)	(95.1)

As Revised:
Revenues	1,466.0	2,000.6	1,370.5	2,294.7	1,373.8	4,210.3	4,295.3	2,744.3
Product Purchases	1,169.0	1,616.6	1,105.3	1,915.1	1,113.5	3,387.9	3,531.7	2,218.8

Note 3 — Significant Accounting Policies

Accounting Policy Updates/Revisions

The accounting policies that we follow are set forth in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant updates or revisions to these policies during the nine months ended September 30, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment is effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The amendment requires an entity’s management to evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. If substantial doubt is raised, further analysis and disclosures are required, including management’s plans to mitigate the adverse conditions or events. This amendment has no impact on our current disclosures, but would if our management identified future conditions or events that, in the aggregate, raise substantial doubt about our ability to continue as a going concern.

Note 4 — Inventories

The components of inventories consisted of the following:

	September 30, 2014	December 31, 2013
Commodities	$236.6	$136.4
Materials and supplies	14.6	14.3
	$251.2	$150.7

Note 5 — Property, Plant and Equipment and Intangible Assets

	September 30, 2014			December 31, 2013
	Targa Resources Partners LP	TRC Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC Non- Partnership	Targa Resources Corp. Consolidated	Estimated Useful Lives (In Years)
Gathering systems	$2,438.6	$-	$2,438.6	$2,230.1	$-	$2,230.1	5 to 20
Processing and fractionation facilities	1,866.9	6.6	1,873.5	1,598.0	6.6	1,604.6	5 to 25
Terminaling and storage facilities	1,004.1	-	1,004.1	715.2	-	715.2	5 to 25
Transportation assets	358.3	-	358.3	294.7	-	294.7	10 to 25
Other property, plant and equipment	138.1	0.2	138.3	121.3	0.2	121.5	3 to 25
Land	90.9	-	90.9	89.5	-	89.5	-
Construction in progress	404.0	-	404.0	702.8	-	702.8	-
Property, plant and equipment	6,300.9	6.8	6,307.7	5,751.6	6.8	5,758.4
Accumulated depreciation	(1,611.5)	(2.5)	(1,614.0)	(1,406.2)	(2.3)	(1,408.5)
Property, plant and equipment, net	$4,689.4	$4.3	$4,693.7	$4,345.4	$4.5	$4,349.9

Intangible assets	$681.8	$-	$681.8	$681.8	$-	$681.8	20
Accumulated amortization	(74.5)	-	(74.5)	(28.4)	-	(28.4)
Intangible assets, net	$607.3	$-	$607.3	$653.4	$-	$653.4

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

Note 6 — Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

Nine Months Ended September 30, 2014
Beginning of period	$50.9
Change in cash flow estimate	2.1
Accretion expense	3.3
End of period	$56.3

Note 7 — Investment in Unconsolidated Affiliate

At September 30, 2014, the Partnership’s unconsolidated investment consisted of a 38.8% ownership interest in Gulf Coast Fractionators LP (“GCF”).

The following table shows the activity related to the Partnership’s investment in GCF:

Nine Months Ended September 30, 2014
Beginning of period	$55.9
Equity earnings	13.8
Cash distributions (1)	(18.0)
End of period	$51.7

(1)	Includes $4.2 million distributions received in excess of the Partnership’s share of cumulative earnings that are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

Note 8 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Commodities	$573.6	$520.8
Other goods and services	104.9	146.8
Interest	42.8	35.9
Compensation and benefits	46.4	40.3
Income and other taxes	25.5	10.2
Other	5.4	7.8
	$798.6	$761.8

Note 9 — Debt Obligations

	September 30, 2014	December 31, 2013
Long-term debt:
Non-Partnership obligations:
TRC Senior secured revolving credit facility, variable rate, due October 2017 (1)	$92.0	$84.0
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due October 2017 (3)	575.0	395.0
Senior unsecured notes, 7⅞% fixed rate, due October 2018	250.0	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(26.0)	(28.0)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	625.0
Accounts receivable securitization facility, due December 2014 (4)	237.6	279.7
Total long-term debt	$3,137.2	$2,989.3
Irrevocable standby letters of credit:
Letters of credit outstanding under TRC Senior secured credit facility (1)	$-	$-
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	42.0	86.8
	$42.0	$86.8

(1)	As of September 30, 2014, availability under TRC’s $150 million senior secured revolving credit facility was $58.0 million.
(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of September 30, 2014, availability under the Partnership’s $1.2 billion senior secured revolving credit facility (“TRP Revolver”) was $583.0 million.
(4)	All amounts outstanding under the Partnership’s Accounts Receivable Securitization Facility (“Securitization Facility”) are reflected as long-term debt in our Consolidated Balance Sheet because the Partnership has the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. The Partnership intends to fund the Securitization Facility’s borrowings either by further extending the termination date of the Securitization Facility or by utilizing the availability under its senior secured revolving credit facility.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the nine months ended September 30, 2014:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC senior secured revolving credit facility	2.9%	2.9%
Partnership's senior secured revolving credit facility	1.9% - 4.5%	2.0%
Partnership's accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of September 30, 2014, both the Partnership and we were in compliance with the covenants contained in our various debt agreements.

Note 10 — Partnership Units and Related Matters

Public Offerings of Common Units

During the nine months ended September 30, 2014, the Partnership issued 3,119,454 common units under an equity distribution agreement entered into in August 2013 (the “August 2013 EDA”), receiving proceeds of $169.5 million (net of commissions up to 1% of gross proceeds to the Partnership’s sales agent). We contributed $3.5 million to the Partnership to maintain our 2% general partner interest.

In May 2014, the Partnership entered into an additional equity distribution agreement under its July 2013 Shelf (the “May 2014 EDA”), with Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as its sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $400 million of its common units. During the nine months ended September 30, 2014, the Partnership issued 1,243,682 common units under the May 2014 EDA, receiving proceeds of $87.7 million (net of commissions up to 1% of gross proceeds to the Partnership’s sales agent). We contributed $1.8 million to the Partnership to maintain our 2% general partner interest, of which $0.4 million was settled in October. As of October 24, 2014, approximately $311.3 million of the aggregate offering amount remained available for sale pursuant to the May 2014 EDA.

Distributions

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by the Partnership for the nine months ended September 30, 2014.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions to Targa Resources Corp.	Distributions per limited partner unit
		Common	Incentive	2%	Total

(In millions, except per unit amounts)
September 30, 2014	November 14, 2014	$92.3	$36.0	$2.6	$130.9	$48.9	$0.7975
June 30, 2014	August 14, 2014	89.5	33.7	2.5	125.7	46.3	0.7800
March 31, 2014	May 15, 2014	87.2	31.7	2.4	121.3	44.0	0.7625
December 31, 2013	February 14, 2014	84.0	29.5	2.3	115.8	41.5	0.7475

Note 11 — Common Stock and Related Matters

The following table details the dividends declared and/or paid by us for the nine months ended September 30, 2014:

Three Months Ended	Date Paid or To Be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock

(In millions, except per share amounts)

September 30, 2014	November 17, 2014	$31.0	$30.8	$0.2	$0.73250
June 30, 2014	August 15, 2014	29.2	29.0	0.2	0.69000
March 31, 2014	May 16, 2014	27.4	27.2	0.2	0.64750
December 31, 2013	February 18, 2014	25.6	25.5	0.1	0.60750

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings was available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.

Note 12 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$120.4	$49.4	$330.7	$105.6
Less: Net income attributable to noncontrolling interests	89.7	33.1	253.9	61.0
Net income attributable to common shareholders	$30.7	$16.3	$76.8	$44.6

Weighted average shares outstanding - basic	42.0	41.6	42.0	41.6

Net income available per common share - basic	$0.73	$0.39	$1.83	$1.07

Weighted average shares outstanding	42.0	41.6	42.0	41.6
Dilutive effect of unvested stock awards	0.1	0.5	0.1	0.5
Weighted average shares outstanding - diluted	42.1	42.1	42.1	42.1

Net income available per common share - diluted	$0.73	$0.39	$1.82	$1.06

Note 13 — Derivative Instruments and Hedging Activities

The Partnership’s Commodity Hedges

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

At September 30, 2014, the notional volumes of the Partnership’s commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2014	2015	2016
Natural Gas	Swaps	MMBtu/d	66,050	50,551	25,500
NGL	Swaps	Bbl/d	2,683	1,210	-
Condensate	Swaps	Bbl/d	2,450	-	-

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

		Fair Value as of September 30, 2014		Fair Value as of December 31, 2013
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$4.7	$2.0	$2.0	$7.7
	Long-term	1.7	1.2	3.1	1.4
Total derivatives designated as hedging instruments		$6.4	$3.2	$5.1	$9.1

Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.3	$1.6	$-	$0.3
Total derivatives not designated as hedging instruments		$0.3	$1.6	$-	$0.3

Total current position		$5.0	$3.6	$2.0	$8.0
Total long-term position		1.7	1.2	3.1	1.4
Total derivatives		$6.7	$4.8	$5.1	$9.4

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
September 30, 2014	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$4.5	$3.0	$1.5	$-
Counterparties without offsetting position - assets	0.5	-	0.5	-
Counterparties without offsetting position - liabilities	-	0.6	-	0.6
	5.0	3.6	2.0	0.6
Long-term position
Counterparties with offsetting position	1.2	0.6	0.6	-
Counterparties without offsetting position - assets	0.5	-	0.5	-
Counterparties without offsetting position - liabilities	-	0.6	-	0.6
	1.7	1.2	1.1	0.6
Total derivatives
Counterparties with offsetting position	5.7	3.6	2.1	-
Counterparties without offsetting position - assets	1.0	-	1.0	-
Counterparties without offsetting position - liabilities	-	1.2	-	1.2
	$6.7	$4.8	$3.1	$1.2

December 31, 2013
Current position
Counterparties with offsetting position	$1.9	$4.4	$-	$2.5
Counterparties without offsetting position - assets	0.1	-	0.1	-
Counterparties without offsetting position - liabilities	-	3.6	-	3.6
	2.0	8.0	0.1	6.1
Long-term position
Counterparties with offsetting position	0.7	1.2	-	0.5
Counterparties without offsetting position - assets	2.4	-	2.4	-
Counterparties without offsetting position - liabilities	-	0.2	-	0.2
	3.1	1.4	2.4	0.7
Total derivatives
Counterparties with offsetting position	2.6	5.6	-	3.0
Counterparties without offsetting position - assets	2.5	-	2.5	-
Counterparties without offsetting position - liabilities	-	3.8	-	3.8
	$5.1	$9.4	$2.5	$6.8

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets.

The estimated fair value of the Partnership’s derivative instruments was a net asset of $1.9 million as of September 30, 2014. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

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

The following tables reflect amounts recorded in other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commodity contracts	$14.2	$(11.3)	$(4.5)	$2.4

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense, net	$-	$(1.5)	$(2.4)	$(4.7)
Revenues	(0.8)	4.5	(11.6)	17.0
	$(0.8)	$3.0	$(14.0)	$12.3

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

The following table shows the deferred gains (losses) that are related to our consolidated accumulated OCI that will be reclassified into earnings through the end of 2016:

	September 30, 2014	December 31, 2013
Commodity hedges, before tax (1)	$0.4	$(0.5)
Commodity hedges, after tax (1)	0.3	(0.3)
Interest rate hedges, before tax	-	(0.3)
Interest rate hedges, after tax	-	(0.2)

(1)	Includes net losses of $2.8 million related to contracts that will be settled and reclassified to revenue over the next 12 months.

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

The fair values of the Partnership’s derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position reflects the present value of the amount the Partnership expects to receive or pay in the future on its derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $13.7 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $17.5 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	Senior secured revolving credit facilities and the Partnership’s Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and

•	Senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2014
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value
Assets from commodity derivative contracts (1)	$6.7	$6.7	$-	$6.3	$0.4
Liabilities from commodity derivative contracts (1)	4.8	4.8	-	4.5	0.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	78.8	78.8	-	-	-
TRC Senior secured revolving credit facility	92.0	92.0	-	92.0	-
Partnership's Senior secured revolving credit facility	575.0	575.0	-	575.0	-
Partnership's Senior unsecured notes	2,232.6	2,310.2	-	2,310.2	-
Partnership's accounts receivable securitization facility	237.6	237.6	-	237.6	-

(1)	The fair value of the derivative contracts in this table is presented on a different basis than the consolidated balance sheet presentation as disclosed in Note 13. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the consolidated balance sheet presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for consolidated balance sheet classification purposes.

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheets

As of September 30, 2014, we reported certain of the Partnership’s natural gas swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these natural gas swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of September 30, 2014, the Partnership had five natural gas swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of the Partnership’s Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity Derivative Contracts Asset/ (Liability)
Balance, December 31, 2013	$0.7
Settlements included in Revenue	0.2
Unrealized gain (loss) included in OCI	(0.5)
Transfers out of Level 3	(0.3)
Balance, September 30, 2014	$0.1

Note 15 — Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and/or regulatory proceedings and certain claims, suits and complaints arising in the ordinary course of business that have been filed or are pending against us.

Litigation Related to the Atlas Mergers

In October 2014, three public unitholders of APL (the “APL Plaintiffs”) filed class action lawsuits against APL, ATLS, Atlas Pipeline Partners GP, LLC (“APL GP”), its managers, us, the Partnership, the general partner and Trident MLP Merger Sub LLC (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma; and (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania (the “APL Lawsuits”).  On October 23, 2014, a public unitholder of ATLS (the “ATLS Plaintiff” and, together with the APL Plaintiffs, “Plaintiffs”) filed a class action lawsuit against ATLS, Atlas Energy Partners GP, LLC (“ATLS GP”), its managers, us, and Trident GP Merger Sub LLC (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, “Defendants”).  This lawsuit is styled Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania (the “ATLS Lawsuit” and, together with the APL Lawsuits, the “Lawsuits”).

Plaintiffs allege a variety of causes of action challenging the Atlas Mergers.  The APL Plaintiffs allege that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) we, the Partnership, the general partner, Trident MLP Merger Sub LLC, APL, ATLS and APL GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties.  One of the APL Plaintiffs also alleges that (a) APL GP and its managers breached APL’s Limited Partnership Agreement and (b) APL and APL GP’s managers aided and abetted in APL GP’s alleged breaches of the Limited Partnership Agreement.  Specifically, the APL Plaintiffs allege that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders.  The ATLS Plaintiff alleges that (a) ATLS GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) we, Trident GP Merger Sub LLC, ATLS and ATLS GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties.  Specifically, the ATLS Plaintiff alleges that (a) the premium offered to ATLS’s unitholders is inadequate, (b) ATLS agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire ATLS and (c) ATLS GP’s managers favored their self-interests over the interests of ATLS’s unitholders.

Based on these allegations, Plaintiffs seeks to enjoin Defendants from proceeding with or consummating the Atlas Mergers unless and until APL and ATLS adopt and implement processes to obtain the best possible terms for their respective unitholders. To the extent that the Atlas Mergers are consummated before injunctive relief is granted, Plaintiffs seek to have the Atlas Mergers rescinded.  Plaintiffs also seek damages and attorneys’ fees.

Plaintiffs have not yet served Defendants, and Defendants’ date to answer, move to dismiss or otherwise respond to the Lawsuits has not yet been set. We cannot predict the outcome of the Lawsuits or any others that might be filed subsequent to the date of this filing; nor can we predict the amount of time and expense that will be required to resolve the Lawsuits.  Defendants intend to vigorously defend the Lawsuits.

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

Changes in the fair value of this accrued liability are included in earnings and reported as Other income (expense) in the Consolidated Statement of Operations. As of September 30, 2013, the contingent consideration was re-estimated to be $0, a decrease of $9.1 million for the third quarter 2013, and $15.3 million year-to-date 2013, reflecting at that time management’s updated assessment

Note 16 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Cash:
Interest paid, net of capitalized interest (1)	$90.3	$83.0
Income taxes paid, net of refunds	55.2	23.1
Non-cash Investing and Financing balance sheet movements:
Deadstock commodity inventories transferred to property, plant and equipment	15.2	28.3
Accrued dividends on unvested equity awards	0.5	1.1
Receivables from equity issuances	-	3.3
Capital expenditure accruals	(40.6)	(15.1)
Transfers from materials and supplies inventory to property, plant and equipment	2.7	15.1
Change in ARO liability and property, plant and equipment due to revised future ARO cash flow estimate	2.1	1.4

(1)	Interest capitalized on major projects was $14.3 million and $22.6 million for the nine months ended September 30, 2014 and 2013.

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

	Three Months Ended September 30, 2014
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$49.4	$83.4	$23.1	$1,855.6	$(2.3)	$-	$-	$2,009.2
Fees from midstream services	49.4	8.0	75.5	146.2	-	-	-	279.1
	98.8	91.4	98.6	2,001.8	(2.3)	-	-	2,288.3
Intersegment revenues
Sales of commodities	386.0	143.6	1.3	116.1	-	(647.0)	-	-
Fees from midstream services	1.7	-	85.9	10.1	-	(97.7)	-	-
	387.7	143.6	87.2	126.2	-	(744.7)	-	-
Revenues	$486.5	$235.0	$185.8	$2,128.0	$(2.3)	$(744.7)	$-	$2,288.3
Operating margin	$98.0	$19.1	$118.6	$61.6	$(2.3)	$-	$-	$295.0
Other financial information:
Total assets (1)	$3,359.0	$368.6	$1,650.2	$917.2	$6.7	$115.5	$74.7	$6,491.9
Capital expenditures	$74.0	$2.3	$59.8	$4.6	$-	$2.2	$-	$142.9

(1)	Corporate assets primarily include investment in unconsolidated subsidiaries and debt issuance costs associated with our long-term debt.

	Three Months Ended September 30, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Consolidated
Revenues
Sales of commodities	$56.5	$71.1	$38.8	$1,157.4	$4.8	$-	$(0.1)	$1,328.5
Fees from midstream services	27.4	7.4	53.0	49.7	-	-	-	137.5
	83.9	78.5	91.8	1,207.1	4.8	-	(0.1)	1,466.0
Intersegment revenues
Sales of commodities	318.9	163.1	1.8	118.5	-	(602.3)	-	-
Fees from midstream services	0.8	-	42.1	8.4	-	(51.3)	-	-
	319.7	163.1	43.9	126.9	-	(653.6)	-	-
Revenues	$403.6	$241.6	$135.7	$1,334.0	$4.8	$(653.6)	$(0.1)	$1,466.0
Operating margin	$70.6	$21.1	$70.5	$32.5	$4.8	$-	$(0.1)	$199.4
Other financial information:
Total assets	$3,095.9	$385.8	$1,407.5	$638.8	$14.8	$105.2	$77.3	$5,725.3
Capital expenditures	$177.5	$4.3	$99.9	$1.7	$-	$1.1	$-	$284.5

	Nine Months Ended September 30, 2014
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations		Total
							TRC Non- Partnership

Revenues
Sales of commodities	$158.0	$273.7	$73.0	$5,361.0	$(12.4)	$-	$-	$5,853.3
Fees from midstream services	133.5	26.1	216.3	354.5	-	-	-	730.4
	291.5	299.8	289.3	5,715.5	(12.4)	-	-	6,583.7
Intersegment revenues
Sales of commodities	1,168.2	484.0	2.7	383.6	-	(2,038.5)	-	-
Fees from midstream services	3.9	0.1	224.5	25.5	-	(254.0)	-	-
	1,172.1	484.1	227.2	409.1	-	(2,292.5)	-	-
Revenues	$1,463.6	$783.9	$516.5	$6,124.6	$(12.4)	$(2,292.5)	$-	$6,583.7
Operating margin	$289.8	$67.0	$324.0	$179.5	$(12.4)	$-	$(0.1)	$847.8
Other financial information:
Total assets	$3,359.0	$368.6	$1,650.2	$917.2	$6.7	$115.5	$74.7	$6,491.9
Capital expenditures	$301.4	$9.7	$195.9	$23.2	$-	$3.6	$-	$533.8

	Nine Months Ended September 30, 2013
	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	Corporate and Eliminations	TRC Non- Partnership	Total

Revenues
Sales of commodities	$145.7	$223.8	$117.0	$3,338.7	$17.0	$-	$(0.1)	$3,842.1
Fees from midstream services	70.3	25.9	147.6	124.4	-	-	-	368.2
	216.0	249.7	264.6	3,463.1	17.0	-	(0.1)	4,210.3
Intersegment revenues
Sales of commodities	882.9	450.9	3.6	354.7	-	(1,692.1)	-	-
Fees from midstream services	2.4	-	111.8	20.8	-	(135.0)	-	-
	885.3	450.9	115.4	375.5	-	(1,827.1)	-	-
Revenues	$1,101.3	$700.6	$380.0	$3,838.6	$17.0	$(1,827.1)	$(0.1)	$4,210.3
Operating margin	$191.8	$61.2	$178.9	$94.0	$17.0	$-	$(0.3)	$542.6
Other financial information:
Total assets	$3,095.9	$385.8	$1,407.5	$638.8	$14.8	$105.2	$77.3	$5,725.3
Capital expenditures	$388.8	$15.1	$317.7	$2.4	$-	$3.1	$-	$727.1

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales of commodities:
Natural gas	$333.9	$317.7	$1,084.8	$920.5
NGL	1,614.8	933.1	4,601.2	2,696.0
Condensate	38.6	35.3	108.7	95.3
Petroleum products	22.4	37.9	70.7	113.4
Derivative activities	(0.5)	4.5	(12.1)	16.9
	2,009.2	1,328.5	5,853.3	3,842.1
Fees from midstream services:
Fractionating and treating	55.3	36.0	153.5	91.1
Storage, terminaling, transportation and export	158.8	64.2	385.8	173.7
Gathering and processing	51.9	30.0	142.6	75.5
Other	13.1	7.3	48.5	27.9
	279.1	137.5	730.4	368.2
Total revenues	$2,288.3	$1,466.0	$6,583.7	$4,210.3

The following table shows a reconciliation of operating margin to net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of operating margin to net income:
Operating margin	$295.0	$199.4	$847.8	$542.6
Depreciation and amortization expense	(87.6)	(69.0)	(253.1)	(198.7)
General and administrative expense	(43.0)	(37.7)	(122.4)	(112.5)
Interest expense, net	(36.9)	(33.4)	(106.5)	(97.9)
Other, net	8.4	3.1	18.5	2.4
Income tax expense	(15.5)	(13.0)	(53.6)	(30.3)
Net income	$120.4	$49.4	$330.7	$105.6

Note 18 — Subsequent Events

Atlas Merger

On October 13, 2014, we, the general partner, the Partnership and Trident MLP Merger Sub LLC, a wholly-owned subsidiary of the Partnership (“MLP Merger Sub”), entered into an Agreement and Plan of Merger (the “APL Merger Agreement”) with APL, ATLS and APL GP, the general partner of APL. Also on October 13, 2014, we and Trident GP Merger Sub LLC, a wholly-owned subsidiary of Targa (“GP Merger Sub”), entered into an Agreement and Plan of Merger (the “ATLS Merger Agreement,” and together with the APL Merger Agreement, the “Merger Agreements”) with ATLS and ATLS GP, the general partner of ATLS. Pursuant to the APL Merger Agreement, MLP Merger Sub will be merged with and into APL, with APL continuing as the surviving entity and as a wholly owned subsidiary of the Partnership. Pursuant to the ATLS Merger Agreement, GP Merger Sub will be merged with and into ATLS, with ATLS continuing as the surviving entity and as a wholly owned subsidiary of Targa. In addition, pursuant to the ATLS Merger Agreement, ATLS has agreed that it will, pursuant to a Separation and Distribution Agreement, (1) transfer its assets and liabilities other than those related to its “Atlas Pipeline Partners” segment to a limited partnership or limited liability company (“New Atlas”) and (2) immediately prior to the ATLS Merger, effect a pro rata distribution to the ATLS unitholders of New Atlas common units representing a 100% interest in New Atlas (the “Spin-Off,” and, collectively with the ATLS Merger and the APL Merger, the “Transactions”).

The total estimated consideration for the APL Merger is $5.8 billion, including outstanding long-term debt, which as of September 30, 2014 totaled $1.8 billion. Each APL common unitholder will be entitled to receive 0.5846 of the Partnership’s common units and a one-time cash payment of $1.26 per APL common unit. This amounts to total consideration of $38.66 per APL common unit, based on the closing price of the Partnership’s common units on October 10, 2014. The exchange ratio was negotiated as a 15% premium for APL common unitholders based on the volume weighted average prices of APL and the Partnership’s common units during the 15 trading days ending October 3, 2014. The Partnership will also redeem APL’s Class E Preferred Units for an aggregate amount of $126.5 million in cash.

The Partnership expects to finance the cash portion of APL Merger with borrowings under the TRP Revolver. In connection with the APL Merger, we have agreed to reduce our incentive distribution rights for the four years following closing by fixed amounts of $37.5 million, $25.0 million, $10.0 million and $5.0 million, respectively. These annual amounts will be applied in equal quarterly installments for each successive four quarter period following closing. Based on the Partnership’s common units outstanding and APL’s common units outstanding as of September 30, 2014, the Partnership’s current unitholders will own approximately 66% of the pro forma combined partnership and current APL common unitholders will own approximately 34%.

The total estimated consideration for the ATLS Merger is $1.869 billion, including 10.35 million shares of our common stock valued at $1.259 billion based on the closing price of our common stock on October 10, 2014 and $610 million in cash. We have arranged committed financing of $1.1 billion to replace our existing revolving credit facility and to fund the cash components of the ATLS Merger, including cash merger consideration and $190 million related to change of control payments payable by ATLS and transaction fees and expenses. Based on our shares outstanding and the outstanding units of ATLS as of September 30, 2014, our current shareholders will own approximately 80% of the pro forma shares outstanding and current ATLS unitholders will own approximately 20%.

Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently during the first quarter of 2015, subject to the approval of our stock issuance in connection with the ATLS Merger by our stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, regulatory approvals and other customary closing conditions.

Debt Issuance

In October 2014, the Partnership privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the 4⅛% Notes”). The 4⅛% Notes resulted in approximately $791.5 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and the Partnership’s Securitization Facility and for general partnership purposes.

The Partnership’s Senior Notes Redemption

In October 2014, the Partnership announced the redemption of our 7⅞% Senior Notes due 2018 (the “7⅞% Notes”). On November 28, 2014, the Partnership will pay $259.8 million plus accrued interest per the terms of the note agreement to redeem the outstanding balance of the 7⅞% Notes. The redemption will result in a $12.4 million loss on debt redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

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

2014 Year-to-Date Developments

International Export Expansion Project

As part of Phase II of the International Export Expansion Project, the Partnership added incremental capacity and operational efficiencies with the addition of refrigeration and the completion of another dock during the second quarter of 2014, and the startup of a de-ethanizer in September 2014, which was the final stage of this expansion.

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

In June 2014, the Partnership completed construction of the Midland County pipeline, which connects SAOU and Sand Hills in the Permian Basin.

Condensate Splitter

On March 31, 2014, the Partnership announced a project to construct a condensate splitter at its Channelview Terminal on the Houston Ship Channel. The condensate splitter is supported by a long-term fee based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd.

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

Train 5

In July 2014, the Partnership approved construction of a 100,000 barrel per day fractionation expansion in Mont Belvieu, Texas. The 100,000 barrel per day expansion will be fully integrated with the Partnership’s existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as its LPG export terminal at Galena Park, Texas on the Houston Ship Channel.

All environmental approvals are in place, and the Partnership expects construction of Train 5 to proceed without disruption to existing operations, with completion expected in mid-2016. The Partnership estimates total capital expenditures to be $385 million for the expansion and the related infrastructure enhancements at Mont Belvieu.

Growth Investments in the Permian and Williston Basins

On October 6, 2014, the Partnership announced the approval of the purchase and installation of a new 300 MMcf/d cryogenic processing plant, a header pipeline originating at the new plant into the heart of the southern portion of the Delaware Basin and related gathering and compression infrastructure. The new plant will be located in Winkler County, Texas, west of the Partnership’s existing Sand Hills gas processing plant, to provide additional midstream services to producers on the western side of the Permian Basin. The Partnership expects that this new 300 MMcf/d plant, along with the recent start-up of the 200 MMcf/d High Plains plant at SAOU, will increase its Permian Basin capacity by approximately 500 MMcf/d to a total gross capacity of nearly 1.1 Bcf/d. The new processing plant is expected to be operational at the end of the first quarter of 2016.

The Partnership also announced the approval of the purchase of a 200 MMcf/d cryogenic processing plant to be located in McKenzie County, North Dakota in the Williston Basin. The Partnership expects that this new gas processing capability, combined with the current 40 MMcf/d expansion expected to be operational at the end of 2014, will increase its effective processing capacity when all facilities are de-bottlenecked up to approximately 300 MMcf/d over time to support the continued success of producers in the Bakken and Three Forks Shale plays. The additional Badlands plant is expected to be operational as early as the end of 2015.

Acquisitions

On October 13, 2014, we and the Partnership announced agreements to acquire APL and ATLS. For more information regarding the Transactions, see Note 18 to the “Consolidated Financial Statements.” We will acquire ATLS following the spin-off by ATLS of its non-midstream assets. The acquisitions are contingent on one another, and the transactions will close concurrently.

Strategic Rationale:

The combination of Targa Resources Partners and Atlas Pipeline Partners creates a premier midstream franchise with increased scale, geographic diversity and best in class capabilities in key producing basins in the U.S., and creates one of the largest diversified MLPs on an enterprise value basis.

•	The acquisitions add the Woodford/SCOOP, Mississippi Lime and Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast operations;
•
Combined position across the Permian Basin enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,250 miles of pipelines;

•	Strong growth outlook with announced combined organic growth capital expenditures of $1.2 billion for 2014 and over $1.2 billion in 2015;
•	Growing NGL production from gathering and processing business supports the Partnership’s leading NGL fractionation and export position;
•	Enhances credit profile and results in an estimated 60% pro forma fee-based margin;
•	Underlying growth in the business drives incrementally higher distribution and dividend growth immediately and over the longer term.

Financing Activities

On July 21, 2014, Standard & Poor's Ratings Services (“S&P”) raised the Partnership’s corporate credit rating to 'BB+' from 'BB' and raised the Partnership’s credit rating on its senior unsecured notes to 'BB+' from 'BB', and maintained the Partnership’s credit outlook as stable.

On September 9, 2014, Moody’s Investors Service (“Moody’s”) raised the Partnership’s corporate credit rating to ‘Ba1’ from ‘Ba2’ and raised the Partnership’s credit rating on its senior unsecured notes to ‘Ba2’ from ‘Ba3’, and updated the Partnership’s rating outlook from stable to positive.

On October 13, 2014, in conjunction with the announced agreements to acquire APL and ATLS, S&P placed the Partnership’s 'BB+' corporate credit and senior unsecured debt ratings on CreditWatch with positive implications. Also on October 14, 2014, Moody's affirmed the Partnership’s Ba1 Corporate Family Rating (CFR), and Ba2 senior unsecured note rating. The Partnership’s rating outlook with Moody’s remains positive.

Through October 2014, pursuant to the August 2013 EDA and the May 2014 EDA, the Partnership issued a total of 4,363,136 common units representing total net proceeds of $257.2 million (net of commissions up to 1% of gross proceeds to the Partnership’s sales agent), which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. We contributed $5.3 million to the Partnership to maintain our 2% general partner interest during this period.

In October 2014, the Partnership privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $791.5 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and the Partnership’s Securitization Facility and for general partnership purposes.

In October 2014, the Partnership announced the redemption of our 7⅞% Senior Notes due 2018 (the “7⅞% Notes”). On November 28, 2014, the Partnership will pay $259.8 million plus accrued interest per the terms of the note agreement to redeem the outstanding balance of the 7⅞% Notes. The redemption will result in a $12.4 million loss on debt redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

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

The revenue recognition standard will be effective for us starting in the first quarter of 2017. Early adoption is not permitted. We must retroactively apply the new revenue recognition standard to transactions in all prior periods presented, but will have a choice between either (1) restating each prior period presented or (2) presenting a cumulative effect adjustment in the first quarter report in 2017. We have commenced our analysis of the new standard and its impact on our revenue recognition practices.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment is effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The amendment requires an entity’s management to evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued.  If substantial doubt is raised, further analysis and disclosures are required, including management’s plans to mitigate the adverse conditions or events. This amendment has no impact on our current disclosures, but would if our management identified future conditions or events that, in the aggregate, raise substantial doubt about our ability to continue as a going concern.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Net Income attributable to Targa Resources Corp. to Distributable Cash Flow
Net income of Targa Resources Corp.	$120.4	$49.4	$330.7	$105.6
Less: Net income of Targa Resources Partners LP	(138.2)	(65.0)	(390.5)	(143.0)
Net loss for TRC Non-Partnership	(17.8)	(15.6)	(59.8)	(37.4)
TRC Non-Partnership income tax expense	14.2	12.3	49.9	27.8
Distributions from the Partnership (1)	48.9	38.6	139.2	107.5
Non-cash loss (gain) on hedges	-	0.1	-	0.2
Depreciation - Non-Partnership assets	0.1	0.1	0.3	0.2
Current cash tax expense (2)	(17.3)	(1.9)	(51.4)	(15.2)
Taxes funded with cash on hand (3)	2.9	1.9	8.8	6.9
Distributable cash flow	$31.0	$35.5	$87.0	$90.0

(1)	Includes current quarter distributions.
(2)	Excludes $1.2 million and $3.6 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop down gains realized for tax purposes and paid in 2010 for the three and nine months ended September 30, 2014 and 2013, and includes $(2.0) million and $0.3 million adjustments to account for differences between taxes from cash available to distribute and book taxes for the three and nine months ended September 30, 2014.
(3)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop down transactions that were treated as sales for income tax purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Targa Resources Corp. Distributable Cash Flow
Distributions declared by Targa Resources Partners LP associated with:
General Partner Interests	$2.6	$2.2	$7.5	$6.1
Incentive Distribution Rights	36.0	26.9	101.4	73.6
Common Units	10.3	9.5	30.3	27.8
Total distributions declared by Targa Resources Partners LP	48.9	38.6	139.2	107.5
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(2.6)	(2.3)	(7.1)	(6.8)
Interest expense, net	(0.9)	(0.8)	(2.4)	(2.3)
Current cash tax expense (1)	(17.3)	(1.9)	(51.4)	(15.2)
Taxes funded with cash on hand (2)	2.9	1.9	8.8	6.9
Other income (expense)	-	-	(0.1)	(0.1)
Distributable cash flow	$31.0	$35.5	$87.0	$90.0

(1)	Excludes $1.2 million and $3.6 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop down gains realized for tax purposes and paid in 2010 for the three and nine months ended September 30, 2014 and 2013, and includes $(2.0) million and $0.3 million adjustments to account for differences between taxes from cash available to distribute and book taxes for the three and nine months ended September 30, 2014.
(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop down transactions that were treated as sales for income tax purposes.

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

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance, utilities and ad valorem taxes comprise the most significant portion of the Partnership’s operating expenses. These expenses, other than fuel and power, generally remain relatively stable and independent of the volumes through its systems, but fluctuate depending on the scope of the activities performed during a specific period.

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

Gross Margin

The Partnership defines gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as by the Partnership’s contract mix and commodity hedging program. The Partnership defines Gathering and Processing gross margin as total operating revenues from (1) the sale of natural gas, condensate, crude and NGLs and (2) natural gas and crude oil gathering and service fee revenues, less product purchases, which consist primarily of producer payments and other natural gas and crude purchases. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees, NGL and natural gas sales, less cost of sales, which consists primarily of NGL and natural gas purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

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

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$407.8	$297.1	$1,171.5	$822.6
Operating expenses	(112.8)	(97.6)	(323.6)	(279.7)
Operating margin	295.0	199.5	847.9	542.9
Depreciation and amortization expenses	(87.5)	(68.9)	(252.8)	(198.5)
General and administrative expenses	(40.4)	(35.4)	(115.3)	(105.7)
Interest expense, net	(36.0)	(32.6)	(104.1)	(95.6)
Income tax (expense) benefit	(1.3)	(0.7)	(3.7)	(2.5)
Gain (loss) on sale or disposition of assets	4.4	0.7	5.6	(3.1)
Gain (loss) on debt redemptions and amendments	-	(7.4)	-	(14.7)
Change in contingent consideration	-	9.1	-	15.3
Other, net	4.0	0.7	12.9	4.9
Targa Resources Partners LP net income	$138.2	$65.0	$390.5	$143.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:

Net cash provided by operating activities	$114.9	$99.5	$571.8	$295.2
Net income attributable to noncontrolling interests	(9.9)	(5.3)	(30.9)	(18.1)
Interest expense, net (1)	33.9	28.8	95.3	83.8
Current income tax expense (benefit)	0.9	0.7	2.6	1.7
Other (2)	(6.8)	(10.4)	(20.7)	(16.7)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivables, inventories and other assets	114.8	124.9	155.9	93.4
Accounts payable and other liabilities	(1.1)	(82.3)	(68.9)	(24.7)
Targa Resources Partners LP Adjusted EBITDA	$246.7	$155.9	$705.1	$414.6

(1)	Net of amortization of debt issuance costs, discount and premium included in interest expense of $2.1 million and $3.8 million for three months ended September 30, 2014 and 2013, and $8.8 million and $11.8 million for the nine months ended September 30, 2014 and 2013.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations, amortization of stock-based compensation and noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Adjusted EBITDA:

Net income attributable to Targa Resources Partners LP	$128.3	$59.7	$359.6	$124.9
Interest expense, net	36.0	32.6	104.1	95.6
Income tax expense (benefit)	1.3	0.7	3.7	2.5
Depreciation and amortization expenses	87.5	68.9	252.8	198.5
(Gain) loss on sale or disposition of assets	(4.4)	(0.7)	(5.6)	3.1
(Gain) loss on debt redemptions and amendments	-	7.4	-	14.7
Change in contingent consideration	-	(9.1)	-	(15.3)
Risk management activities	1.5	(0.3)	0.9	(0.2)
Noncontrolling interests adjustment (1)	(3.5)	(3.3)	(10.4)	(9.2)
Targa Resources Partners LP Adjusted EBITDA	$246.7	$155.9	$705.1	$414.6

(1)	Noncontrolling interest portion of depreciation and amortization expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In millions)
Reconciliation of net income attributable to Targa Resources Partners LP to Distributable Cash flow:

Net income attributable to Targa Resources Partners LP	$128.3	$59.7	$359.6	$124.9
Depreciation and amortization expenses	87.5	68.9	252.8	198.5
Deferred income tax expense (benefit)	0.4	-	1.1	0.8
Amortization in interest expense	2.2	3.8	8.8	11.8
(Gain) loss on debt redemptions and amendments	-	7.4	-	14.7
Change in contingent consideration	-	(9.1)	-	(15.3)
(Gain) loss on sale or disposition of assets	(4.4)	(0.7)	(5.6)	3.1
Risk management activities	1.5	(0.3)	0.9	(0.2)
Maintenance capital expenditures	(21.9)	(17.0)	(55.6)	(60.5)
Other (1)	(1.1)	(1.9)	(5.0)	(2.4)
Targa Resources Partners LP distributable cash flow	$192.5	$110.8	$557.0	$275.4

(1)	Includes the noncontrolling interest portion of maintenance capital expenditures, depreciation and amortization expenses.

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

Balance Sheets – Partnership versus Non-Partnership

	September 30, 2014			December 31, 2013
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$78.8	$72.4	$6.4	$66.7	$57.5	$9.2
Trade receivables, net	698.1	697.9	0.2	658.8	658.6	0.2
Inventory	251.2	251.2	-	150.7	150.7	-
Deferred income taxes (2)	-	-	-	0.1	-	0.1
Assets from risk management activities	5.0	5.0	-	2.0	2.0	-
Other current assets (1)	20.0	7.4	12.6	18.9	7.1	11.8
Total current assets	1,053.1	1,033.9	19.2	897.2	875.9	21.3
Property, plant and equipment, at cost	6,307.7	6,300.9	6.8	5,758.4	5,751.6	6.8
Accumulated depreciation	(1,614.0)	(1,611.5)	(2.5)	(1,408.5)	(1,406.2)	(2.3)
Property, plant and equipment, net	4,693.7	4,689.4	4.3	4,349.9	4,345.4	4.5
Intangible assets, net	607.3	607.3	-	653.4	653.4	-
Long-term assets from risk management activities	1.7	1.7	-	3.1	3.1	-
Other long-term assets (2)	136.1	84.9	51.2	145.0	93.6	51.4
Total assets	$6,491.9	$6,417.2	$74.7	$6,048.6	$5,971.4	$77.2

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (3)	$798.6	$750.1	$48.5	$761.8	$721.2	$40.6
Affiliate payable (receivable) (4)	-	55.3	(55.3)	-	52.4	(52.4)
Deferred income taxes (5)	0.5	-	0.5	0.6	-	0.6
Liabilities from risk management activities	3.6	3.6	-	8.0	8.0	-
Total current liabilities	802.7	809.0	(6.3)	770.4	781.6	(11.2)
Long-term debt	3,137.2	3,045.2	92.0	2,989.3	2,905.3	84.0
Long-term liabilities from risk management activities	1.2	1.2	-	1.4	1.4	-
Deferred income taxes (5)	135.5	13.2	122.3	135.5	12.1	123.4
Other long-term liabilities (6)	65.5	57.2	8.3	60.7	52.6	8.1
Total liabilities	4,142.1	3,925.8	216.3	3,957.3	3,753.0	204.3
Total owners' equity	2,349.8	2,491.4	(141.6)	2,091.3	2,218.4	(127.1)
Total liabilities and owners' equity	$6,491.9	$6,417.2	$74.7	$6,048.6	$5,971.4	$77.2

The major Non-Partnership balance sheet items relate to:
(1)	Corporate assets consisting of cash and prepaid insurance.
(2)	Long-term tax assets primarily related to gains on 2010 drop-down transactions recognized as sales of assets for tax purposes.
(3)	Accrued current employee liabilities related to payroll and incentive compensation plans and taxes payable.
(4)	Intercompany receivable with the Partnership.
(5)	Current and long-term deferred income tax balances.
(6)	Long-term liabilities related to incentive compensation plans and deferred rent related to the headquarters office lease.

Results of Operations – Partnership versus Non-Partnership

	Three Months Ended September 30,
	2014			2013
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

	(In millions)
Revenues	$2,288.3	$2,288.3	$-	$1,466.0	$1,466.1	$(0.1)
Costs and expenses:
Product purchases	1,880.5	1,880.5	-	1,169.0	1,169.0	-
Operating expenses	112.8	112.8	-	97.6	97.6	-
Depreciation and amortization expenses (1)	87.6	87.5	0.1	69.0	68.9	0.1
General and administrative expenses (2)	43.0	40.4	2.6	37.7	35.4	2.3
Other operating (income) expense	(4.3)	(4.3)	-	4.2	4.2	-
Income from operations	168.7	171.4	(2.7)	88.5	91.0	(2.5)
Other income (expense):
Interest expense, net - third party (3)	(36.9)	(36.0)	(0.9)	(33.4)	(32.6)	(0.8)
Equity earnings	4.7	4.7	-	5.6	5.6	-
Gain (loss) on debt redemptions and amendments	-	-	-	(7.4)	(7.4)	-
Other income (expense)	(0.6)	(0.6)	-	9.1	9.1	-
Income (loss) before income taxes	135.9	139.5	(3.6)	62.4	65.7	(3.3)
Income tax (expense) benefit (4)	(15.5)	(1.3)	(14.2)	(13.0)	(0.7)	(12.3)
Net income (loss)	120.4	138.2	(17.8)	49.4	65.0	(15.6)
Less: Net income attributable to noncontrolling interests (5)	89.7	9.9	79.8	33.1	5.3	27.8
Net income (loss) after noncontrolling interests	$30.7	$128.3	$(97.6)	$16.3	$59.7	$(43.4)

The major Non-Partnership results of operations relate to:
(1)	Depreciation on assets excluded from drop-down transactions.
(2)	General and administrative expenses retained by TRC related to its status as a public entity.
(3)	Interest expense related to TRC debt obligations.
(4)	Reflects TRC’s federal and state income taxes.
(5)	TRC noncontrolling interest in the net income of the Partnership.

	Nine Months Ended September 30,
	2014			2013
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership

	(In millions)
Revenues	$6,583.7	$6,583.7	$-	$4,210.3	$4,210.5	$(0.2)
Costs and expenses:
Product purchases	5,412.2	5,412.2	-	3,387.9	3,387.9	-
Operating expenses	323.7	323.6	0.1	279.8	279.7	0.1
Depreciation and amortization expenses (1)	253.1	252.8	0.3	198.7	198.5	0.2
General and administrative expenses (2)	122.4	115.3	7.1	112.5	105.7	6.8
Other operating (income) expense	(5.3)	(5.3)	-	8.3	8.3	-
Income from operations	477.6	485.1	(7.5)	223.1	230.4	(7.3)
Other income (expense):
Interest expense, net - third party (3)	(106.5)	(104.1)	(2.4)	(97.9)	(95.6)	(2.3)
Equity earnings	13.8	13.8	-	10.1	10.1	-
Gain (loss) on debt redemptions and amendments	-	-	-	(14.7)	(14.7)	-
Other income (expense)	(0.6)	(0.6)	-	15.3	15.3	-
Income (loss) before income taxes	384.3	394.2	(9.9)	135.9	145.5	(9.6)
Income tax (expense) benefit (4)	(53.6)	(3.7)	(49.9)	(30.3)	(2.5)	(27.8)
Net income (loss)	330.7	390.5	(59.8)	105.6	143.0	(37.4)
Less: Net income attributable to noncontrolling interests (5)	253.9	30.9	223.0	61.0	18.1	42.9
Net income (loss) after noncontrolling interests	$76.8	$359.6	$(282.8)	$44.6	$124.9	$(80.3)

The major Non-Partnership results of operations relate to:
(1)	Depreciation on assets excluded from drop-down transactions.
(2)	General and administrative expenses retained by TRC related to its status as a public entity.
(3)	Interest expense related to TRC debt obligations.
(4)	Reflects TRC’s federal and state income taxes.
(5)	TRC noncontrolling interest in the net income of the Partnership.

Statements of Cash Flows – Partnership versus Non-Partnership

	Nine Months Ended September 30,
	2014			2013
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Cash flows from operating activities
Net income (loss)	$330.7	$390.5	$(59.8)	$105.6	$143.0	$(37.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense (1)	9.2	8.8	0.4	12.1	11.8	0.3
Compensation on equity grants (2)	10.8	7.0	3.8	10.0	4.4	5.6
Depreciation and amortization expense	253.1	252.8	0.3	198.7	198.5	0.2
Accretion of asset retirement obligations	3.3	3.3	-	3.0	3.0	-
Deferred income tax expense (benefit) (3)	(4.2)	1.1	(5.3)	7.0	0.8	6.2
Risk management activities (4)	0.9	0.9	-	-	(0.2)	0.2
(Gain) loss on sale or disposition of assets	(5.6)	(5.6)	-	3.1	3.1	-
(Gain) loss on debt redemptions and amendments	-	-	-	14.7	14.7	-
Changes in operating assets and liabilities (5)	(79.1)	(87.0)	7.9	(77.2)	(83.9)	6.7
Net cash provided by (used in) operating activities	519.1	571.8	(52.7)	277.0	295.2	(18.2)
Cash flows from investing activities
Outlays for property, plant and equipment	(571.7)	(571.7)	-	(727.1)	(727.1)	-
Purchase of materials and supplies	-	-	-	(35.3)	(35.3)	-
Return of capital from unconsolidated affiliate	4.2	4.2	-	1.9	1.9	-
Other, net	6.3	6.3	-	4.0	4.0	-
Net cash used in investing activities	(561.2)	(561.2)	-	(756.5)	(756.5)	-
Cash flows from financing activities
Loan Facilities - Partnership:
Borrowings	1,295.0	1,295.0	-	1,743.0	1,743.0	-
Repayments	(1,115.0)	(1,115.0)	-	(1,521.2)	(1,521.2)	-
Accounts receivable securitization facility - Partnership
Borrowings	88.9	88.9	-	261.6	261.6	-
Repayments	(131.0)	(131.0)	-	(93.6)	(93.6)	-
Loan Facilities - Non-Partnership:
Borrowings (1)	67.0	-	67.0	36.0	-	36.0
Repayments (1)	(59.0)	-	(59.0)	(48.0)	-	(48.0)
Costs incurred in connection with financing arrangements	(2.7)	(2.7)	-	(13.6)	(13.6)	-
Proceeds from sale of common units of the Partnership, net (6)	259.9	265.1	(5.2)	379.6	385.7	(6.1)
Distributions to owners (7)	(259.3)	(391.2)	131.9	(195.1)	(294.5)	99.4
Repurchase of common units	(4.8)	(4.8)
Dividends to common and common equivalent shareholders	(82.2)	-	(82.2)	(61.8)	-	(61.8)
Repurchase of common stock	(2.6)	-	(2.6)	-	-	-
Net cash provided by financing activities	54.2	4.3	49.9	486.9	467.4	19.5
Net change in cash and cash equivalents	12.1	14.9	(2.8)	7.4	6.1	1.3
Cash and cash equivalents, beginning of period	66.7	57.5	9.2	76.3	68.0	8.3
Cash and cash equivalents, end of period	$78.8	$72.4	$6.4	$83.7	$74.1	$9.6

The major Non-Partnership cash flow items relate to:
(1)	Cash and non-cash activity related to TRC debt obligations.
(2)	Compensation on TRC’s equity grants.
(3)	TRC’s federal and state income taxes.
(4)	Non-cash OCI hedge realizations related to predecessor operations.
(5)	See Balance Sheet – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities.
(6)	Contributions to the Partnership to maintain 2% General Partner ownership.
(7)	Distributions received by TRC from the Partnership for its general partner interest, limited partner interest and IDRs.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013

	($ in millions, except operating statistics and price amounts)

Revenues	$2,288.3	$1,466.0	$822.3	56%	$6,583.7	$4,210.3	$2,373.4	56%
Product purchases	1,880.5	1,169.0	711.5	61%	5,412.2	3,387.9	2,024.3	60%
Gross margin (1)	407.8	297.0	110.8	37%	1,171.5	822.4	349.1	42%
Operating expenses	112.8	97.6	15.2	16%	323.7	279.8	43.9	16%
Operating margin (2)	295.0	199.4	95.6	48%	847.8	542.6	305.2	56%
Depreciation and amortization expenses	87.6	69.0	18.6	27%	253.1	198.7	54.4	27%
General and administrative expenses	43.0	37.7	5.3	14%	122.4	112.5	9.9	9%
Other operating (income) expense	(4.3)	4.2	(8.5)	202%	(5.3)	8.3	(13.6)	164%
Income from operations	168.7	88.5	80.2	91%	477.6	223.1	254.5	114%
Interest expense, net	(36.9)	(33.4)	(3.5)	10%	(106.5)	(97.9)	(8.6)	9%
Equity earnings	4.7	5.6	(0.9)	16%	13.8	10.1	3.7	37%
Gain (loss) on debt redemptions and amendments	-	(7.4)	7.4	100%	-	(14.7)	14.7	100%
Other (income) expense	(0.6)	9.1	(9.7)	107%	(0.6)	15.3	(15.9)	104%
Income tax (expense) benefit	(15.5)	(13.0)	(2.5)	19%	(53.6)	(30.3)	(23.3)	77%
Net income	120.4	49.4	71.0	144%	330.7	105.6	225.1	213%
Less: Net income attributable to noncontrolling interests	89.7	33.1	56.6	171%	253.9	61.0	192.9	316%
Net income available to common shareholders	$30.7	$16.3	$14.4	88%	$76.8	$44.6	$32.2	72%

Operating statistics:
Crude oil gathered, MBbl/d	99.2	52.4	46.8	89%	86.0	40.8	45.2	111%
Plant natural gas inlet, MMcf/d (3) (4)	2,170.3	2,126.5	43.8	2%	2,111.2	2,092.0	19.2	1%
Gross NGL production, MBbl/d	157.6	142.3	15.3	11%	152.2	135.6	16.6	12%
Export volumes, MBbl/d (5)	205.9	55.2	150.7	273%	160.5	47.1	113.4	241%
Natural gas sales, BBtu/d (4)	923.7	988.0	(64.3)	7%	890.5	930.8	(40.3)	4%
NGL sales, MBbl/d	441.6	303.9	137.7	45%	401.6	289.4	112.2	39%
Condensate sales, MBbl/d	4.8	3.7	1.1	30%	4.4	3.7	0.7	19%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations”.
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations”.
(3)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.
(4)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(5)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine terminal that are destined for international markets.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues, including the impact of hedging, increased primarily due to higher NGL and condensate volumes ($598.8 million), higher NGL and natural gas commodity sales prices ($123.2 million) and higher fee-based and other revenues ($141.6 million).

Higher consolidated gross margin in 2014 reflects increased export activities and higher fractionation fees in the Partnership’s Logistics and Marketing segments and increased Field Gathering and Processing throughput volumes associated with system expansions, as well as higher natural gas prices. This significant growth in the Partnership’s asset base brought a higher level of operating expenses in 2014. See “—Results of Operations of the Partnership—By Reportable Segment” for additional information regarding changes in gross margin and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses reflects increased amortization of the Badlands intangible assets and higher depreciation related to major organic investments placed in service during the last twelve months, including continuing development at Badlands, the international export expansion project, High Plains and Longhorn plants and CBF Train 4 and other system expansions.

Higher general and administrative expenses reflect increased compensation related costs to support the Partnership’s expanding business operations.

The decrease in other operating expense primarily relates to losses on asset disposals recorded in 2013, compared to a gain on an insurance settlement recorded in 2014.

The increase in interest expense was primarily driven by lower capitalized interest allocated to our major expansion projects and higher outstanding borrowings partially offset by lower overall interest rates.

Losses on debt redemptions and amendments during 2013 were attributable to premiums paid and write-offs of debt issue costs in connection with a partial redemption of the 6⅜% Notes.

The other income in 2013 was attributable to the reduction of the contingent consideration liability associated with the Badlands acquisition.

Net income attributable to noncontrolling interests increased as our joint ventures experienced higher earnings in 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The changes in the Partnership’s results of operations for the nine months were primarily driven by the same factors as the three month factors noted above. Revenues, including the impact of hedging, increased due to higher NGL and condensate volumes ($1,396.6 million), higher natural gas and NGL commodity sales prices ($717.8 million) and higher fee-based and other revenues ($362.2 million).

The increase in net income attributable to noncontrolling interests is primarily due to higher Partnership earnings.

Results of Operations—By Reportable Segment

We have segregated the following segment operating margins between Partnership and TRC Non-Partnership activities.

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	TRC Non- Partnership	Consolidated Operating Margin

	(In millions)

Three Months Ended:
September 30, 2014	$98.0	$19.1	$118.6	$61.6	$(2.3)	$-	$295.0
September 30, 2013	70.6	21.1	70.5	32.5	4.8	(0.1)	199.4

Nine Months Ended:
September 30, 2014	$289.8	$67.0	$324.0	$179.5	$(12.4)	$(0.1)	$847.8
September 30, 2013	191.8	61.2	178.9	94.0	17.0	(0.3)	542.6

Results of Operations of the Partnership – By Reportable Segment

Gathering and Processing Segments

Field Gathering and Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)

Gross margin	$145.6	$113.5	$32.1	28%	$428.7	$315.3	$113.4	36%
Operating expenses	47.6	42.9	4.7	11%	138.9	123.5	15.4	12%
Operating margin	$98.0	$70.6	$27.4	39%	$289.8	$191.8	$98.0	51%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	166.7	153.4	13.3	9%	164.4	156.0	8.4	5%
SAOU (4)	207.0	163.9	43.1	26%	183.4	152.8	30.6	20%
North Texas System (5)	361.8	310.9	50.9	16%	350.3	287.7	62.6	22%
Versado	172.2	159.3	12.9	8%	165.9	163.6	2.3	1%
Badlands (6)	44.9	18.0	26.9	149%	39.2	18.3	20.9	114%
	952.6	805.5	147.1	18%	903.2	778.4	124.8	16%
Gross NGL production, MBbl/d (3)
Sand Hills	17.6	17.9	(0.3)	2%	18.1	17.6	0.5	3%
SAOU	25.9	23.7	2.2	9%	25.1	22.4	2.7	12%
North Texas System	39.7	31.8	7.9	25%	36.9	30.9	6.0	19%
Versado	22.0	19.6	2.4	12%	20.8	19.9	0.9	5%
Badlands	4.0	1.8	2.2	122%	3.5	1.7	1.8	106%
	109.2	94.8	14.4	15%	104.4	92.5	11.9	13%
Crude oil gathered, MBbl/d	99.2	52.4	46.8	89%	86.0	40.8	45.2	111%
Natural gas sales, BBtu/d (3)	478.7	404.4	74.3	18%	453.4	374.5	78.9	21%
NGL sales, MBbl/d	82.4	72.4	10.0	14%	79.5	70.1	9.4	13%
Condensate sales, MBbl/d	3.9	3.5	0.4	11%	3.6	3.4	0.2	6%
Average realized prices (7):
Natural gas, $/MMBtu	3.80	3.32	0.48	14%	4.21	3.46	0.75	22%
NGL, $/gal	0.75	0.78	(0.03)	4%	0.79	0.73	0.06	8%
Condensate, $/Bbl	85.08	101.93	(16.85)	17%	88.17	93.11	(4.94)	5%

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the 200 MMcf/d cryogenic High Plains plant which started commercial operations in June 2014.
(5)	Includes volumes from the 200 MMcf/d cryogenic Longhorn plant which started commercial operations in May 2014.
(6)	Badlands natural gas inlet represents the total wellhead gathered volume.
(7)	Average realized prices exclude the impact of hedging settlements presented in Other.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Gross margin improvements in Field Gathering and Processing were fueled by expansion-driven throughput increases and higher natural gas sales prices partially offset by lower NGL and condensate sales prices. The increase in plant inlet volumes was driven by system expansions and by increased producer activity which increased available supply across our areas of operation. The third quarter of 2014 also benefited from the start-up of commercial operations in May at the Longhorn Plant in North Texas and in June at the High Plains Plant in SAOU. Operational issues affected Sand Hills and Versado volumes although to a lesser extent in comparison to the third quarter of 2013. Badlands crude oil and natural gas volumes increased significantly as a result of our continuing investment to expand and improve gathering and gas processing capabilities. Higher NGL sales reflect our expanding operations.

Higher operating expenses were driven by volume growth and system expansions and included additional labor costs, ad valorem taxes and compression and system maintenance expenses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The nine month results were impacted by the same factors as discussed above for the three month comparison of 2014 to 2013 with the addition of higher NGL sales prices and the impact of severe cold weather in the first quarter of 2014, which constrained throughput volumes and increased operating expenses. Higher NGL sales were also affected by the CBF planned curtailment during the second and third quarter of 2013 which resulted in a temporary build of y-grade inventory.

Coastal Gathering and Processing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)

Gross margin	$32.3	$33.6	$(1.3)	4%	$102.2	$96.1	$6.1	6%
Operating expenses	13.2	12.5	0.7	6%	35.2	34.9	0.3	1%
Operating margin	$19.1	$21.1	$(2.0)	9%	$67.0	$61.2	$5.8	9%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU	293.1	354.8	(61.7)	17%	308.4	338.0	(29.6)	9%
VESCO	533.9	505.6	28.3	6%	514.9	510.9	4.0	1%
Other Coastal Straddles	390.9	466.1	(75.2)	16%	384.7	469.5	(84.8)	18%
	1,217.9	1,326.5	(108.6)	8%	1,208.0	1,318.4	(110.4)	8%
Gross NGL production, MBbl/d (3)
LOU	9.2	11.3	(2.1)	19%	9.6	9.6	-	0%
VESCO	27.3	23.0	4.3	19%	26.3	20.3	6.0	30%
Other Coastal Straddles	11.9	13.2	(1.3)	10%	11.9	13.2	(1.3)	10%
	48.4	47.5	0.9	2%	47.8	43.1	4.7	11%
Natural gas sales, BBtu/d (3)	252.7	294.3	(41.6)	14%	266.5	285.0	(18.5)	6%
NGL sales, MBbl/d	40.8	43.2	(2.4)	6%	41.5	40.0	1.5	4%
Condensate sales, MBbl/d	0.7	0.3	0.4	133%	0.7	0.4	0.3	75%
Average realized prices:
Natural gas, $/MMBtu	4.04	3.61	0.43	12%	4.58	3.72	0.86	23%
NGL, $/gal	0.80	0.80	-	0%	0.86	0.82	0.04	5%
Condensate, $/Bbl	102.88	107.21	(4.33)	4%	100.04	107.19	(7.15)	7%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The decrease in Coastal Gathering and Processing gross margin was primarily due to less favorable frac spread and lower throughput volumes at LOU and the Coastal Straddles partially offset by new higher GPM VESCO throughput volumes. The decrease in plant inlet volumes at LOU and Coastal Straddles was largely attributable to the reduced availability of short-term, higher GPM off-system volumes at LOU and the decline of leaner other off-system supply volumes.

The increase in operating expenses was primarily due to higher system maintenance costs at LOU.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The increase in Coastal Gathering and Processing gross margin was primarily due to new higher GPM volumes at VESCO, the availability of short-term higher GPM off-system volumes at LOU and higher NGL sales prices partially offset by less favorable frac spread. The decrease in plant inlet volumes was largely attributable to the decline in leaner other off-system supply volumes. Gross NGL production at VESCO during the first nine months of 2013 was impacted by a NGL takeaway pipeline volume constraint.

The increase in operating expenses was primarily due to higher system maintenance costs at LOU.

Logistics and Marketing Segments

Logistics Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics)

Gross margin	$164.4	$100.1	$64.3	64%	$449.1	$271.2	$177.9	66%
Operating expenses	45.8	29.6	16.2	55%	125.1	92.3	32.8	36%
Operating margin	$118.6	$70.5	$48.1	68%	$324.0	$178.9	$145.1	81%
Operating statistics MBbl/d(1):
Fractionation volumes (2)	368.6	316.4	52.2	16%	342.7	277.2	65.5	24%
LSNG treating volumes	24.8	9.6	15.2	158%	24.2	18.2	6.0	33%
Benzene treating volumes	24.8	8.1	16.7	206%	24.2	15.2	9.0	59%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Logistics Assets gross margin was significantly higher due to increased LPG export activity and increased fractionation activities, despite the continued impact of ethane rejection.  LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 205.9 MBbl/d in the third quarter of 2014 compared to 55.2 MBbl/d for the same period last year. This increase was driven by the first phase of our international export expansion project, which was placed into service September 2013, and by our second phase expansion project which added incremental capacity and operational efficiency in the second quarter of 2014 and became fully operational in the third quarter of 2014. Higher fractionation volumes in the third quarter of 2014 were primarily due to the commencement of CBF Train 4 commercial operations during the third quarter of 2013. Treating volumes were up significantly due to higher customer throughput. Higher gross margin also includes the impact of higher fuel prices which have an offsetting effect in higher operating expenses.

Higher operating expenses reflect the expansion of our export and fractionation facilities and increased power and fuel costs as described above. Partially offsetting these factors were higher system product gains in 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The nine month results were impacted by the same factors as discussed above for the quarter. LPG export volumes averaged 160.5 MBbl/d for the nine months ended September 2014 compared to 47.1 MBbl/d for the same nine month period of 2013. In addition, the nine months ended September 2014 also included higher reservation fees for both fractionation and LPG export activities.

Marketing and Distribution

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	($ in millions, except operating statistics and price amounts)

Gross margin	$73.8	$43.4	$30.4	70%	$217.2	$125.5	$91.7	73%
Operating expenses	12.2	10.9	1.3	12%	37.7	31.5	6.2	20%
Operating margin	$61.6	$32.5	$29.1	90%	$179.5	$94.0	$85.5	91%
Operating statistics (1):
NGL sales, MBbl/d	444.3	306.7	137.6	45%	405.5	291.2	114.3	39%
Average realized prices:
NGL realized price, $/gal	0.95	0.88	0.07	8%	1.00	0.88	0.12	14%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Marketing and Distribution gross margin increased primarily due to higher LPG export activity (which benefits both Logistics Assets and Marketing and Distribution segments), higher barge utilization and higher terminal activity.

Operating expenses increased primarily due to higher barge utilization.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Marketing and Distribution gross margin increased primarily due to higher LPG export activity (which benefits both Logistics Assets and Marketing and Distribution segments), higher Wholesale and NGL marketing activities, higher barge utilization and higher terminal activity. Gross margin during 2014 reflects the impact of a reduced benefit associated with a prior year contract settlement.

Operating expenses increased primarily due to higher barge and railcar utilization and higher terminal activity.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013

	($ in millions)
Gross margin	$(2.3)	$4.8	$(7.1)	$(12.4)	$17.0	$(29.4)
Operating margin	$(2.3)	$4.8	$(7.1)	$(12.4)	$17.0	$(29.4)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)	2014 vs 2013
Natural Gas (BBtu)	6.1	$(0.02)	$(0.1)	3.8	$0.94	$3.6	$(3.7)
NGL (Mgal)	7.3	0.07	0.5	21.8	0.15	3.3	(2.8)
Crude Oil (MMBbl)	0.2	(5.36)	(1.1)	0.2	(12.59)	(2.4)	1.3
Non-Hedge Accounting (3)			(1.6)			0.5	(2.1)
Ineffectiveness (4)			-			(0.2)	0.2
			$(2.3)			$4.8	$(7.1)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)	2014 vs 2013
Natural Gas (BBtu)	15.9	$(0.44)	$(6.9)	8.5	$0.96	$8.2	$(15.1)
NGL (Mgal)	15.9	0.04	0.7	64.8	0.17	11.3	(10.6)
Crude Oil (MMBbl)	0.7	(7.74)	(5.3)	0.5	(5.21)	(2.6)	(2.7)
Non-Hedge Accounting (3)			(1.0)			0.4	(1.4)
Ineffectiveness (4)			0.1			(0.3)	0.4
			$(12.4)			$17.0	$(29.4)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Price spread on Natural Gas volumes is $/MMBtu, NGL volumes is $/gal and Crude volumes is $/Bbl.
(3)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(4)	Ineffectiveness primarily relates to certain crude hedging contracts.

Our Liquidity and Capital Resources

We have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Part II – Other Information, Item 1A. Risk Factors.” As of September 30, 2014, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all of the outstanding IDRs; and

•	12,945,659 of the 115,774,096 outstanding common units of the Partnership, representing an 11.2% limited partnership interest.

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

As of September 30, 2014, our liquidity consisted of the following:

September 30, 2014
(In millions)
Cash on hand	$6.4
Total availability under TRC's credit facility	150.0
Less: Outstanding borrowings under TRC's credit facility	(92.0)
Total liquidity	$64.4

We have incurred tax liabilities as a result of our sales of assets to the Partnership. We have sufficient liquidity to satisfy the $51.7 million tax liability expected to be paid over the next 11 years.

We intend to pay to our stockholders, dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes and reserves established by our board of directors.

The following table details the dividends declared and/or paid by us during the three months ended September 30, 2014:

Three Months Ended	Date Paid or To Be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock

(In millions, except per share amounts)

September 30, 2014	November 17, 2014	$31.0	$30.8	$0.2	$0.73250
June 30, 2014	August 15, 2014	29.2	29.0	0.2	0.69000
March 31, 2014	May 16, 2014	27.4	27.2	0.2	0.64750
December 31, 2013	February 18, 2014	25.6	25.5	0.1	0.60750

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

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

As of September 30, 2014, the Partnership’s liquidity consisted of the following:

September 30, 2014

(In millions)
Cash on hand	$72.4
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	237.6
1,510.0
Less: Outstanding borrowings under the TRP Revolver	(575.0)
Outstanding borrowings under the Securitization Facility	(237.6)
Outstanding letters of credit under the TRP Revolver	(42.0)
Total liquidity	$655.4

Other potential capital resources include:

•	The Partnership’s right to request an additional $300 million in commitment increases under the TRP Revolver.

•	Approximately $311.3 million in remaining capacity as of October 24, 2014 to issue common units pursuant to the May 2014 EDA (see Notes 9 and 10 of the “Consolidated Financial Statements”).

•	The Partnership’s ability to issue debt or equity securities pursuant to shelf registration statements, including availability under the Partnership’s July 2013 Shelf and unlimited amounts under the Partnership’s April 2013 Shelf.

A portion of the Partnership’s capital resources may be allocated to letters of credit to satisfy certain counterparty credit requirements. While the Partnership’s credit ratings have improved over time, these letters of credit reflect its non-investment grade status, as assigned to the Partnership by Moody’s and S&P. They also reflect certain counterparties’ views of its financial condition and ability to satisfy its performance obligations, as well as commodity prices and other factors.

Debt Issuance

In October 2014, the Partnership privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the 4⅛% Notes”). The 4⅛% Notes resulted in approximately $791.5 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and the Partnership’s Securitization Facility and for general partnership purposes.

Giving effect to the October 2014 debt offering, our pro forma liquidity as of September 30, 2014 consisted of the following:

September 30, 2014
(In millions)
Cash on Hand	$72.4
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	237.6
1,510.0
Less: Outstanding borrowings under the TRP Revolver	-
Outstanding borrowings under the Securitization Facility	(21.1)
Outstanding letters of credit under the TRP Revolver	(42.0)
Total liquidity	$1,446.9

The Partnership’s Senior Notes Redemption

In October 2014, the Partnership announced the redemption of our 7⅞% Senior Notes due 2018 (the “7⅞% Notes”). On November 28, 2014, the Partnership will pay $259.8 million plus accrued interest per the terms of the note agreement to redeem the outstanding balance of the 7⅞% Notes. The redemption will result in a $12.4 million loss on debt redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of the Partnership’s cash flows, the Partnership has entered into derivative instruments to hedge the commodity price associated with a portion of its expected natural gas equity volumes through 2016, NGL equity volumes through 2015, and condensate equity volumes through 2014. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” The current market conditions may also impact the Partnership’s ability to enter into future commodity derivative contracts.

The Partnership’s risk management position has moved from a net liability position of $4.3 million at December 31, 2013 to a net asset position of $1.9 million at September 30, 2014. The fixed prices the Partnership currently expects to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position. The Partnership accounts for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income (“OCI”) until the underlying hedged transactions settle.

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

The Partnership’s working capital increased $130.6 million driven by increased NGL inventories. Higher inventory volumes reflect the effects of our expanding export activities, the seasonal build at Wholesale locations and increased raw product receipts. The increase in raw product inventory was primarily due to higher NGL production and from the heavier NGL mix, which further reduces fractionator effective capacity. The impact of higher inventory volumes was partially offset by lower quarter-end average NGL prices. In addition, non-commodity accounts payable decreased, primarily due to decreased capital spending, partially offset by increased annual ad valorem tax accruals.

The non-Partnership working capital decreased $7.0 million for the nine months ended September 30, 2014, primarily due to lower cash balance and higher accrued liabilities, offset by higher prepaid insurance, and higher affiliate receivables.

Based on the Partnership’s anticipated levels of operations and absent any disruptive events, we believe that the Partnership’s internally generated cash flow, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from equity offerings and debt offerings should provide sufficient resources to finance its operations, capital expenditures, long-term debt obligations, collateral requirements, acquisition related payments and minimum quarterly cash distributions for at least the next twelve months.

Cash Flow

The following table and discussion summarize our Consolidated Cash Flows provided by or used in operating activities, investing activities and financing activities for the periods indicated. See “Statement of Cash Flows – Partnership versus Non-Partnership” for a detailed presentation of cash flow activity:

Nine Months Ended September 30, 2014	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non- Partnership
	(In millions)
Net cash provided by (used in):
Operating activities	$519.1	$571.8	$(52.7)
Investing activities	(561.2)	(561.2)	-
Financing activities	54.2	4.3	49.9
Nine Months Ended September 30, 2013
Net cash provided by (used in):
Operating activities	$277.0	$295.2	$(18.2)
Investing activities	(756.5)	(756.5)	-
Financing activities	486.9	467.4	19.5

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

The following table displays the Partnership versus Non-Partnership’s operating cash flows using the direct method as a supplement to the presentation in the consolidated financial statements:

	Nine Months Ended September 30,
	2014			2013
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership
	(In millions)
Cash flows from operating activities:
Cash received from customers	$6,575.7	$6,575.8	$(0.1)	$4,207.7	$4,207.6	$0.1
Cash received from (paid to) derivative counterparties	(12.2)	(12.2)	-	16.9	16.9	-
Cash outlays for:
Product purchases	5,539.1	5,539.1	-	3,483.0	3,483.0	-
Operating expenses	264.8	265.0	(0.2)	257.5	257.5	-
General and administrative expenses	108.9	111.0	(2.1)	110.2	114.7	(4.5)
Cash distributions from equity investment (1)	(13.8)	(13.8)	-	(10.1)	(10.1)	-
Interest paid, net of amounts capitalized (2)	90.3	88.2	2.1	83.0	81.0	2.0
Income taxes paid, net of refunds	55.2	2.2	53.0	23.1	2.3	20.8
Other cash (receipts) payments	(0.1)	0.1	(0.2)	0.9	0.9	-
Net cash provided by operating activities	$519.1	$571.8	$(52.7)	$277.0	$295.2	$(18.2)

(1)	Excludes $4.2 million and $1.9 million included in investing activities for the nine months ended September 30, 2014 and 2013.
(2)	Net of capitalized interest paid of $14.3 million and $22.6 million included in investing activities for the nine months ended September 30, 2014 and 2013.

Higher natural gas and NGL prices, sales and logistics fees related to export activities and higher commodity volumes contributed to increased cash collections in 2014 compared to 2013, as well as higher cash payments to producers for commodity products. The change in cash received related to derivatives reflects higher aggregate commodity prices paid to counterparties compared to the aggregate fixed price the Partnership received on those derivative contracts. A lower cash outlay for general and administrative expenses was mainly due to the lower cash payment under the Partnership’s cash-settled long term incentive plan in 2014 versus 2013.

Cash Flow from Investing Activities - Partnership

The decrease in net cash used in investing activities was primarily due to lower cash outlays for capital expansion projects of $188.4 million.

Cash Flow from Financing Activities - Partnership

The decrease in net cash provided by financing activities was primarily due to a decrease in net borrowings under the Partnership’s debt facilities ($251.9 million), an increase in distributions to owners ($75.6 million), and a decrease in proceeds from equity offerings ($120.6 million).

The Partnership’s primary financing activities during the nine months ended 2014 and 2013 are summarized in the following tables.

Nine Months Ended September 30, 2014	Financing Activity	Source (Use)	Use of proceeds
(In millions)
August	Units tendered for tax withholding obligations	$(4.8)
Various	Net proceeds under TRP Revolver	180.0	For general Partnership purposes
Various	Net repayments under the Securitization Facility	(42.1)
Various	Distributions	(364.4)
Various	Sale of common units - 2013 and 2014 EDAs	259.9	Reduce outstanding borrowings under the TRP Revolver and for general Partnership purposes
Various	General partner contributions to maintain 2% interest	5.2

Nine Months Ended September 30, 2013	Financing Activity	Source (Use)	Use of proceeds
(In millions)
May	Issuance of the 4¼% Notes in May 2013	$618.1	Redeem borrowings under 11¼% Notes; reduce outstanding borrowings under TRP Revolver and for general Partnership purposes
June	Redemption of $100.0 million - 6⅜% Notes	(106.4)
July	Redemption of $72.7 million - 11¼% Note	(76.8)
Various	Net repayments under TRP Revolver	(220.0)
Various	Distributions	(288.8)
Various	Sale of common units - 2012 and 2013 EDAs	379.6	Redeem borrowings under 6⅜% Notes, reduce outstanding borrowings under TRP Revolver and general Partnership purposes
Various	General partner contributions to maintain 2% interest	6.1	Reduce outstanding borrowings under the TRP Revolver and for general Partnership purposes
Various	Net borrowings under the Securitization Facility	168.0

Cash Flow Financing Activities - Non-Partnership

The increase in net cash provided by financing activities was primarily due to an increase in distributions received of $32.5 million, and an increase in net borrowings under TRC's senior secured revolving credit facility (“TRC Revolver”) of $20.0 million partially offset by an increase in dividends paid of $20.4 million.

Distributions from the Partnership and Dividends of TRC

The following table details the distributions declared and/or paid by the Partnership for nine months ended September 30, 2014 with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our shareholders for the same periods:

			Cash Distributions				Dividend	Total
		Cash				Distributions	Declared	Dividend
		Distribution	Limited	General		to Targa	Per TRC	Declared to
For the Three	Date Paid	Per Limited	Partner	Partner		Resources	Common	Common
Months Ended	or to be Paid	Partner Unit	Units	Interest	IDRs	Corp. (1)	Share	Shareholders
		(In millions, except per unit amounts)
September 30, 2014	November 14, 2014	$0.7975	$10.3	$2.6	$36.0	$48.9	$0.73250	$31.0
June 30, 2014	August 14, 2014	0.7800	10.1	2.5	33.7	46.3	0.69000	29.2
March 31, 2014	May 15, 2014	0.7625	9.9	2.4	31.7	44.0	0.64750	27.4
December 31, 2013	February 14, 2014	0.7475	9.7	2.3	29.5	41.5	0.60750	25.6

(1)	Distributions to us comprise amounts attributable to our (i) limited partner units, (ii) general partner units, and (iii) IDRs.

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

	Nine Months Ended September 30,
	2014	2013
Capital expenditures :	(In millions)
Expansion	478.2	666.6
Maintenance	55.6	60.5
Gross additions	533.8	727.1
Transfers from materials and supplies inventory to property, plant and equipment	(2.7)	(15.1)
Decrease in capital project payables and accruals	40.6	15.1
Cash outlays for capital projects	$571.7	$727.1

The Partnership estimates that its total growth capital expenditures for 2014 will be approximately $780 million on a gross basis, and maintenance capital expenditures net to its interest will be approximately $80 million. The Partnership expects the general trend in maintenance capital expenditures to be flat. Given the Partnership’s objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, it anticipates that over time that it will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. The Partnership expects to fund future capital expenditures with funds generated from its operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt securities.

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

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers. We do not use risk sensitive instruments for trading purposes.

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

The primary purpose of the commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in the Partnership’s operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of the Partnership’s cash flows, as of September 30, 2014, the Partnership has hedged the commodity price associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations as well as in the LOU portion of the Coastal Gathering and Processing operations that result from its percent-of-proceeds processing arrangements by entering into derivative instruments. The Partnership hedges a higher percentage of its expected equity volumes in the current year compared to future years, in which it hedges incrementally lower percentages of expected equity volumes. With swaps, the Partnership typically receives an agreed fixed price for a specified notional quantity of natural gas or NGLs and it pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than its actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership may buy calls in connection with swap positions to create a price floor with upside. The Partnership intends to continue to manage its exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

These commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. The Partnership’s payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing its senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Act, and as long as this first priority lien is in effect, the Partnership expects to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to the Partnership’s credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in the Partnership’s creditworthiness. A purchased put (or floor) transaction does not expose the Partnership’s counterparties to credit risk, as the Partnership has no obligation to make future payments beyond the premium paid to enter into the transaction; however, the Partnership is exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. During the three months ended September 30, 2014 and 2013, the Partnership’s operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of ($2.3) million and $4.8 million.  During the nine months ended September 30, 2014 and 2013, the Partnership’s operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of ($12.4) million and $17.0 million.

As of September 30, 2014, the Partnership had the following derivative instruments designated as hedging instruments that will settle during the years ending below:

Natural Gas
Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2014	2015	2016	Fair Value
						(In millions)
Swap	IF-WAHA	4.01	42,280	-	-	$0.1
Swap	IF-WAHA	4.11	-	31,236	-	1.9
Swap	IF-WAHA	4.02	-	-	14,436	(0.2)
Total Swaps			42,280	31,236	14,436
Swap	IF-PB	3.98	17,466	-	-	(0.1)
Swap	IF-PB	4.01	-	14,576	-	0.7
Swap	IF-PB	3.99	-	-	7,608	0.2
Total Swaps			17,466	14,576	7,608
Swap	IF-NGPL MC	3.58	6,304	-	-	(0.2)
Swap	IF-NGPL MC	3.84	-	4,739	-	(0.1)
Swap	IF-NGPL MC	3.93	-	-	3,456	0.0
Total Swaps			6,304	4,739	3,456
Total			66,050	50,551	25,500
						$2.3

NGL
Instrument		Price	Bbl/d
Type	Index	$/Gal	2014	2015	Fair Value
					(In millions)
Swap	OPIS-MB	1.14	2,683	-	$0.5
Swap	OPIS-MB	1.01	-	1,210	(0.0)
Total			2,683	1,210
					$0.5

Condensate
Instrument		Price	Bbl/d
Type	Index	$/Bbl	2014	Fair Value
				(In millions)
Swap	NY-WTI	91.86	2,450	$0.4
Total			2,450
				$0.4

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

The Partnership accounts for the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership values its derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which the Partnership is unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 14 of the “Consolidated Financial Statements” in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver. The Partnership is exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and its Securitization Facility. As of September 30, 2014, neither we nor the Partnership have any interest rate hedges. However, the Partnership may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, TRP Revolver and the Partnership’s securitization will also increase. As of September 30, 2014, the Partnership had $812.6 million in variable rate borrowings under the TRP Revolver and its Securitization Facility, and we had variable rate borrowings of $92.0 million under our TRC Revolver. A hypothetical change of 100 basis points in the interest rate of variable rate debt would impact the Partnership’s annual interest expense by $8.1 million and the TRC Non-Partnership annual interest expense by $0.9 million.

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

As of September 30, 2014 affiliates of J.Aron and Company (“J.Aron), Natixis Securities Americas LLC (“Natixis”), Barclays PLC (“Barclays”), Bank of America Merrill Lynch (“BAML”), and Wells Fargo Bank, National Association (“Wells Fargo”) accounted for 44%, 18%, 15%, 11%, and 10% of the Partnership’s counterparty credit exposure related to commodity derivative instruments. J.Aron, Natixis, Barclays, BAML, and Wells Fargo are major financial institutions that possess investment grade credit ratings based upon minimum credit ratings assigned by Moody’s Investors Service, Inc. and Standard & Poor’s Corporation.

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

The Partnership has an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of the Partnership’s third-party accounts receivable, annual operating income would decrease by $7.0 million in the year of the assessment.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required for this item is provided in Note 15 – Commitments and Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A.	Risk Factors.

The following risk factors update the risk factors included in our Annual Report. Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our 2013 Annual Report.  For purposes of the below risk factors, references to “we,” “our,” “us,” and “Targa” refer to Targa Resources Corp. and Targa Resources Partners LP, unless the context otherwise requires.

We and Atlas may be unable to obtain the regulatory clearances required to complete the Atlas Mergers or, in order to do so, we and Atlas may be required to comply with material restrictions or satisfy material conditions.

The Atlas Mergers are subject to review by the Antitrust Division of the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act of 1976, and potentially by state regulatory authorities. The closing of the Atlas Mergers is subject to the condition that there is no law, injunction, judgment or order by a governmental authority in effect restraining or prohibiting the mergers contemplated by the Merger Agreements. We can provide no assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the Atlas Mergers, we may be required to divest some assets, properties or business in order to obtain antitrust clearance. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust or other regulatory approval. In addition, the Merger Agreements provide that we and Atlas are not required to commit to dispositions of assets, properties or business in order to obtain regulatory clearance if such dispositions, individually or in the aggregate, would reasonably be expected to materially and adversely impact the business or operations of Targa or Atlas, respectively, within any specific oil and natural gas producing basin or in any distinctive market area if outside of an oil and natural gas producing basin. If we or Atlas must take such actions, they could be detrimental to us or to the combined entity following the consummation of the Atlas Mergers. Furthermore, these actions could have the effect of delaying or preventing completion of the Atlas Mergers or imposing additional costs on or limiting the revenues or cash available for distribution of the combined entity following the consummation of the Atlas Mergers.

The Atlas Mergers are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Atlas Mergers, or significant delays in completing the Atlas Mergers, could negatively affect our future business and financial results.

The completion of the Atlas Mergers is subject to a number of conditions, and each of the Atlas Mergers and the Spin-Off is contingent on one another. The completion of the Atlas Mergers is not assured and is subject to risks, including the risk that approval of our stock issuance by our stockholders in connection with the ATLS Merger or the approval of the Atlas Mergers by the unitholders of APL and ATLS, as applicable, or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Atlas Mergers are not completed, or if there are significant delays in completing the Atlas Mergers, our future business and financial results could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreements;

•	negative reactions from the financial markets due to the fact that current prices may reflect a market assumption that the Atlas Mergers will be completed; and

•	the attention of our management and the Atlas management will have been diverted to the Atlas Mergers rather than our own operations and pursuit of other opportunities that could have been beneficial to our business.

We and Atlas may have difficulty attracting, motivating and retaining employees in light of the Atlas Mergers.

The success of the combined entity after the Atlas Mergers will depend in part upon the ability of Targa and Atlas to retain their respective key employees. Key employees may depart either before or after the Atlas Mergers because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the Atlas Mergers. Accordingly, no assurance can be given that the combined entity will be able to retain key employees to the same extent as in the past.

We and Atlas are subject to business uncertainties and contractual restrictions while the Atlas Mergers are pending, which could adversely affect each party’s business and operations.

In connection with the Atlas Mergers, it is possible that some customers, suppliers and other persons with whom we or Atlas have business relationships may delay or defer certain business decisions or, might decide to seek to terminate, change or renegotiate their relationship with us or Atlas as a result of the Atlas Mergers, which could negatively affect the respective revenues, earnings and cash available for distribution of us and Atlas, regardless of whether the Atlas Mergers are completed.

Under the terms of the Merger Agreements, each of us and Atlas is subject to certain restrictions on the conduct of its business prior to completing the Atlas Mergers, which may adversely affect our and Atlas’ ability to execute certain of our and its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the Atlas Mergers. Furthermore, the process of planning to integrate the businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on each party.

We and Atlas will incur substantial transaction-related costs in connection with the Atlas Mergers.

We and Atlas expect to incur substantial expenses in connection with completing the Atlas Mergers and integrating the businesses, operations, networks, systems, technologies, policies and procedures of Atlas and us. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance, and there are a number of factors beyond our and Atlas’ control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Atlas Mergers could, particularly in the near term, exceed any savings that the combined entity might otherwise realize from the elimination of duplicative expenses and the realization of economies of scale related to the integration of the businesses following the completion of the Atlas Mergers.

Failure to successfully combine our business with the business of Atlas in the expected time frame may adversely affect the future results of the combined entity, and, consequently, our ability to make payments on the notes.

The success of the Atlas Mergers will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our business with the business of Atlas. To realize these anticipated benefits, the businesses must be successfully integrated. If the combined entity is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the Atlas Mergers may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Atlas Mergers.

Any acquisitions that we complete, including the Atlas Mergers, are subject to substantial risks.

Any acquisition, including the Atlas Mergers, involves potential risks, including, among other things:

•	the validity of our assumptions about, among other things, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

Failure to complete the Atlas Mergers could negatively affect our future business and financial results.

If we successfully complete the APL Merger, we may not be able to fund a change of control offer for all of APL’s outstanding 6.625% Senior Notes due 2020, 5.875% Senior Notes due 2023 and 4.75% Senior Notes due 2021 (collectively, the “APL Notes”).

If we successfully complete the APL Merger, APL will be required under each of the indentures for the APL Notes to offer to purchase, within 90 days of the APL Merger, all outstanding APL Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. The aggregate principal amount of the outstanding APL Notes is currently $1.55 billion. Apart from borrowings under our $1.2 billion senior secured revolving credit facility and cash on hand, we have no available funds that we could provide to APL to purchase the APL Notes, and we anticipate that APL would not have sufficient cash on hand for that purpose. Consequently, we cannot assure you that we would have sufficient funds available, or that we would be permitted by our senior secured revolving credit facility or other debt instruments, to provide to APL sufficient funds to fulfill its obligation to purchase all APL Notes that may be tendered to it for purchase following the APL Merger.

The Atlas Mergers may be completed on different terms from those contained in the Merger Agreements.

Prior to the completion of the Atlas Mergers, we and Atlas may, by mutual agreement, amend or alter the terms of the Merger Agreements, including with respect to, among other things, the consideration payable by us or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof. Any such amendments or alterations may have negative consequences to us, including, among other things, reducing our distributable cash flow.

We are subject to litigation related to the Atlas Mergers.

We are subject to litigation related to the Atlas Mergers, see "Part II. Item 1. Legal Proceedings." It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Atlas Mergers or seek monetary relief from us. We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit(s). An unfavorable resolution of any such litigation surrounding the Atlas Mergers could delay or prevent the consummation of the Atlas Mergers. In addition, the cost to us defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources from day-to-day operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description

2.1
Agreement and Plan of Merger, by and among Targa Resources Corp., Trident GP Merger Sub LLC, Atlas Energy, L.P. and Atlas Energy GP, LLC, dated October 13, 2014 (incorporated by reference to Exhibit 2.1 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.2
Agreement and Plan of Merger, by and among Targa Resources Corp., Targa Resources Partners LP, Targa Resources GP LLC, Trident MLP Merger Sub LLC, Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Atlas Pipeline Partners GP, LLC, dated October 13, 2014 (incorporated by reference to Exhibit 2.2 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.3
Form of Voting and Support Agreement, by and between Targa Resources Corp. and each of Edward E. Cohen, Jonathan Z. Cohen, Matthew A. Jones, Sean P. McGrath, Daniel C. Herz, Freddie M. Kotek and Lisa Washington (incorporated by reference to Exhibit 2.3 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.4
Form of Voting and Support Agreement, by and between Atlas Energy, L.P. and each of Rene R. Joyce, Joe Bob Perkins, James W. Whalen, Michael A. Heim, Jeffrey J. McParland, Roy E. Johnson, Paul W. Chung, Matthew J. Meloy and John R. Sparger (incorporated by reference to Exhibit 2.4 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.5
Form of Voting and Support Agreement, by and between Targa Resources Partners LP and each of Edward E. Cohen, Jonathan Z. Cohen, Eugene N. Dubay, Robert W. Karlovich, III and Patrick J. McDonie (incorporated by reference to Exhibit 2.5 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

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

Targa Resources Corp.
(Registrant)

Date: November 4, 2014	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)