Form 10-K
period 2014-12-31
Targa Resources Corp.
filed 2015-02-17
CIK 1389170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,8884.0 million on June 30, 2014, based on $139.57 per share, the closing price of the common stock as reported on the New York Stock Exchange (NYSE) on such date.

As of February 6, 2015, there were 42,143,395 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Corp.’s (together with its subsidiaries, other than Targa Resources Partners LP (“the Partnership”), “we,” “us,” “Targa,” “TRC,” or the “Company”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, by the use of forward-looking statements, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors.” in this Annual Report on Form 10-K (“Annual Report”) as well as the following risks and uncertainties:

•	the Partnership’s and our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in the Partnership’s transactions;

•	the Partnership’s success in risk management activities, including the use of derivative instruments to hedge commodity risks;

•	the level of creditworthiness of counterparties to various transactions with the Partnership;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for the Partnership’s services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	the Partnership’s ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around the Partnership’s assets, its success in connecting natural gas supplies to its gathering and processing systems, oil supplies to its gathering systems and NGL supplies to its logistics and marketing facilities and the Partnership’s success in connecting its facilities to transportation and markets;

•	the Partnership’s and our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	the Partnership’s ability to complete the proposed merger (the “APL Merger”) with Atlas Pipeline Partners, L.P., a Delaware limited partnership (“APL”), and our ability to complete the proposed merger (the “ATLS Merger” and, together with the APL Merger, the “Atlas Mergers”) with Atlas Energy, L.P., a Delaware limited partnership (“ATLS,” and, together with APL, “Atlas”), upon which the closing of the APL Merger is conditioned, on the anticipated terms and time frame;

•	risks relating to obtaining the approval of our stock issuance in connection with the ATLS Merger by our stockholders and the approval of the Atlas Mergers by the unitholders of ATLS and APL, as applicable, and to satisfying the other conditions to the consummation of the Atlas Mergers;

•	the potential impact of the announcement or consummation of the Atlas Mergers on our relationships, including with employees, suppliers, customers, competitors and credit rating agencies;

•	the Partnership’s and our ability to integrate with APL and ATLS successfully after consummation of the Atlas Mergers and to achieve anticipated benefits from the proposed transaction;

•	risks relating to any unforeseen liabilities of APL or ATLS;

•	general economic, market and business conditions; and

•	the risks described elsewhere in “Item 1A. Risk Factors.” in this Annual Report and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

The Partnership files its own separate Annual Report. The financial results presented in our consolidated financial statements will differ from the financial statements of the Partnership primarily due to the effects of:

•	our separate debt obligations;

•	federal income taxes;

•	certain retained general and administrative costs applicable to us as a public company;

•	certain administrative assets and liabilities incumbent as a provider of operational and support services to the Partnership;

•	certain non-operating assets and liabilities that we retained;

•	Partnership distributions and earnings allocable to third-party common unitholders which are included in non-controlling interest in our statements; and

•	Partnership distributions applicable to our General Partner interest, IDR’s and investment in Partnership common units. While these are eliminated when preparing our consolidated financial statements, they nonetheless are the primary source of cash flow that supports the payment of dividends to our stockholders.

Overview of the Business of Targa Resources Corp.

Our primary business objective is to increase our cash available for dividends to our stockholders by assisting the Partnership in executing its business strategy. We may potentially facilitate the Partnership’s growth through various forms of financial support, including, but not limited to, modifying the Partnership’s IDRs, exercising the Partnership’s IDR reset provision contained in its partnership agreement, making loans, making capital contributions in exchange for yielding or non-yielding equity interests or providing other financial support to the Partnership to support its ability to make distributions. In addition, we may potentially acquire assets that could be candidates for acquisition by the Partnership, potentially after operational or commercial improvement or further development.

At February 6, 2015, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner;

•	all of the outstanding IDRs; and

•	12,945,659 of the 118,880,758 outstanding common units of the Partnership, representing a 10.9% limited partnership interest.

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

Our ownership of Partnership common units entitles us to receive our percentage of the quarterly declared distributions that are paid to common unitholders.

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

We employ approximately 1,350 people. See “Employees.” The Partnership does not have any employees to carry out its operations.

Overview of the Business of the Partnership

Targa Resources Partners LP (NYSE:NGLS) is a publicly traded Delaware limited partnership formed in October 2006 by us to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. The Partnership is a leading provider of midstream natural gas and NGL services in the United States, with a growing presence in crude oil gathering and petroleum terminaling.

The Partnership is engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;

•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;

•	gathering, storing and terminaling crude oil; and

•	storing, terminaling and selling refined petroleum products.

To provide these services, the Partnership operates in two primary divisions: (i) Gathering and Processing, consisting of two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing (also referred to as the Partnership’s Downstream Business), consisting of two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution. For a detailed description of these businesses, please see “—The Partnership’s Business Operations.”

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

Since the completion of the final drop down acquisitions from us in 2010, the Partnership has grown substantially, with large increases in a number of metrics as of year-end 2014, including its total assets (108%), adjusted Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (161%), distributable cash flow (188%) and distributions per unit to its common unitholders (51%). The expansion of the Partnership’s business has been fueled by a combination of major organic growth investments in the Partnership’s businesses and acquisitions.

Organic Growth Projects

The Partnership continues to invest significant capital to expand through organic growth projects. The Partnership has invested approximately $2.6 billion in growth capital expenditures since 2007, including approximately $0.7 billion in 2014. These expansion investments were distributed across its businesses, with 43% related to Logistics and Marketing and 57% to Gathering and Processing. The Partnership will continue to invest in both large and small organic growth projects in 2015, though the Partnership expects that the amount of capital expenditures will vary depending on the level of drilling activity around its areas of operation. The Partnership currently estimates that it will have $490 to $675 million of estimated growth capital expenditures for announced projects in 2015.

2014 Developments

Logistics and Marketing Segment Expansion

International Exports

In September 2013, the Partnership commissioned Phase I of the international export expansion project, which includes facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of this project expanded the Partnership’s export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in the Partnership’s Phase I of the expansion is the capability to export international grade low ethane propane. With the completion of Phase I, the Partnership’s capabilities expanded to include loading very large gas carrier (“VLGC”) vessels in addition to the small and medium-sized vessels that the Partnership previously loaded for export.

The Partnership completed Phase II of this project in stages during 2014, which added incremental capacity and operational efficiencies including refrigeration, another dock, a new pipeline between Mont Belvieu and Galena Park and a de-ethanizer that increased the effective capacity to 7.0 MMBbl per month. The total cost of the Partnership’s international export expansion project was approximately $480 million.

Condensate Splitter or Alternate Project

On March 31, 2014, the Partnership announced the approval to construct a condensate splitter at the Partnership’s Channelview Terminal on the Houston Ship Channel. The condensate splitter was supported by a long-term fee-based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd. The initial project would have the capability to split approximately 35 MBbl/d of condensate into its various components, including naptha, kerosene, gas oil, jet fuel and liquefied petroleum gas, and will provide segregated storage for the condensate and components.

Effective December 31, 2014, the Partnership and Noble agreed to modify the existing arrangements to build (i) a new terminal with significant storage capacity at the Patriot facility on the Houston Ship Channel; or (ii) a condensate splitter at Channelview with modified timing; or (iii) potentially both projects. The Partnership and Noble are evaluating these alternatives including final capabilities, capacities and capital costs. The modifications to the previous arrangements provide for the Partnership to receive an upfront payment and an enhanced economic benefit over time. The projects are now expected to be completed by the end of 2016 or 2017, depending on final project scope and on permitting.

Cedar Bayou Fractionator Train 5

In July 2014, the Partnership approved construction of a 100 MBbl/d fractionator at its 88%-owned Cedar Bayou Fractionator (“CBF”) in Mont Belvieu, Texas. The 100 MBbl/d expansion will be fully integrated with the Partnership’s existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. All environmental and internal approvals required to commence construction of the expansion are in place, construction is underway and the Partnership expects completion of construction in mid-2016. Construction of the expansion will proceed without disruption to existing operations, and the Partnership estimates that total capital expenditures for the expansion and the related infrastructure enhancements at Mont Belvieu should approximate $385 million.

Field Gathering and Processing Segment

Badlands

During 2013, the Partnership invested approximately $250 million to expand its gathering and processing business in the Williston Basin, North Dakota assets. The Partnership increased its crude gathering and natural gas gathering operations substantially with the addition of pipelines and associated facilities and added an additional 20 MMcf/d natural gas processing plant. During 2014, the Partnership invested approximately $165 million for further expansion of this business, including an additional cryogenic processing plant that will commence operations during the first quarter of 2015 and will bring the total processing capacity to approximately 90 MMcf/d. During 2015, the Partnership anticipates that it will invest approximately $125 to $250 million for further expansion of this business.

North Texas, SAOU, and Sand Hills

In May 2014, the Partnership commenced commercial operations of the 200 MMcf/d cryogenic Longhorn processing plant in North Texas, and in June 2014, the Partnership commenced commercial operations of the 200 MMcf/d cryogenic High Plains processing plant in the Permian Basin. The Partnership also completed a 32 mile pipeline to connect the Sand Hills system to the High Plains plant. We believe these projects will enable the Partnership to meet increasing production from continued producer activity in the Barnett Shale and the eastern side of the Permian Basin.

Growth Investments in the Permian and Williston Basins

In October 2014, the Partnership announced a new 300 MMcf/d cryogenic processing plant with an anticipated start-up in early 2016. This plant will also include related gathering and compression infrastructure in the Delaware Basin, west of the Partnership’s existing Sand Hills gas processing plant.

In October 2014, the Partnership announced a 200 MMcf/d cryogenic processing plant to be located in McKenzie County, North Dakota with an anticipated start-up in 2016.

Given the significant decrease in commodity prices and expected reductions in producer activity since those announcements, the Partnership is reevaluating the capacity and expected timing for both of these projects.

In the current market environment, the Partnership is actively monitoring producer responses to changes in the commodity price environment and will continue to adjust our growth capital expenditure programs to meet expected producer requirements.

Pending Atlas Mergers

On October 13, 2014, we and the Partnership announced two proposed merger transactions which would result in the Partnership’s acquisition of Atlas Pipeline Partners, L.P (APL), a Delaware limited partnership, and Targa's acquisition of Atlas Energy, L.P. (ATLS), a Delaware limited partnership, which owns the APL general partner (the "Transactions"). Upon consummation of these mergers, we would relinquish all APL ownership interests and merge the APL general partner into the Partnership. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of our stock issuance in connection with the ATLS Merger by our stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas.

Strategic Rationale:

We believe that the combination of the Partnership and APL creates a premier midstream franchise with increased scale, geographic diversity, and creates one of the larger diversified Master Limited Partnerships (“MLPs”) on an enterprise value basis. Highlights include the following:

•	Adds APL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast gathering and processing operations.

•	Combined position across the Permian Basin enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,300 miles of pipelines.

•	Strong growth outlook with significant announced combined organic growth capital expenditures.

•	Growing NGL production from gathering and processing business supports the Partnership’s leading NGL fractionation and export position.

•	Enhances credit profile and results in an estimated 60-70% pro forma fee-based margin.

•	Underlying growth in the businesses drives incrementally higher distribution and dividend growth.

For more information regarding the transactions, see “Management’s Discussion and Analysis on Financial Information and Results of Operations” and Note 4 to the “Consolidated Financial Statements” beginning on page F-1 of this Annual Report.

Growth Drivers

We believe that the Partnership’s near-term growth will be driven by significant organic growth investments to meet supply and demand fundamentals for its existing businesses and its combined businesses following closing of the Atlas Mergers. The Partnership believes its assets are not easily duplicated and are located in active producing areas and near key markets and logistics centers. Over the longer term, the Partnership expects its growth will continue to be driven by production from shale plays and by the deployment of shale exploration and production technologies in both liquids-rich natural gas and crude oil resource plays. The Partnership expects that third-party acquisitions will also continue to be a focus of its growth strategy.

Strong supply and demand fundamentals for the Partnership’s existing businesses

We believe that, despite recent declines, with current commodity price levels for crude oil, condensate and NGLs, producers in and around the Partnership’s crude oil gathering and natural gas gathering and gas processing areas of operation will continue drilling programs in regions rich in these forms of hydrocarbons, where economics are attractive to producers. Liquids rich gas is prevalent from oil wells in the Wolfberry, Cline and Canyon Sands plays, which are accessible by the SAOU processing business in the Permian Basin; from the oil wells in the Wolfberry and Bone Springs plays and re-development of the Central Basin, which are accessible by the Sand Hills system and the Versado system; from “oilier” portions of the Barnett Shale natural gas play, especially portions of Montague, Cooke, Clay and Wise counties, which are accessible by the North Texas System and from oil wells in the Bakken and Three Forks plays, which are accessible by its Badlands business in North Dakota.

The impact of producer activity and resulting NGL supplies from areas rich in crude oil, condensate and NGLs continue to generate demand for the Partnership’s fractionation services at the Mont Belvieu market hub and for LPG export services at the Partnership’s Galena Park Marine Terminal on the Houston Ship Channel. Since 2010, in response to increasing demand, the Partnership has added 178 MBbl/d of additional fractionation capacity with the additions of CBF Trains 3 and 4, and has started construction of CBF Train 5 which is expected to add an additional 100 MBbl/d of fractionation capacity starting in mid-2016. The Partnership also funded its share of the NGL fractionation expansion at Gulf Coast Fractionators (“GCF”). The strength of demand continues to benefit fractionation service providers in the form of long-term, “take-or-pay” contracts for new and existing fractionation capacity. The Partnership believes that the higher volumes of fractionated NGLs will also result in increased demand for other related fee-based services provided by the Partnership’s Downstream Business. Continued demand for fractionation capacity is expected to lead to other growth opportunities.

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

Active drilling and production activity from liquids-rich natural gas shale plays and similar crude oil resource plays

The Partnership is actively pursuing natural gas gathering and processing and NGL fractionation opportunities associated with liquids-rich natural gas from shale and other resource plays and is also actively pursuing crude gathering and natural gas gathering and processing and NGL fractionation opportunities from active crude oil resource plays. We believe that the Partnership’s leadership position in the Downstream Business, which includes its fractionation and export services, provides it with a competitive advantage relative to other gathering and processing companies without these capabilities.

Bakken Shale / Three Forks opportunities

The production from the Bakken Shale and Three Forks plays has made the Williston Basin one of the fastest growing crude oil basins in the world. As producers increased their knowledge of the basin, drilling efficiencies and completion techniques have improved and production has increased significantly. Currently, much of the current oil production is transported by truck from wells to terminals to be loaded onto rail cars or injected into pipelines. In addition, much of the current gas production is being flared. The Partnership believes that competition with trucking and regulations enacted in 2014 by the state of North Dakota mandating that producers have a plan to capture their natural gas production and reduce flaring provide opportunities to grow volumes and expand its crude gathering and natural gas gathering and processing infrastructure volumes; and that its position in the Williston Basin should allow us to compete for growth opportunities.

Third party acquisitions

While the Partnership’s growth through 2010 was primarily driven by the implementation of a focused drop down strategy, the Partnership and Targa also have a record of completing third party acquisitions. Since its formation, its strategy included approximately $6.2 billion in acquisitions and growth capital expenditures of which approximately $1.2 billion was for acquisitions from third-parties (excluding the Atlas Mergers). The Partnership expects that third-party acquisitions will continue to be a focus of its growth strategy.

Competitive Strengths and Strategies

We believe that the Partnership is well positioned to execute its business strategies due to the following competitive strengths:

Strategically located gathering and processing asset base

The Partnership’s gathering and processing businesses are predominantly located in active and growth-oriented oil and gas producing basins. Activity in the shale resource plays underlying its gathering assets is driven by oil, condensate and NGL production and generally favorable economics. Increased drilling and production activities in these areas would likely increase the volumes of natural gas and crude oil available to its gathering and processing systems.

Leading fractionation, LPG export and NGL infrastructure position

The Partnership is one of the largest fractionators of NGLs in the Gulf Coast. Its primary fractionation assets are located in Mont Belvieu, Texas and to a lesser extent Lake Charles, Louisiana, which are key market centers for NGLs. Most of the Partnership’s fractionation assets are located at Mont Belvieu, the major U.S. hub of NGL infrastructure, which includes a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, takeaway pipelines and other transportation infrastructure. Its Logistics assets, including fractionation facilities, storage wells, its marine export/import terminal and related pipeline systems and interconnects, are also located near and connected to key consumers of NGL products including the petrochemical and industrial markets. The location and interconnectivity of these assets are not easily replicated, and the Partnership has sufficient additional capability to expand their capacity. The Partnership has extensive experience in operating these assets and developing, permitting and constructing new midstream assets.

Comprehensive package of midstream services

The Partnership provides a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather crude and to gather, process and treat wellhead gas to meet pipeline standards and to extract NGLs for sale into petrochemical, industrial, commercial and export markets. We believe that the Partnership’s ability to provide these integrated services provides an advantage in competing for new supplies because the Partnership can provide substantially all of the services producers, marketers and others require for moving natural gas and NGLs from wellhead to market on a cost-effective basis. Additionally, the Partnership believes the barriers to enter the midstream sector on a scale similar to the Partnership’s are reasonably high due to the high cost of replicating assets in key strategic positions, the difficulty of permitting and constructing new midstream assets and the difficulty of developing the expertise necessary to operate them.

High quality and efficient assets

The Partnership’s gathering and processing systems and Logistics assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurements (essentially all electronic and electronically linked to a central data-base) and operations and maintenance to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of its operations resulting in lower costs and minimal downtime. The Partnership has established a reputation in the midstream industry as a reliable and cost-effective supplier of services to its customers and has a track record of safe, efficient, and reliable operation of its facilities. The Partnership intends to continue to pursue new contracts, cost efficiencies and operating improvements of its assets. Such improvements in the past have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. The Partnership will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, the Partnership’s maintenance capital expenditures have averaged approximately $75 million per year over the last four years. We believe that the Partnership’s assets are well-maintained and anticipate that a similar level of maintenance capital expenditures will be sufficient for the Partnership to continue to operate its existing assets in a prudent and cost-effective manner.

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

The Partnership’s contract portfolio has attractive rate and term characteristics including a significant fee-based component, especially in its Downstream Business and its Badlands operations. The Partnership’s expected continued growth of the fee-based Downstream and Badlands businesses may result in increasing fee-based cash flow.

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

Experienced and long-term focused management team

Our current executive management team consists largely of individuals who formed us in 2004. They possess a breadth and depth of combined experience working in the midstream energy business. Other officers and key operational, commercial and financial employees provide significant experience in the industry and with its assets and businesses.

Attractive cash flow characteristics

The Partnership believes that its strategy, combined with its high-quality asset portfolio and strong industry fundamentals, allows it to generate attractive cash flows. Geographic, business and customer diversity enhances its cash flow profile. The Partnership’s Field Gathering and Processing segment has a favorable contract mix that is primarily percent-of-proceeds, but also has increasing components of fee-based revenues from natural gas treating and compression across its Field Gathering and Processing Businesses and from essentially fully fee-based crude oil gathering and gas gathering and processing in its Bakken Shale assets. Contracts in its Coastal Gathering and Processing segment are primarily hybrid (percent-of-liquids with a fee floor) or percent-of-liquids contracts. The Partnership’s favorable contract mix, along with its commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

The Partnership has hedged the commodity price risk associated with a portion of its expected natural gas and condensate equity volumes through 2017 and NGL equity volumes through 2015 by entering into financially settled derivative transactions. Historically, these transactions have included both swaps and purchased puts (or floors). The primary purpose of its commodity risk management activities is to hedge its exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. The Partnership has intentionally tailored its hedges to approximate specific NGL products and to approximate its actual NGL and residue natural gas delivery points. Although the degree of hedging will vary, the Partnership intends to continue to manage some of its exposure to commodity prices by entering into similar hedge transactions. The Partnership also monitors and manages its inventory levels with a view to mitigate losses related to downward price exposure.

Asset base well-positioned for organic growth

We believe that the Partnership’s asset platform and strategic locations allow the Partnership to maintain and potentially grow its volumes and related cash flows as its supply areas continue to benefit from exploration and development. Technology advances have resulted in increased domestic oil and liquids-rich gas drilling and production activity. While recent commodity price levels may impact activity, the location of its assets provides the Partnership with access to generally stable natural gas and crude oil supplies and proximity to end-user markets and liquid market hubs while positioning the Partnership to capitalize on drilling and production activity in those areas. The Partnership’s existing infrastructure has the capacity to handle some incremental increases in volumes without significant investments as well as opportunities to leverage existing assets with meaningful expansions. We believe that as domestic supply and demand for natural gas, crude oil and NGLs, and services for each, grows over the long term, the Partnership’s infrastructure will increase in value as such infrastructure takes on increasing importance in meeting that growing supply and demand.

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

The Partnership’s Relationship with Us

We have used the Partnership as a growth vehicle to pursue the acquisition and expansion of midstream natural gas, NGL, crude oil and other complementary energy businesses and assets as evidenced by the Partnership’s acquisitions of businesses from us. However, we are not prohibited from competing with the Partnership and may evaluate acquisitions and dispositions that do not involve the Partnership. In addition, through its relationship with us, the Partnership has access to a significant pool of management talent, strong commercial relationships throughout the energy industry and access to our broad operational, commercial, technical, risk management and administrative infrastructure.

As of December 31, 2014, we and our named executive officers and directors have a significant ownership interest in the Partnership through our ownership of approximately 10.9% limited partner interest and our 2% general partner interest. In addition, we own incentive distribution rights that entitle us to receive an increasing percentage of quarterly distributions of available cash from the Partnership’s operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. The Partnership Agreement with us governs our relationship regarding certain reimbursement and indemnification matters. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

The Partnership does not have any employees to carry out its operations. We employ approximately 1,350 people. See “—Employees.” We charge the Partnership for all the direct costs of the employees assigned to its operations, as well as all general and administrative support costs other than its direct support costs of being a separate reporting company and our cost of providing management and support services to certain unaffiliated spun-off entities. The Partnership generally reimburses us for cost allocations to the extent that the Partnership has required a current cash outlay by us.

The Partnership’s Challenges

The Partnership faces a number of challenges in implementing its business strategy. For example:

•	The Partnership has a substantial amount of indebtedness which may adversely affect its financial position.

•	The Partnership’s cash flow is affected by supply and demand for crude oil, natural gas and NGL products and by natural gas, NGL and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.

•	The Partnership’s long-term success depends on its ability to obtain new sources of supplies of natural gas, crude oil and NGLs, which is subject to certain factors beyond the Partnership’s control. Any decrease in supplies of natural gas, crude oil or NGLs could adversely affect its business and operating results.

•	If the Partnership does not successfully integrate assets from acquisitions, its results of operations and financial condition could be adversely affected.

•	If the Partnership does not make acquisitions or investments in new assets on economically acceptable terms or efficiently and effectively integrate new assets, the Partnership’s results of operations and financial condition could be adversely affected.

•	The Partnership is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect the Partnership’s results of operations and financial condition.

•	The Partnership’s growth strategy requires access to new capital. Tightened capital markets or increased competition for investment opportunities could impair the Partnership’s ability to grow.

•	The Partnership’s hedging activities may not be effective in reducing the variability of the Partnership’s cash flows and may, in certain circumstances, increase the variability of the Partnership’s cash flows.

•	The Partnership’s industry is highly competitive, and increased competitive pressure could adversely affect the Partnership’s business and operating results.

In addition, risks and uncertainties related to the Atlas Mergers and the related transactions include:

•	The Partnership’s ability to complete the proposed merger of APL and the ability of us to complete the proposed merger of ATLS, upon which the closing of the APL Merger is conditioned, on the anticipated terms and time frame.

•	Risks relating to obtaining the approval of our stock issuance in connection with the ATLS Merger by our stockholders and the approval of the Atlas Mergers by the unitholders of ATLS and APL, as applicable, and to satisfying the other conditions to the consummation of the Atlas Mergers.

•	The potential impact of the announcement or consummation of the Atlas Mergers on our relationships, including with employees, suppliers, customers, competitors and credit rating agencies.

•	The ability of the Partnership and us to integrate with APL successfully after consummation of the APL Merger and to achieve anticipated benefits from the proposed transaction.

•	Risks relating to any unforeseen liabilities of APL.

•	General economic, market and business conditions.

•	Any acquisition, including the Atlas Mergers, involves potential risks, including, among other things:

▪	the validity of our assumptions about, among other things, revenues and costs, including synergies;

▪	an inability to integrate successfully the businesses we and the Partnership acquire;

▪	a decrease in our and the Partnership’s liquidity by using a significant portion of available cash or borrowing capacity to finance acquisitions;

▪	a significant increase in our and the Partnership’s interest expense or financial leverage if we or the Partnership incurs additional debt to finance acquisitions;

▪	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which the Partnership’s indemnity is inadequate;

▪	the diversion of management’s attention from other business concerns;

▪	an inability to hire, train or retain qualified personnel to manage and operate the Partnership’s growing business and assets;

▪	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

▪	unforeseen difficulties encountered in operating in new geographic areas; and

▪	customer or key employee losses at the acquired businesses.

Failure to complete the Atlas Mergers could negatively affect the Partnership’s future business and financial results.

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

Gathering and Processing Division

The Partnership’s Gathering and Processing Division consists of gathering, compressing, dehydrating, treating, conditioning, processing, and marketing natural gas and gathering crude oil. The gathering of natural gas consists of aggregating natural gas produced from various wells through small diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through pipelines that are owned by either the gatherers and processors or third parties. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. The Partnership sells its residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to its facilities. The gathering of crude oil consists of aggregating crude oil production primarily through gathering pipeline systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The Partnership believes its extensive asset base and scope of operations in the regions in which it operates provide it with significant opportunities to add both new and existing natural gas and crude oil production to its areas of operations. The Partnership believes its size and scope gives it a strong competitive position through close proximity to a large number of existing and new producing wells in its areas of operations, allowing it to generate economies of scale and to provide its customers with access to its existing facilities and to end-use markets and market hubs. Additionally, the Partnership believes its ability to serve its customers’ needs across the natural gas and NGL value chain further augments its ability to attract new customers.

Field Gathering and Processing Segment

In 2014, the Field Gathering and Processing segment gathered and processed natural gas from the Permian Basin in West Texas and Southeast New Mexico, the Fort Worth Basin, including the Barnett Shale, in North Texas and the Williston Basin in North Dakota. The natural gas processed in this segment is supplied through its gathering systems which, in aggregate, consist of approximately 11,400 miles of natural gas pipelines and include twelve owned and operated processing plants. During 2014, the Partnership processed an average of 921.2 MMcf/d of natural gas and produced an average of 105.9 MBbl/d of NGLs. In addition to the Partnership’s natural gas gathering and processing, its Badlands operations include a crude oil gathering system and four terminals with crude oil operational storage capacity of 125 MBbl.

The Partnership believes it is well positioned as a gatherer and processor in the Permian, Fort Worth and Williston Basins. The Partnership believes proximity to production and development activities allows it to compete for new supplies of natural gas and crude oil partially because of its lower competitive cost and to connect new wells and to process additional natural gas in its existing processing plants and because of its reputation for reliability Additionally, because the Partnership operates all of its plants, which are often interconnected in these regions, it is often able to redirect natural gas among its processing plants, providing operational flexibility and allowing it to optimize processing efficiency and further improve the profitability of its operations.

In October 2014, the Partnership announced the approval of the purchase and installation of new processing plants in the Delaware Basin in Texas and the Williston Basin in North Dakota. See “Growth Investments in the Permian and Williston Basins.”

The Field Gathering and Processing segment’s operations consist of Sand Hills, Versado, SAOU, North Texas, and Badlands, each as described below:

Sand Hills

The Sand Hills operations consist of the Sand Hills and Puckett gathering systems in West Texas. These systems consist of approximately 1,600 miles of natural gas gathering pipelines. These gathering systems are primarily low-pressure gathering systems with significant compression assets. The Sand Hills refrigerated cryogenic processing plant has a gross processing capacity of 175 MMcf/d and residue gas connections to pipelines owned by affiliates of Enterprise Products Partners L.P. (“EPP”), Kinder Morgan, Inc. (“Kinder Morgan”) and ONEOK, Inc. (“ONEOK”).

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

SAOU

SAOU includes approximately 1,750 miles of pipelines in the Permian Basin that gather natural gas for delivery to the Mertzon, Sterling, Conger and High Plains processing plants. SAOU is connected to thousands of producing wells and over 840 central delivery points. SAOU’s processing facilities are refrigerated cryogenic processing plants with an aggregate processing capacity of approximately 369 MMcf/d. These plants have residue gas connections to pipelines owned by affiliates of Atmos Energy Corporation (“Atmos”), EPP, Kinder Morgan, Northern Natural Gas Company and ONEOK.

North Texas

North Texas includes two interconnected gathering systems with approximately 4,500 miles of pipelines gathering wellhead natural gas for the Chico, Shackelford and Longhorn natural gas processing facilities. These plants have residue gas connections to pipelines owned by affiliates of Atmos, Energy Transfer Fuel LP, EPP and Natural Gas Pipeline Company of America LLC.

The Chico gathering system consists of approximately 2,450 miles of gathering pipelines. Wellhead natural gas is either gathered for the Chico or Longhorn plants located in Wise County, Texas, and then compressed for processing, or it is compressed in the field at numerous compressor stations and then moved via one of several high-pressure gathering pipelines to the Chico or Longhorn plants. The Chico plant has an aggregated processing capacity of 265 MMcf/d and an integrated fractionation capacity of 15 MBbl/d. The Longhorn plant has a capacity of 200 MMcf/d. The Shackelford gathering system includes approximately 2,050 miles of gathering pipelines and gathers wellhead natural gas largely for the Shackelford plant in Albany, Texas. Natural gas gathered from the northern and eastern portions of the Shackelford gathering system is typically compressed in the field at numerous compressor stations and then transported to the Chico plant for processing. The Shackelford plant has an aggregate processing capacity of 13 MMcf/d.

Badlands

The Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 360 miles of crude oil gathering pipelines, 40 MBbl of operational crude storage capacity at the Johnsons Corner Terminal, and 30 MBbl of operational crude storage capacity at the Alexander Terminal. During 2014, the Partnership completed the construction of an additional 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also includes approximately 170 miles of natural gas gathering pipelines and the Little Missouri natural gas processing plant with a gross processing capacity of approximately 50 MMcf/d. A third train is currently being installed at the Little Missouri plant site which will increase processing capacity by an incremental 40 MMcf/d and is expected to be mechanically complete in January 2015. This will bring the total processing capacity to approximately 90 MMcf/d.

During 2014, the Partnership invested approximately $165 million to expand its Badlands crude oil gathering and gas gathering and processing systems, including the natural gas processing plant mentioned above.

The following table lists the Field Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2014:

Facility	% Owned	Location	Estimated Gross Processing Capacity (MMcf/d)(1)	Gross Plant Natural Gas Inlet Throughput Volume (MMcf/d) (2) (3)	Gross NGL Production (MBbl/d) (2) (3)	Process Type (4)
Sand Hills
Sand Hills	100	Crane, TX	175.0	158.7	18.0	Cryo	Operated
Puckett (5)			-	6.4	-
		Area Total	175.0
Versado (6) (7)
Saunders	63	Lea, NM	60.0	36.1	4.2	Cryo	Operated
Eunice	63	Lea, NM	95.0	78.2	10.2	Cryo	Operated
Monument	63	Lea, NM	85.0	55.3	6.9	Cryo	Operated
		Area Total	240.0
SAOU
Mertzon	100	Irion, TX	52.0	49.6	7.5	Cryo	Operated
Sterling	100	Sterling, TX	92.0	68.3	10	Cryo	Operated
Conger	100	Sterling, TX	25.0	17.4	2.2	Cryo	Operated
High Plains	100	Midland, TX	200.0	99.8	9.6	Cryo	Operated
		Area Total	369.0
North Texas
Chico (8)	100	Wise, TX	265.0	219.7	21.5	Cryo	Operated
Shackelford	100	Shackelford, TX	13.0	9.6	1.2	Cryo	Operated
Longhorn	100	Wise, TX	200.0	143.3	15.4	Cryo	Operated
		Area Total	478.0
Badlands
Little Missouri (9)	100	McKenzie, ND	50.0	38.9	3.5	RA	Operated
	Segment System Total		1,312.0

(1)	Gross processing capacity represents 100% of ownership interests and may differ from nameplate processing capacity due to multiple factors including items such as compression limitations, and quality and composition of the gas being processed.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant, except for Badlands which represents the total wellhead gathered volume.
(3)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for plants listed above are based on the number of days operational during 2014. The Longhorn plant and the High Plains plant became fully operational in May 2014 and June 2014 respectively. The Conger plant was idled due to current market conditions in September 2014.
(4)	Cryo – Cryogenic; RA – Refrigerated Absorption Processing.
(5)	Puckett volumes are gathered in the Partnership's pipelines and processed at third-party plants.
(6)	Plant natural gas inlet and NGL production volumes represent 100% of ownership interests for the Partnership's consolidated Versado joint venture.
(7)	Includes throughput other than plant inlet, primarily from compressor stations.
(8)	The Chico plant has fractionation capacity of approximately 15 MBbl/d.
(9)	Additional residue compression was added in 2014, bringing the nominal gas plant throughput capacity to 50 MMcf/d. An additional 40 MMcf/d expansion, anticipated for the first quarter of 2015, will increase the nominal capacity to 90 MMcf/d.

Coastal Gathering and Processing Segment

The Partnership’s Coastal Gathering and Processing segment assets are located in the onshore region of the Louisiana Gulf Coast, accessing natural gas from the Gulf Coast and the Gulf of Mexico. With the strategic location of its assets in Louisiana, the Partnership has access to the Henry Hub, the largest natural gas hub in the U.S., and to a substantial NGL distribution system with access to markets throughout Louisiana and the southeast U.S. The Coastal Gathering and Processing segment’s assets consist of LOU and the Coastal Straddles, each as described below. For the year ended 2014, the Partnership processed an average of 1,188.4 MMcf/d of plant natural gas inlet and produced an average of 47.1 MBbl/d of NGLs.

LOU

LOU consists of approximately 1,000 miles of onshore gathering system pipelines in Southwest Louisiana. The gathering system is connected to numerous producing wells, central delivery points and/or pipeline interconnects in the area between Lafayette and Lake Charles, Louisiana. The gathering system is a high-pressure gathering system that delivers natural gas for processing to either the Acadia or Gillis plants via three main trunk lines. The processing facilities include the Gillis and Acadia processing plants, both of which are cryogenic plants. The Big Lake plant, also cryogenic, is located near the LOU gathering system. These processing plants have an aggregate processing capacity of approximately 440 MMcf/d. In addition, the Gillis plant has integrated fractionation with operating capacity of approximately 11 MBbl/d which is interconnected with the Lake Charles Fractionator.  The LOU gathering system is also interconnected with the Lowry gas plant, allowing receipt or delivery of gas.

Coastal Straddles

Coastal Straddles process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by the Partnership. Coastal Straddles has access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the Gulf Coast by moving gas from older, less efficient plants to higher efficiency cryogenic plants. For example, in the last two years, the Yscloskey, Stingray and Calumet plants have been shut-down, with most of the producer volumes going to more efficient Targa plants such as its Venice, Lowry and Barracuda plants.

VESCO

Through the Partnership’s 76.8% ownership interest in Venice Energy Services Company, L.L.C., it operates the Venice gas plant, which has an aggregate processing capacity of 750 MMcf/d and the Venice Gathering System (“VGS”) that is approximately 150 miles in length and has a nominal capacity of 320 MMcf/d (collectively “VESCO”). VESCO receives unprocessed gas directly or indirectly from seven offshore pipelines and gas gathering systems including the VGS system. VGS gathers natural gas from the shallow waters of the eastern Gulf of Mexico and supplies the VESCO gas plant.

Other Coastal Straddles

Other Coastal Straddles consists of three wholly owned and operated gas processing plants (one now idled) and three partially owned plants which are not operated by the Partnership. These plants, having an aggregate processing capacity of approximately 3,255 MMcf/d, are generally situated on mainline natural gas pipelines near the coastline and process volumes of natural gas collected from multiple offshore gathering systems and pipelines throughout the Gulf of Mexico. Coastal Straddles also has ownership in two offshore gathering systems that are operated by the Partnership. The Pelican and Seahawk gathering systems have a combined length of approximately 175 miles and a combined capacity of approximately 230 MMcf/d. These systems gather natural gas from the shallow waters of the central Gulf of Mexico and supply a portion of the natural gas delivered to the Barracuda and Lowry processing facilities.

The following table lists the Coastal Gathering and Processing segment’s natural gas processing plants and related volumes for the year ended December 31, 2014:

Facility	% Owned	Location	Estimated Gross Processing Capacity (MMcf/d) (1)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (2) (3) (4)	NGL Production (MBbl/d) (3) (4)	Process Type (5)

LOU
Gillis (6)	100	Calcasieu, LA	180.0	165.6	6.9	Cryo	Operated
Acadia (7)	100	Acadia, LA	80.0	3.2	0.1	Cryo	Operated
Big Lake	100	Calcasieu, LA	180.0	115.7	1.9	Cryo	Operated
		Area Total	440.0

VESCO (8)	76.8	Plaquemines, LA	750.0	509.0	26.0	Cryo	Operated

Other Coastal Straddles (7)
Barracuda	100	Cameron, LA	190.0	126.9	43.7	Cryo	Operated
Lowry	100	Cameron, LA	265.0	138.7	4.0	Cryo	Operated
Terrebone	4.6	Terrebonne, LA	950.0	22.6	0.6	RA	Non-operated
Toca	9.2	St. Bernard, LA	1,150.0	35.4	1.0	Cryo/RA	Non-operated
Sea Robin	0.8	Vermillion, LA	700.0	20.7	0.7	Cryo	Non-operated
Other (10)			-	50.5	2.1
		Area Total	3,255.0

	Consolidated System Total		4,445.0

(1)	Gross processing capacity represents 100% of ownership interests and may differ from nameplate processing capacity due to multiple factors including items such as compression limitations, and quality and composition of the gas being processed.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant.
(3)	Plant natural gas inlet and NGL production volumes represent 100% of ownership interests for the Partnership's consolidated VESCO joint venture and the Partnership's ownership share of volumes for other partially owned plants which the Partnership proportionately consolidate based on its ownership interest which is adjustable subject to an annual redetermination based on its proportionate share of plant production.
(4)	Per day Gross Plant Natural Gas Inlet and NGL Production statistics for certain plants listed above are based on the number of days operational during 2014. The Big Lake facility was idled in November 2014 due to current narrow processing spreads.
(5)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(6)	The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(7)	The Acadia Plant is available and operates as conditions on the LOU system allow.
(8)	VESCO also includes an offshore gathering system with a combined length of approximately 150 miles.
(9)	Coastal Straddles also includes three offshore gathering systems which have a combined length of approximately 300 miles.
(10)	Other includes Neptune volumes processed at third party plants.

Logistics and Marketing Division

The Partnership’s Logistics and Marketing Division is also referred to as the Downstream Business. It includes the activities necessary to convert mixed NGLs into NGL products and provide certain value-added services such as the fractionation, storage, terminaling, transportation, exporting, distribution and marketing of NGLs and NGL products; the storing and terminaling of refined petroleum products and crude oil; and certain natural gas supply and marketing activities in support of the Partnership’s other businesses. These products are delivered to end-users through pipelines, barges, ships, trucks and rail cars. End-users of NGL products include petrochemical, refining companies, export markets for propane and butane, and propane markets for heating, cooking or crop drying applications.

Logistics Assets Segment

The Logistics Assets segment uses its platform of integrated assets to receive, fractionate, store, treat, transport and deliver NGLs typically under fee-based arrangements. For NGLs to be used by refineries, petrochemical manufacturers, propane distributors, international export markets and other industrial end-users, they must be fractionated into their component products and delivered to various points throughout the U.S. The Partnership’s logistics assets are generally connected to, and supplied in part by, its gathering and processing assets and are primarily located at Mont Belvieu and Galena Park near Houston, Texas and in Lake Charles, Louisiana. This segment also contains refined petroleum product and crude oil storage and terminaling facilities in Texas (the Channelview and Patriot Terminals; both on the Houston Ship Channel), Maryland (the Baltimore Terminal) and Washington (the Sound Terminal, located in Tacoma).

Fractionation

After being extracted in the field, mixed NGLs, sometimes referred to as “Y-grade” or “raw NGL mix,” are typically transported to a centralized facility for fractionation where the mixed NGLs are separated into discrete NGL products: ethane, ethane-propane mix, propane, normal butane, iso-butane and natural gasoline.

The Partnership’s fractionation assets include ownership interests in three stand-alone fractionation facilities that are located on the Gulf Coast, two that it operates, one at Mont Belvieu, Texas and the other at Lake Charles, Louisiana. The Partnership has an equity investment in the third fractionator, GCF, also located at Mont Belvieu. The Partnership is subject to a consent decree with the Federal Trade Commission, issued December 12, 1996, that, among other things, prevents it from participating in commercial decisions regarding rates paid by third parties for fractionation services at GCF. This restriction on the Partnership’s activity at GCF will terminate on December 12, 2016. In addition to the three stand-alone facilities in the Logistics Assets segment, see the description of fractionation assets in the North Texas System and LOU in the Gathering and Processing division.

The Partnership expanded the fractionation capacity of its assets during the last three years with the following projects:

•	CBF Train 4. In August 2013, the Partnership commissioned 100 MBbl/d of additional fractionation capacity, Train 4, at CBF, in Mont Belvieu, Texas, at a gross cost of approximately $385 million (the Partnership’s net cost was approximately $345 million). Train 4 is supported by long-term contracts that have certain guaranteed volume commitments or provisions for deficiency payments.

•	GCF expansion. In the second quarter of 2012, GCF, a partnership with Phillips 66 and Devon Energy Corporation, in which the Partnership owns a 38.8% interest, completed an expansion to increase the capacity of its NGL fractionation facility in Mont Belvieu. The gross cost was approximately $92 million (the Partnership’s net cost was approximately $35 million) for an estimated ultimate capacity of approximately 125 MBbl/d.

In August 2014, the Partnership began purchasing equipment for Train 5, which is currently under construction. This expansion will add 100 MBbl/d of fractionation capacity. The gross cost of Train 5 is expected to be approximately $385 million and will be supported by supply from Targa’s Gas Processing Division and by long-term contracts with third parties.

The Partnership’s NGL fractionation business is under fee-based arrangements. These fees are subject to adjustment for changes in certain fractionation expenses, including energy costs. The operating results of the Partnership’s NGL fractionation business are dependent upon the volume of mixed NGLs fractionated, the level of fractionation fees charged and product gains/losses from fractionation.

The Partnership believes that sufficient volumes of mixed NGLs will be available for fractionation in commercially viable quantities for the foreseeable future due to increases in NGL production expected from shale plays and other shale-technology-driven resource plays in areas of the U.S. that include North Texas, South Texas, the Permian Basin, Oklahoma and the Rockies and certain other basins accessed by pipelines to Mont Belvieu, as well as from conventional production of NGLs in areas such as the Permian Basin, Mid-Continent, East Texas, South Louisiana and shelf and deep-water Gulf of Mexico. Hydrocarbon dew point specifications implemented by individual natural gas pipelines and the Policy Statement on Provisions Governing Natural Gas Quality and Interchangeability in Interstate Natural Gas Pipeline Company Tariffs enacted in 2006 by the Federal Energy Regulatory Commission (“FERC”) should result in volumes of mixed NGLs being available for fractionation because natural gas requires processing or conditioning to meet pipeline quality specifications. These requirements establish a base volume of mixed NGLs during periods when it might be otherwise uneconomical to process certain sources of natural gas. Furthermore, significant volumes of mixed NGLs are contractually committed to the Partnership’s NGL fractionation facilities.

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

Facility	% Owned	Gross Capacity (MBbl/d) (1)	Gross Throughput for 2014 (MBbl/d)
Operated Facilities:
Lake Charles Fractionator (Lake Charles, LA)	100.0	55.0	25.7
Cedar Bayou Fractionator (Mont Belvieu, TX) (2)	88.0	393.0	313.7
Targa LSNG Hydrotreater (Mont Belvieu, TX)	100.0	30.0
LSNG treating volumes			23.4
Benzyne treating volumes			23.4
Non-operated Facilities:
Gulf Coast Fractionators (Mont Belvieu, TX)	38.8	125.0	114.0

(1)	Actual fractionation capacities may also vary due to the Y-grade composition of the gas being processed and does not contemplate ethane rejection.
(2)	Gross capacity represents 100% of the volume. Capacity includes 40 MBbl/d of additional butane/gasoline fractionation capacity.

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

The Partnership’s Petroleum Logistics business owns and operates storage and terminaling facilities in Texas, Maryland and Washington. These facilities primarily not only serve the refined petroleum products and crude oil markets, but also include LPGs and biofuels.

Across the Logistics Assets segment, the Partnership owns or operates a total of 39 storage wells at its facilities with a net storage capacity of approximately 64 MMBbl, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

The Partnership operates its storage and terminaling facilities to support its key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as its wholesale terminals that focus on logistics to service its heating market customer base. In September 2013, the Partnership commissioned Phase I of the international export expansion project that includes facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of the project expanded its export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in the Phase I expansion was the capability to export international grade low ethane propane. With the completion of Phase I, the Partnership also added capabilities to load VLGC vessels alongside the small and medium sized export vessels that it loads for export. The Partnership completed Phase II of the international export expansion project in the third quarter of 2014, which added approximately 3 MMBbl per month of export capacity. The Partnership continues to experience significant demand growth for NGL (primarily propane) exports.

The Partnership’s fractionation, storage and terminaling business is supported by approximately 900 miles of company-owned pipelines to transport mixed NGLs and specification products.

The following table details the Logistics Assets NGL storage facilities at December 31, 2014:

Facility	% Owned	Location	Number of Permitted Wells		Gross Storage Capacity (MMBbl)
Hackberry Storage (Lake Charles)	100	Cameron, LA	12	(1)	20.0
Mont Belvieu Storage	100	Chambers, TX	20	(2)	43.7
Easton Storage	100	Evangeline, LA	1	(3)	0.8

(1)	5 of 12 owned wells leased to CITGO Petroleum Corporation under long-term leases.
(2)	Excludes 5 non-owned wells the Partnership operates on behalf of Chevron Phillips Chemical Company LLC ("CPC"). The first of 4 new permitted wells has been drilled and washed and is in the process of being connected for hydrocarbon service. The second new well has been drilled and is in the process of being washed.
(3)	Will be deactivated during 2015 by order of Louisiana Department of Natural Resources.

The following table details the Logistics Assets NGL and Petroleum Terminal Facilities for the year ended December 31, 2014:

Facility	% Owned	Location	Description	Throughput for 2014 (Million gallons)	Usable Storage Capacity (MMBbl)
Galena Park Terminal (1)	100	Harris, TX	NGL import/export terminal, chemicals	3,537.5	0.7
Mont Belvieu Terminal	100	Chambers, TX	Transport and storage terminal	12,934.5	39.3
Hackberry Terminal	100	Cameron, LA	Storage terminal	1,041.3	17.8
Channelview Terminal	100	Harris, TX	Refined products, crude - transport and storage terminal	202.8	0.5
Baltimore Terminal	100	Baltimore, MD	Refined products - transport and storage terminal	-	0.5
Sound Terminal	100	Pierce, WA	Refined products, crude oil/propane - transport and storage terminal	467.8	1.4
Patriot	100	Harris, TX	Dock and land for expansion (Not in service)	N/A	N/A

(1)	Volumes reflect total import and export across the dock/terminal and may also include volumes that have also been handled at the Mont Belvieu Terminal.

Marketing and Distribution Segment

The Marketing and Distribution segment transports, distributes and markets NGLs via terminals and transportation assets across the U.S. The Partnership owns or commercially manages terminal facilities in a number of states, including Texas, Louisiana, Arizona, Nevada, California, Florida, Alabama, Mississippi, Tennessee, Kentucky, New Jersey and Washington. The geographic diversity of the Partnership’s assets provide direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties. The Marketing and Distribution segment consists of (i) NGL Distribution and Marketing, (ii) Wholesale Marketing, (iii) Refinery Services, (iv) Commercial Transportation, (v) Natural Gas Marketing and (vi) Terminal Facilities, each as described below.

NGL Distribution and Marketing

The Partnership markets its own NGL production and also purchases component NGL products from other NGL producers and marketers for resale. Additionally, the Partnership also purchases product for resale in its Logistics segment, including exports. During the year ended December 31, 2014, its distribution and marketing services business sold an average of approximately 423.3 MBbl/d of NGLs.

The Partnership generally purchases mixed NGLs at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these component products to petrochemical manufacturers, refineries and other marketing and retail companies. This is primarily a physical settlement business in which the Partnership earns margins from purchasing and selling NGL products from customers under contract. The Partnership also earns margins by purchasing and reselling NGL products in the spot and forward physical markets. To effectively serve its Distribution and Marketing customers, the Partnership contracts for and uses many of the assets included in its Logistics Assets segment.

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

The wholesale propane marketing business is significantly impacted by seasonal and weather-driven demand, particularly in the winter, which can impact the price of propane in the markets the Partnership serves and impact the ability to deliver propane to satisfy peak demand.

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

The Partnership’s transportation assets, as of December 31, 2014, include 716 railcars that the Partnership leases and manages, 75 owned and leased transport tractors and 22 company-owned pressurized NGL barges.

Natural Gas Marketing

The Partnership also markets natural gas available to it from the Gathering and Processing segments, purchases and resells natural gas in selected United States markets and manages the scheduling and logistics for these activities.

The following table details the Marketing and Distribution segment’s Terminal Facilities:

Facility	% Owned	Location	Description	Throughput for 2014 (Million gallons) (1)	Usable Storage Capacity (Million gallons)
Calvert City Terminal	100	Marshall, KY	Propane terminal	11.6	0.1
Greenville Terminal	100	Washington, MS	Marine propane terminal	22.5	1.5
Port Everglades Terminal	100	Broward, FL	Marine propane terminal	8.9	1.6
Tyler Terminal	100	Smith, TX	Propane terminal	11.1	0.2
Abilene Transport (2)	100	Taylor, TX	Raw NGL transport terminal	19.5	0.1
Bridgeport Transport (2)	100	Jack, TX	Raw NGL transport terminal	28.8	0.1
Gladewater Transport (2)	100	Gregg, TX	Raw NGL transport terminal	15.2	0.3
Chattanooga Terminal	100	Hamilton, TN	Propane terminal	12.7	0.9
Sparta Terminal	100	Sparta, NJ	Propane terminal	15.7	0.2
Hattiesburg Terminal (3)	50	Forrest, MS	Propane terminal	329.3	302.0
Winona Terminal	100	Flagstaff, AZ	Propane terminal	15.6	0.3
Sound Terminal (4)	100	Pierce, WA	Propane terminal	5.4	0.2

(1)	Throughputs include volumes related to exchange agreements and third party storage agreements.
(2)	Volumes reflect total transport and injection volumes.
(3)	Throughput volume reflects 100% of the facility capacity.
(4)	Included in the Logistics Assets segment.

Operational Risks and Insurance

The Partnership is subject to all risks inherent in the midstream natural gas, crude oil and petroleum logistics businesses. These risks include, but are not limited to, explosions, fires, mechanical failure, terrorist attacks, product spillage, weather, nature and inadequate maintenance of rights-of-way and could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or environmental pollution, as well as curtailment or suspension of operations at the affected facility. We maintain, on behalf of ourselves and our subsidiaries, including the Partnership, general public liability, property, boiler and machinery and business interruption insurance in amounts that we consider to be appropriate for such risks. Such insurance is subject to deductibles that we consider reasonable and not excessive given the current insurance market environment For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes. Insurance market conditions worsened as a result of the losses sustained from Hurricanes Gustav and Ike in September 2008. As a result, the Partnership experienced further increases in deductibles and premiums, and further reductions in coverage and limits, with some coverage unavailable at any cost.

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

Competition

The Partnership faces strong competition in acquiring new natural gas or crude oil supplies. Competition for natural gas and crude oil supplies is primarily based on the location of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, reliability and access to end-use markets or liquid marketing hubs. Competitors to the Partnership’s gathering and processing operations include other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers. The Partnership’s major competitors for natural gas supplies in our current operating regions include APL, Kinder Morgan, WTG Gas Processing, L.P. (“WTG”), DCP Midstream Partners LP (“DCP”), Devon Energy Corporation (“Devon”), Enbridge Inc., Enlink Midstream Partners, Regency Energy Partners LP, ONEOK Rockies Midstream, L.L.C., Gulf South Pipeline Company, LP, Hanlon Gas Processing, Ltd., J-W Operating Company, Louisiana Intrastate Gas Company L.L.C. and several other interstate pipeline companies. The Partnership’s competitors for crude oil gathering services in North Dakota include Arrow Midstream Holdings, LLC, Hiland Partners, LP, Great Northern Midstream LLC, Caliber Midstream Partners, L.P. and Bridger Pipeline LLC. The Partnership’s competitors may have greater financial resources than it possesses.

The Partnership also competes for NGL products to market through its Logistics and Marketing division. The Partnership’s competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, the Partnership competes with several other NGL marketing companies, including EPP, DCP, ONEOK and BP p.l.c.

Additionally, the Partnership faces competition for mixed NGLs supplies at its fractionation facilities. Its competitors include large oil, natural gas and petrochemical companies. The fractionators in which the Partnership owns an interest in the Mont Belvieu region compete for volumes of mixed NGLs with other fractionators also located at Mont Belvieu, Texas. Among the primary competitors are EPP, ONEOK and LoneStar NGL LLC. In addition, certain producers fractionate mixed NGLs for their own account in captive facilities. The Mont Belvieu fractionators also compete on a more limited basis with fractionators in Conway, Kansas and a number of decentralized, smaller fractionation facilities in Texas, Louisiana and New Mexico. The Partnership’s other fractionation facilities compete for mixed NGLs with the fractionators at Mont Belvieu as well as other fractionation facilities located in Louisiana. The Partnership’s customers who are significant producers of mixed NGLs and NGL products or consumers of NGL products may develop their own fractionation facilities in lieu of using the Partnerships’ services. Its primary competitor in providing export services to its customers is EPP.

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

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. The Partnership believes that the natural gas pipelines in its gathering systems, including the gas gathering systems that are part of the Badlands and of the Pelican and Seahawk gathering systems, meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, to the extent the Partnership’s gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are now subject to Order No. 704. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.”

Intrastate Pipeline Regulation

Though the Partnership’s natural gas intrastate pipelines are not subject to regulation by FERC as natural gas companies under the NGA, the Partnership’s intrastate pipelines may be subject to certain FERC-imposed reporting requirements depending on the volume of natural gas purchased or sold in a given year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.”

The Partnership’s intrastate pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”). The Partnership’s Texas intrastate pipeline, Targa Intrastate Pipeline LLC (“Targa Intrastate”), owns the intrastate pipeline that transports natural gas from the Partnership’s Shackelford processing plant to an interconnect with Atmos Pipeline-Texas that in turn delivers gas to the West Texas Utilities Company’s Paint Creek Power Station. Targa Intrastate also owns a 1.65-mile, ten-inch diameter intrastate pipeline that transports natural gas from a third-party gathering system into the Chico system in Denton County, Texas. Targa Intrastate is a gas utility subject to regulation by the RRC and has a tariff on file with such agency. The Partnership’s other Texas intrastate pipeline, Targa Gas Pipeline LLC, owns a multi-county intrastate pipeline that transports gas in Crane, Ector, Midland, and Upton Counties, Texas, as well as some lines in North Texas. Targa Gas Pipeline LLC is a gas utility subject to regulation by the RRC.

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

The Partnership’s intrastate NGL pipelines in Louisiana gather mixed NGLs streams that it owns from processing plants in Louisiana and deliver such streams to the Gillis fractionators in Lake Charles, Louisiana, where the mixed NGLs streams are fractionated into various products. We deliver such refined petroleum products (ethane, propane, butanes and natural gasoline) out of its fractionator to and from Targa-owned storage, to other third-party facilities and to various third-party pipelines in Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR, but are regulated by United States Department of Transportation (“DOT”) safety regulations.

The Partnership’s intrastate pipelines in North Dakota are subject to the various regulations of the State of North Dakota. In addition, various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Land Management, Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, as well as the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. Please see “–Other State and Local Regulation of Operations” below.

Natural Gas Processing

The Partnership’s natural gas gathering and processing operations are not presently subject to FERC regulation. However, since May 2009, the Partnership has been required to report to FERC information regarding natural gas sale and purchase transactions for some of its operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.” There can be no assurance that the Partnership’s processing operations will continue to be exempt from other FERC regulation in the future.

Sales of Natural Gas and NGLs

The price at which the Partnership buys and sells natural gas and NGLs is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to the Partnership’s physical purchases and sales of these energy commodities and any related hedging activities that the Partnership undertakes, it is required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodities Futures Trading Commission (“CFTC”). See “—Other Federal Laws and Regulations Affecting Our Industry—Domenici-Barton Energy Policy Act of 2005 (“EP Act of 2005”).” Since May 1, 2009, the Partnership has been required to report to FERC information regarding natural gas sale and purchase transactions for some of the Partnership’s operations depending on the volume of natural gas transacted during the prior calendar year. See “—Other Federal Laws and Regulations Affecting Our Industry—FERC Market Transparency Rules.” Should the Partnership violate the anti-market manipulation laws and regulations, it could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

Environmental and Operational Health and Safety Matters

General

The Partnership’s operations are subject to stringent and complex federal, tribal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety, or otherwise relating to environmental protection. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases the Partnership’s overall cost of business, including its capital costs to construct, maintain and upgrade equipment and facilities. These laws and regulations may, among other things; require the acquisition of various permits to conduct regulated activities; require the installation of pollution control equipment or otherwise restrict the way the Partnership can handle or dispose of wastes; limit or prohibit construction activities in sensitive areas such as wetlands, wilderness or urban areas or areas inhabited by endangered or threatened species; impose specific health and safety criteria addressing worker protection; require investigatory and remedial action to mitigate pollution conditions caused by its operations or attributable to former operations; and enjoin some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations. Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations and the issuance of injunctions limiting or prohibiting the Partnership’s activities. For example, the Texas Commission on Environmental Quality issued Notices of Enforcement dated August 22, 2014 and September 9, 2014 to Targa Midstream Services LLC for alleged violations of air emissions regulations at the Mont Belvieu Fractionator relating to operation of two regenerative thermal oxidizers during 2013 and 2014 and an unrelated discrete emissions event that occurred on May 29, 2014. The Partnership is in discussions with the agency to resolve the alleged violations by combining the notices into one order that we believe could result in a monetary sanction in excess of $100,000 but less than $280,000.

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

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. These laws and regulations may require the Partnership to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas related projects. Over the next several years, the Partnership may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in December 2014, the EPA published proposed regulations to revise the National Ambient Air Quality Standard (“NAAQS”) for ozone, recommending a standard between 65 to 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards.  The current primary and secondary ozone standards are set at 75 ppb.  The EPA requested public comments on whether the standard should be set as low as 60 ppb or whether the existing 75 ppb standard should be retained.  The EPA anticipates issuing a final rule by October 1, 2015.  If the EPA lowers the ozone standard, states could be required to implement new more stringent regulations, which could apply to the Partnership’s operations.  Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of the Partnership’s equipment, result in longer permitting timelines, and significantly increase the Partnership’s capital expenditures and operating costs, which could adversely impact the Partnership’s business.

Climate Change

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the Clean Air Act that, among other things, restrict emissions of GHGs from motor vehicles as well as establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. The Partnership is monitoring GHG emissions from certain of its operations in accordance with current GHG emissions reporting requirements in a manner that it believes is in substantial compliance with applicable reporting obligations and is currently assessing the potential impact that the December 9, 2014 proposed rule may have on its future reporting obligations, should the proposed rule be adopted.

Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from the Partnership or its customers equipment and operations could require the Partnership or its customers to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the natural gas and NGLs it gathers and processes or fractionates. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on the Partnership’s or its customers’ operations.

Water Discharges

The Federal Water Pollution Control Act, as amended (“Clean Water Act” or “CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities and such permits may require the Partnership to monitor and sample the storm water runoff. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The CWA and analogous state laws can impose substantial, civil and criminal penalties for non-compliance including spills and other non-authorized discharges.

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

Hydraulic Fracturing

It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which plans to propose effluent limit guidelines in the first half of 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the Bureau of Land Management, which proposed regulations in May 2013 applicable to hydraulic fracturing conducted on federal and Indian oil and natural gas leases and is expected to issue a final rule in the first half of 2015. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, and states could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA, with the EPA planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing. While the Partnership does not conduct hydraulic fracturing, if new or more stringent federal, state, or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where the Partnership’s oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for the Partnership’s gathering, processing and fractionation services.

Endangered Species Act Considerations

The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of the Partnership’s facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that the Partnership is in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where the Partnership wishes to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on the listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. For example, in March 2014, the FWS listed the lesser prairie chicken as a threatened species in a five-state region, including Texas and New Mexico, where the Partnership and its customers conduct operations. The designation of previously unprotected species as threatened or endangered in areas where the Partnership or its oil and natural gas exploration and production customers operate could cause the Partnership or its customers to incur increased costs arising from species protection measures and could result in delays or limitations in its customers’ performance of operations, which could reduce demand for the Partnership’s midstream services.

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

Pipeline Safety

Many of the Partnership’s natural gas, NGL and crude pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (“PSI Act”) and the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”). The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. We believe that the Partnership’s pipeline operations are in substantial compliance with applicable NGPSA and HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs.

These pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any of which could have a material adverse effect on our results of operations or financial position.

In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. Texas, Louisiana and New Mexico have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs. North Dakota has similarly implemented regulatory programs applicable to intrastate natural gas pipelines. The Partnership currently estimates an annual average cost of $2.5 million for the years 2015 through 2017 to perform necessary integrity management program testing on its pipelines required by existing PHMSA and state regulations. This estimate does not include the costs, if any, of any repair, remediation, or preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. However, we do not expect that any such costs would be material to the Partnership’s financial condition or results of operations.

The Partnership, or the entities in which it owns an interest, inspect our pipelines regularly in compliance with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on the Partnership and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 report to Congress from the U.S. Government Accountability Office (“GAO”), the GAO acknowledged PHMSA’s August 2011 proposed rulemaking as well as PHMSA’s continued assessment of the safety risks posed by gathering lines. In its report, the GAO recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply.

Finally, notwithstanding the applicability of the OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Plan (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the RRC, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

Employees

Through a wholly-owned subsidiary of ours, we employ approximately 1,350 people who primarily support the Partnership’s operations. None of those employees are covered by collective bargaining agreements. We consider our employee relations to be good.

Financial Information by Reportable Segment

See “Segment Information” included under Note 24 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations– By Reportable Segment” for a discussion of our and the Partnership’s financial results by segment.

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

Because our only source of operating cash flow consists of cash distributions from the Partnership, the amount of dividends we are able to pay to our stockholders may fluctuate based on the level of distributions the Partnership makes to its partners, including us. The Partnership may not continue to make quarterly distributions at the 2014 fourth quarter distribution level of $ 0.81000 per common unit, or may not distribute any other amount, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease dividends to our stockholders if the Partnership increases or decreases distributions to us, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in dividends made by us. Factors such as reserves established by our board of directors for our estimated general and administrative expenses as well as other operating expenses, reserves to satisfy our debt service requirements, if any, and reserves for future dividends by us may affect the dividends we make to our stockholders. The actual amount of cash that is available for dividends to our stockholders will depend on numerous factors, many of which are beyond our control.

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

Our payment of any principal and interest will reduce our cash available for dividends to our stockholders. In addition, we are able to incur substantial additional indebtedness in the future. If we incur additional debt, the risks associated with our leverage would increase. For more information regarding our credit facility, please see Note 10 of the “Consolidated Financial Statements” beginning on page F-1 in this Form 10-K.

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

We or our stockholders may sell shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2014, we have 42,143,463 outstanding shares of common stock. Certain of our existing stockholders, including our executive officers, and certain of our directors are party to a registration rights agreement with us which requires us to affect the registration of their shares in certain circumstances no earlier than the expiration of the lock-up period contained in the underwriting agreement of our initial public offering.

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

The Partnership has a substantial amount of indebtedness. As of December 31, 2014, the Partnership had $2,808.6 million outstanding under its senior unsecured notes, excluding $25.2 million in unamortized discounts. The Partnership also had $182.8 million outstanding under its accounts receivable securitization facility (the “Securitization Facility”). In addition, the Partnership had $0 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $1,155.9 million of additional borrowing capacity available under the TRP Revolver. The $1.2 billion TRP Revolver allows it to request increases in commitments up to an additional $300 million. For the years ended December 31, 2014, 2013 and 2012, the Partnership’s consolidated interest expense was $143.8 million, $131.0 million and $116.8 million, respectively. In addition, the Partnership expects that its indebtedness will increase following the closing of the Atlas Mergers. For example, as of January 31, 2015, on a pro forma as adjusted basis to give effect to certain Atlas Merger-related items set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Partnership would have had $867.7 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $568.5 million of additional borrowing capacity available under the TRP Revolver.

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

The Partnership’s ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If the Partnership’s operating results are not sufficient to service its current or future indebtedness, it will be forced to take actions such as reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital, and such results may be adversely affect our ability to make cash distributions. The Partnership may not be able to affect any of these actions on satisfactory terms, or at all.

Increases in interest rates could adversely affect the Partnership’s business.

The Partnership has significant exposure to increases in interest rates. As of December 31, 2014, its total indebtedness was $2,991.4 million, excluding $25.2 million in unamortized discounts, of which $2,808.6 million was at fixed interest rates and $182.8 million was at variable interest rates. A one percentage point increase in the interest rate on the Partnership’s variable interest rate debt would have increased its consolidated annual interest expense by approximately $1.8 million. As a result of this amount of variable interest rate debt, the Partnership’s financial condition could be adversely affected by increases in interest rates.

Despite current indebtedness levels, the Partnership may still be able to incur substantially more debt. This could increase the risks associated with the Partnership’s substantial leverage.

The Partnership may be able to incur substantial additional indebtedness in the future. As of December 31, 2014, the Partnership had $182.8 million of borrowings outstanding under its Securitization Facility. In addition, the Partnership had $0 million of borrowings outstanding, $44.1 million of letters of credit outstanding and $1,155.9 million of additional borrowing capacity available under the TRP Revolver. In addition, the Partnership expects that its indebtedness will increase following the closing of the Atlas Mergers. For example, as of January 31, 2015, on a pro forma as adjusted basis to give effect to certain Atlas Merger-related items set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Partnership would have had $867.7 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $526.8 million of additional borrowing capacity available under the TRP Revolver. The Partnership may be able to increase the borrowing capacity under the TRP Revolver by an additional $300 million if the Partnership requests and is able to obtain commitments from lenders for such additional amounts. Although the TRP Revolver contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If the Partnership incurs additional debt, the risks associated with its substantial leverage would increase.

The terms of the TRP Revolver and indentures may restrict its current and future operations, particularly its ability to respond to changes in business or to take certain actions.

The credit agreement governing the TRP Revolver, the agreements governing the Securitization Facility and the indentures governing the Partnership’s senior notes contain, and any future indebtedness the Partnership incurs will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on its ability to engage in acts that may be in its best long-term interests. These agreements include covenants that, among other things, restrict the Partnership’s ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay distributions on its equity securities or redeem, repurchase or retire its equity securities or subordinated indebtedness;

•	make investments and certain acquisitions;

•	create restrictions on the payment of distributions to its equity holders;

•	sell or transfer assets, including equity securities of its subsidiaries;

•	engage in affiliate transactions,

•	consolidate or merge;

•	incur liens;

•	prepay, redeem and repurchase certain debt, other than loans under the TRP Revolver;

•	enter into sale and lease-back transactions or take-or-pay contracts; and

•	change business activities conducted by it.

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

The Partnership’s operations can be affected by the level of natural gas and NGL prices and the relationship between these prices. The prices of crude oil, natural gas and NGLs have been volatile and we expect this volatility to continue. The Partnership’s future cash flow may be materially adversely affected if it experiences significant, prolonged price deterioration. The markets and prices for natural gas and NGLs depend upon factors beyond the Partnership’s control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

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

The Partnership’s primary natural gas gathering and processing arrangements that expose it to commodity price risk are its percent-of-proceeds arrangements. For the years ended December 31, 2014 and 2013, the Partnership’s percent-of-proceeds arrangements accounted for approximately 51% and 48%, respectively, of its gathered natural gas volume. Under these arrangements, the Partnership generally processes natural gas from producers and remits to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of the Partnership’s processing facilities. In some percent-of-proceeds arrangements, the Partnership remits to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, the Partnership’s revenues and cash flows increase or decrease, whichever is applicable, as the prices of natural gas, NGLs and crude oil fluctuates. Please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

The Partnership’s gathering systems are connected to crude oil and natural gas wells from which production will naturally decline over time, which means that the cash flows associated with these sources of natural gas and crude oil will likely also decline over time. The Partnership’s logistics assets are similarly impacted by declines in NGL supplies in the regions in which it operates as well as other regions from which it sources NGLs. To maintain or increase throughput levels on the Partnership’s gathering systems and the utilization rate at its processing plants and it’s treating and fractionation facilities, the Partnership must continually obtain new natural gas, NGL and crude oil supplies. A material decrease in natural gas or crude oil production from producing areas on which the Partnership relies, as a result of depressed commodity prices or otherwise, could result in a decline in the volume of natural gas or crude oil that it processes, NGL products delivered to its fractionation facilities or crude oil that the Partnership gathers. The Partnership’s ability to obtain additional sources of natural gas, NGLs and crude oil depends, in part, on the level of successful drilling and production activity near its gathering systems and, in part, on the level of successful drilling and production in other areas from which it sources NGL and crude oil supplies. The Partnership has no control over the level of such activity in the areas of its operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, the Partnership has no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Prices of crude oil and natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas or crude oil reserves are discovered in areas served by the Partnership’s assets, producers may choose not to develop those reserves. For example, current low prices for natural gas combined with relatively high levels of natural gas in storage could result in curtailment or shut-in of natural gas production. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which the Partnership operates may prevent it from obtaining supplies of natural gas or crude oil to replace the natural decline in volumes from existing wells, which could result in reduced volumes through its facilities and reduced utilization of its gathering, treating, processing and fractionation assets.

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

Any acquisition or growth project involves potential risks, including, among other things:

•	operating a significantly larger combined organization and adding new or expanded operations;

•	difficulties in the assimilation of the assets and operations of the acquired businesses or growth projects, especially if the assets acquired are in a new business segment and/or geographic area;

•	the risk that crude oil and natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

•	the failure to realize expected volumes, revenues, profitability or growth;

•	the failure to realize any expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities;

•	the assumption of environmental and other unknown liabilities;

•	limitations on rights to indemnity from the seller in an acquisition or the contractors and suppliers in growth projects;

•	the failure to attain or maintain compliance with environmental and other governmental regulations;

•	inaccurate assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	customer or key employee losses at the acquired businesses or to a competitor.

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

The Partnership has entered into derivative transactions related to only a portion of its equity volumes. As a result, it will continue to have direct commodity price risk to the unhedged portion. The Partnership’s actual future volumes may be significantly higher or lower than it estimated at the time it entered into the derivative transactions for that period. If the actual amount is higher than the Partnership estimated, it will have greater commodity price risk than it intended. If the actual amount is lower than the amount that is subject to its derivative financial instruments, the Partnership might be forced to satisfy all or a portion of its derivative transactions without the benefit of the cash flow from its sale of the underlying physical commodity. The percentages of the Partnership’s expected equity volumes that are covered by its hedges decrease over time. To the extent the Partnership hedges its commodity price risk, it may forego the benefits it would otherwise experience if commodity prices were to change in its favor. The derivative instruments the Partnership utilizes for these hedges are based on posted market prices, which may be higher or lower than the actual natural gas, NGL and condensate prices that it realizes in its operations. These pricing differentials may be substantial and could materially impact the prices the Partnership ultimately realizes. In addition, market and economic conditions may adversely affect the Partnership’s hedge counterparties’ ability to meet their obligations. Given volatility in the financial and commodity markets, the Partnership may experience defaults by its hedge counterparties in the future. As a result of these and other factors, the Partnership’s hedging activities may not be as effective as it intended in reducing the variability of its cash flows, and in certain circumstances may actually increase the variability of its cash flows. Please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

A reduction in demand for NGL products by the petrochemical, refining or other industries or by the fuel or export markets, or a significant increase in NGL product supply relative to this demand, could materially adversely affect the Partnership’s business, results of operations and financial condition.

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

We currently own an approximate 10.9% limited partner interest, a 2% general partner interest and the IDRs in the Partnership. The anticipated after-tax economic benefit of our investment in the Partnership depends largely on its being treated as a partnership for federal income tax purposes. A publicly traded partnership such as the Partnership may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on the Partnership’s current operations we believe that the Partnership satisfies the qualifying income requirement and will be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause the Partnership to be treated as a corporation for federal income tax purposes or otherwise subject the Partnership to taxation as an entity. The Partnership has not requested and does not plan to request a ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes.

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of the Partnership’s related operations. A natural disaster or other hazard affecting the areas in which the Partnership operates could have a material adverse effect on its operations. For example, in 2005, Hurricanes Katrina and Rita damaged gathering systems, processing facilities, NGL fractionators and pipelines along the Gulf Coast, including certain of the Partnership’s facilities, and curtailed or suspended the operations of various energy companies with assets in the region. The Louisiana and Texas Gulf Coast was similarly impacted in September 2008 as a result of Hurricanes Gustav and Ike. The Partnership is not fully insured against all risks inherent to its business. Additionally, while the Partnership is insured for pollution resulting from environmental accidents that occur on a sudden and accidental basis, it may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if the Partnership fails to recover all anticipated insurance proceeds for significant accidents or events for which it is insured, or if the Partnership fails to rebuild facilities damaged by such accidents or events, its operations and financial condition could be adversely affected. In addition, the Partnership may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for certain of the Partnership’s insurance policies have increased substantially, and could escalate further. For example, following Hurricanes Katrina and Rita, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes. Insurance market conditions worsened as a result of the losses sustained from Hurricanes Gustav and Ike in September 2008. As a result, the Partnership experienced further increases in deductibles and premiums, and further reductions in coverage and limits, with some coverage unavailable at any cost.

The Partnership may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

Pursuant to the authority under the NGPSA and HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquids pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas.  Among other things, these regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquids pipelines. The Partnership currently estimates an average annual cost of $2.5 million between 2015 and 2017 to implement pipeline integrity management program testing along certain segments of its gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation or preventative or mitigative actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, the Partnership cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. The Partnership will continue its pipeline integrity testing programs to assess and maintain the integrity of its pipelines. The results of these tests could cause the Partnership to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on the Partnership and similarly situated midstream operators.  For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency sought public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revisions to the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014  GAO report to Congress, the GAO acknowledged PHMSA’s continued assessment of the safety risks posed by gathering lines and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply.

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

Failure to comply with environmental laws or regulations or an accidental release into the environment may cause the Partnership to incur significant costs and liabilities.

The Partnership’s operations are subject to stringent federal, tribal, state and local environmental laws and regulations governing the discharge of pollutants into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to its operations including acquisition of a permit before conducting regulated activities, restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; requiring capital expenditures to comply with pollution control requirements and imposition of substantial liabilities for pollution resulting from its operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, which can often require difficult and costly actions. Failure to comply with these laws and regulations or any newly adopted laws or regulations may trigger a variety of administrative, civil and criminal penalties or other sanctions, the imposition of remedial obligations and the issuance of orders enjoining or conditioning future operations. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or waste products have been released, even under circumstances where the substances, hydrocarbons or waste have been released by a predecessor operator.

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

Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process, including the EPA, which plans to propose effluent limit guidelines in the first half of 2015 for wastewater from shale gas extraction operations before being discharged to a treatment plant, and the Bureau of Land Management, which proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases and is expected to issue a final rule in the first half of 2015.  In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities, and states could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in November 2014, residents in Denton, Texas, approved a city ordinance prohibiting hydraulic fracturing within the city limits effective December 2, 2014 but the ordinance is subject to challenge. If new or more stringent federal, state or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where the Partnership’s oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for the Partnership’s gathering, processing and fractionation services.  Further several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA, with the EPA planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015.  These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of natural gas by exploration and production operators, some of which are the Partnership’s customers, and thus reduce demand for the Partnership’s midstream services.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While the Partnership’s systems other than VGS have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of its otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject the Partnership to civil penalty liability. For more information regarding regulation of the Partnership’s operations, see “Item 1. Business—Regulation of Operations.”

The adoption of climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the products and services the Partnership provides.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission, storage and distribution facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. Moreover, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, a goal to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025 and that, in furtherance of that goal, EPA will propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for oil and gas production and natural gas processing and transmission facilities. While Congress has from time to time considered adopting legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from the Partnership’s equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the natural gas and NGLs the Partnership gathers and processes or fractionates. Moreover, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products, which could adversely affect the services the Partnership provides.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject the Partnership to increased capital costs, operational delays and costs of operation.

The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in the Partnership’s incurring increased operating costs that could have a material adverse effect on the Partnership’s results of operations or financial position.  For example, PHMSA and one or more state regulators, including the RRC, have recently expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. These actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA, PSM and EPA RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require the Partnership, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although the Partnership qualifies for the end-user exception from the mandatory clearing requirements for swaps entered to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that the Partnership uses for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to the Partnership for capital expenditures, therefore reducing its ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to the Partnership is uncertain at this time.

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

Risks Related to the Atlas Mergers

The Atlas Mergers are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Atlas Mergers, or significant delays in completing the Atlas Mergers, could negatively affect our future business and financial results.

The completion of the Atlas Mergers is subject to a number of conditions, and each of the Atlas Mergers and the Spin-Off is contingent on one another. The completion of the Atlas Mergers is not assured and is subject to risks, including the risk that approval of Targa’s stock issuance by Targa stockholders in connection with the ATLS Merger or the approval of the Atlas Mergers by the unitholders of APL and ATLS, as applicable, or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Atlas Mergers are not completed, or if there are significant delays in completing the Atlas Mergers, our future business and financial results could be negatively affected, and each of the parties involved will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreements;

•	there may be negative reactions from the financial markets due to the fact that current prices may reflect a market assumption that the Atlas Mergers will be completed; and

•	the attention of our management and Atlas management will have been diverted to the Atlas Mergers rather than our own operations and pursuit of other opportunities that could have been beneficial to our business.

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

Any acquisitions that we complete, including the Atlas Mergers, are subject to substantial risks.

Any acquisition, including the Atlas Mergers, involves potential risks, including, among other things:

•	the validity of our assumptions about, among other things, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of environmental and other unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	a failure to attain or maintain compliance with environmental and other governmental regulations;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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

We are subject to litigation related to the Atlas Mergers, see "Item 3. Legal Proceedings." It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Atlas Mergers or seek monetary relief from us. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuit(s). An unfavorable resolution of any such litigation surrounding the Atlas Mergers could delay or prevent the consummation of the Atlas Mergers. In addition, the cost to us defending the litigation, even if resolved in our favor, could be substantial.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

A description of our properties is contained in “Item 1. Business” in this Annual Report.

Our principal executive offices are located at 1000 Louisiana Street, Suite 4300, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3.	Legal Proceedings.

Targa Shareholder Litigation

On January 28, 2015, a public shareholder of TRC (the “TRC Plaintiff”) filed a putative class action and derivative lawsuit against TRC (as a nominal defendant), its directors at the time of the ATLS Merger (the “TRC Director Defendants”), and ATLS (together with TRC and the TRC Director Defendants, the “TRC Lawsuit Defendants”).  This lawsuit is styled Inspired Investors v. Joe Bob Perkins, et al., in the District Court of Harris County, Texas (the “TRC Lawsuit”).

The TRC Plaintiff alleges a variety of causes of action challenging the disclosures related to the ATLS Merger. Generally, the TRC Plaintiff alleges that the TRC Director Defendants breached their fiduciary duties.  The TRC Plaintiff further alleges that the registration statement filed on January 22, 2015 fails to disclose allegedly material details concerning (i) Wells Fargo Securities, LLC’s and the TRC Director Defendants’ supposed conflicts of interest with respect to the ATLS Merger, (ii) TRC’s financial projections, (iii) the background of the ATLS Merger, and (iv) Wells Fargo Securities, LLC’s analysis of the ATLS Merger.

Based on these allegations, the TRC Plaintiff seeks to enjoin the TRC Lawsuit Defendants from proceeding with or consummating the ATLS Merger unless and until TRC discloses the allegedly material omitted details. To the extent that the ATLS Merger is consummated before injunctive relief is granted, the TRC Plaintiff seeks to have the ATLS Merger rescinded. The TRC Plaintiff also seeks recissory damages and attorneys’ fees.

Only two of the TRC Lawsuit Defendants have been served at this time, these defendants’ date to answer, move to dismiss, or otherwise respond to the TRC Lawsuit is March 2, 2015. The remaining TRC Lawsuit Defendants’ date to answer, move to dismiss or otherwise respond to the TRC Lawsuit has not yet been set. Targa cannot predict the outcome of this or any other lawsuit that might be filed subsequent to the date of the filing of this Annual Report, nor can Targa or Atlas predict the amount of time and expense that will be required to resolve the TRC Lawsuit. To resolve this matter, Targa published supplemental disclosures on February 11, 2015 and the parties are currently working on settlement documentation.

Atlas Unitholder Litigation

Between October and December 2014, five public unitholders of APL (the “APL Plaintiffs”) filed putative class action lawsuits against APL, ATLS, Atlas Pipeline Partners GP, LLC, the general partner of APL (“APL GP”), its managers, TRC, the Partnership, the general partner and Trident MLP Merger Sub LLC (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma (the “Tulsa Lawsuit”); (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania, though the Tulsa Lawsuit has since been voluntarily dismissed. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation, Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). In October and November 2014, two public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, the “Atlas Lawsuit Plaintiffs”) filed putative class action lawsuits against ATLS, ATLS Energy GP, LLC, the general partner of ATLS (“ATLS GP”), its managers, TRC and Trident GP Merger Sub LLC (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, the “Atlas Lawsuit Defendants”). These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania (the “ATLS Lawsuits”). The ATLS Lawsuits have been consolidated as In re Atlas Energy, L.P. Unitholder Litigation, Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit” and, together with the Consolidated APL Lawsuit, the “Consolidated Atlas Lawsuits”), though the Kane lawsuit has since been voluntarily dismissed.

The Atlas Lawsuit Plaintiffs allege a variety of causes of action challenging the Atlas Mergers. Generally, the APL Plaintiffs allege that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) TRC, the Partnership, the general partner, Trident MLP Merger Sub LLC, APL, ATLS and APL GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The APL Plaintiffs further allege that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders. The APL Plaintiffs in the Consolidated APL Lawsuit also allege that the registration statement filed on November 19, 2014 fails, among other things, to disclose allegedly material details concerning (i) Stifel, Nicolaus & Company, Incorporated’s analysis of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions. Generally, the ATLS Plaintiffs allege that (a) ATLS GP’s directors have breached the covenant of good faith and/or their fiduciary duties and (b) Targa, Trident GP Merger Sub LLC, and ATLS have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The ATLS Plaintiffs further allege that (a) the premium offered to the ATLS unitholders is inadequate, (b) ATLS agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire ATLS, (c) ATLS GP’s directors favored their self-interests over the interests of the ATLS unitholders and (d) the registration statement fails to disclose allegedly material details concerning, among other things, (i) Wells Fargo Securities, LLC, Stifel, Nicolaus & Company, Incorporated, and Deutsche Bank Securities Inc.’s analyses of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions.

Based on these allegations, the Atlas Lawsuit Plaintiffs sought to enjoin the Atlas Lawsuit Defendants from proceeding with or consummating the Atlas Mergers unless and until APL and ATLS adopted and implemented processes to obtain the best possible terms for their respective unitholders. To the extent that the Atlas Mergers were consummated before injunctive relief was granted, the Atlas Lawsuit Plaintiffs sought to have the Atlas Mergers rescinded. The Atlas Lawsuit Plaintiffs also sought damages and seek attorneys’ fees.

The parties to the Consolidated Atlas Lawsuits agreed to settle the Consolidated Atlas Lawsuits on February 9, 2015. In general, the settlements provide that in consideration for the dismissal of the Consolidated Atlas Lawsuits, ATLS and APL will provide supplemental disclosures regarding the Atlas Mergers in a filing with the SEC on Form 8-K, which ATLS and APL did on February 11, 2015. The Atlas Lawsuit Defendants agreed to make such supplemental disclosures solely to avoid the uncertainty, risk, burden, and expense inherent in litigation and deny that any supplemental disclosure was or is required under any applicable rule, statute, regulation or law. The parties to the Consolidated Atlas Lawsuits are drafting settlement agreements and expect to seek court approval of the settlements.

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

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TRGP.” As of February 6, 2015, there were approximately 184 stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 6, 2015, there were 42,143,395 shares of common stock outstanding.

The following table sets forth the high and low sales prices of our common stock as reported by the NYSE and the amount of cash dividends declared for the periods indicated:

	Stock Prices		Dividends
Quarter Ended	High	Low	Declared
December 31, 2014	$139.99	$88.01	$0.77500
September 30, 2014	145.00	126.42	0.73250
June 30, 2014	160.97	99.30	0.69000
March 31, 2014	99.92	84.17	0.64750
December 31, 2013	89.74	72.24	0.60750
September 30, 2013	74.94	64.40	0.57000
June 30, 2013	69.43	60.01	0.53250
March 31, 2013	68.42	54.31	0.49500
December 31, 2012	53.38	45.74	0.45750
September 30, 2012	51.43	41.46	0.42250
June 30, 2012	49.91	39.89	0.39375
March 31, 2012	48.28	38.70	0.36500

Stock Performance Graph

The graph below compares the cumulative return to holders of Targa Resources Corp.'s common stock, the NYSE Composite Index (the “NYSE Index”) and the Alerian MLP Index (the “MLP Index”). The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock at $24.70 per share (the closing market price at the end of our first trading day), in the NYSE Index, and the MLP Index on December 7, 2010 (our first day of trading) and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

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

The Partnership’s Cash Distribution Policy

Under the Partnership’s partnership agreement, the term “available cash,” is defined, for any quarter, as the sum of all cash and cash equivalents on hand at the end of that quarter and all additional cash and cash equivalents on hand immediately prior to the date of the distribution of available cash resulting from borrowings for working capital purposes subsequent to the end of that quarter, less the amount of any cash reserves established by the general partner to:

•	provide for the proper conduct of the Partnership’s business including reserves for future capital expenditures and for anticipated future credit needs;

•	comply with applicable law or any loan agreements, security agreements, mortgages, debt instruments or other agreements; or

•	provide funds for distributions to the Partnership’s unitholders and to the general partner for any one or more of the upcoming four quarters.

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

The actual cash distributions paid by the Partnership to its partners occur within 45 days after the end of each quarter. Since the second quarter of 2007, the Partnership has increased its quarterly cash distribution 23 times. During that time period, the Partnership has increased its quarterly distribution by 140% from $0.3375 per common unit, or $1.35 on an annualized basis, to $0.81 per common unit, or $3.24 on an annualized basis.

For a discussion of restrictions on our and our subsidiaries’ ability to pay dividends or make distributions, please see Note 10 in our “Consolidated Financial Statements” beginning on page F-1 in this Form 10-K for more information.

Distributions from the Partnership and Dividends of TRC

We intend to pay dividends equal to the cash the Partnership distributes to us based on our ownership of Partnership securities, less the expenses of being a public company, other general and administrative expenses, federal income taxes, and reserves established by our board of directors.

The following table details the distributions declared and/or paid by the Partnership for the periods presented with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our shareholders for the same periods:

			Cash Distributions				Dividend	Total
For the Three Months Ended	Date Paid or to be Paid	Cash Distribution Per Limited Partner Unit	Limited Partner Units	General Partner Interest	IDRs	Distributions to Targa Resources Corp. (1)	Declared Per TRC Common Share	Dividend Declared to Common Shareholders

		(In millions, except per unit amounts)
2014
December 31, 2014	February 17, 2015	$0.8100	$10.5	$2.7	$38.4	$51.6	$0.77500	$32.8
September 30, 2014	November 14, 2014	0.7975	10.3	2.6	36.0	48.9	0.73250	31.0
June 30, 2014	August 14, 2014	0.7800	10.1	2.5	33.7	46.3	0.69000	29.2
March 31, 2014	May 15, 2014	0.7625	9.9	2.4	31.7	44.0	0.64750	27.4
2013
December 31, 2013	February 14, 2014	$0.7475	$9.7	$2.3	$29.5	$41.5	$0.60750	$25.6
September 30, 2013	November 14, 2013	0.7325	9.5	2.2	26.9	38.6	0.57000	24.1
June 30, 2013	August 14, 2013	0.7150	9.3	2.0	24.6	35.9	0.53250	22.5
March 31, 2013	May 15, 2013	0.6975	9.0	1.9	22.1	33.0	0.49500	21.0
2012
December 31, 2012	February 14, 2013	$0.6800	$8.8	$1.8	$20.1	$30.7	$0.45750	$19.4
September 30, 2012	November 14, 2012	0.6625	8.6	1.5	16.1	26.2	0.42250	18.0
June 30, 2012	August 14, 2012	0.6425	8.3	1.5	14.4	24.2	0.39375	16.7
March 31, 2012	May 15, 2012	0.6225	8.1	1.4	12.7	22.2	0.36500	15.5

(1)	Distributions to us comprise amounts attributable to our (i) limited partner units, (ii) general partner units and (iii) IDRs.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers.

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
February 1, 2014 - February 28, 2014	8,113	$96.52	-	-
August 1, 2014 - August 31, 2014	13,855	133.55	-	-

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

Item 6.	Selected Financial Data.

The following table presents selected historical consolidated financial and operating data of Targa Resources Corp. for the periods ended, and as of, the dates indicated. We derived this information from our historical “Consolidated Financial Statements” and accompanying notes. This information should be read together with, and is qualified in its entirety, by reference to those financial statements and notes in this Annual Report.

	2014	2013	2012	2011	2010

	(In millions, except per share amounts)
Statement of operations data:
Revenues	$8,616.5	$6,314.7	$5,679.0	$6,843.2	$5,391.0
Income from operations	640.5	368.2	336.3	351.1	196.1
Net income	423.0	201.3	159.3	215.4	63.3
Net income (loss) attributable to Targa Resources Corp.	102.3	65.1	38.1	30.7	(15.0)
Dividends on Series B preferred stock	-	-	-	-	(9.5)
Net income (loss) available to common shareholders	102.3	65.1	38.1	30.7	(202.3)
Net income (loss) per common share - basic	2.44	1.56	0.93	0.75	(30.94)
Net income (loss) per common share - diluted	2.43	1.55	0.91	0.74	(30.94)
Balance sheet data (at end of period):
Total assets	$6,453.5	$6,048.6	$5,105.0	$3,831.0	$3,393.8
Long-term debt	2,885.4	2,989.3	2,475.3	1,567.0	1,534.7
Other:
Dividends declared per share	$2.8425	$2.2050	$1.6388	$1.2063	$0.0616
Dividends paid on series B preferred shares	$-	$-	$-	$-	$238.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary business objective is to increase our cash available for dividends to our stockholders by assisting the Partnership in executing its business strategy. We may potentially facilitate the Partnership’s growth through various forms of financial support, including, but not limited to, modifying the Partnership’s IDRs, exercising the Partnership’s IDR reset provision contained in its partnership agreement, making loans, making capital contributions in exchange for yielding or non-yielding equity interests or providing other financial support to the Partnership to support its ability to make distributions. We also may potentially enter into other economic transactions intended to increase our ability to make cash available for dividends over time. In addition, we may potentially acquire assets that could be candidates for acquisition by the Partnership, potentially after operational or commercial improvement or further development.

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

The Partnership files its own separate Annual Report. The financial results presented in our consolidated financial statements will differ from the consolidated financial statements of the Partnership primarily due to the effects of:

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

The Partnership’s Gathering and Processing division includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities and assets used for crude oil gathering and terminaling. The Field Gathering and Processing segment's assets are located in North Texas, the Permian Basin of West Texas and Southeast New Mexico and in North Dakota. The Coastal Gathering and Processing segment's assets are located in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

The Partnership’s Logistics and Marketing division is also referred to as its Downstream Business. The Partnership’s Downstream Business includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, the storage and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses including services to LPG exporters.  It also includes certain natural gas supply and marketing activities in support of the Partnership’s other operations, as well as transporting natural gas and NGLs.

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

Other contains the results of the Partnership’s commodity hedging activities included in operating margin and the mark-to-market gains/losses that did not receive designation as cash-flow hedges.

2014 Developments

Logistics and Marketing Segment Expansion

International Exports

In September 2013, the Partnership commissioned Phase I of the international export expansion project, which includes its facilities at Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas. Phase I of this project expanded the Partnership’s export capability to approximately 3.5 to 4 MMBbl per month of propane and/or butane. Included in the Partnership’s Phase I expansion is the capability to export international grade low ethane propane. With the completion of Phase I, the Partnership’s capabilities expanded to include loading VLGC vessels in addition to the small and medium-sized vessels that the Partnership previously loaded for export.

As part of Phase II of this project during 2014, the Partnership added incremental capacity and operational efficiencies with the addition of refrigeration, another dock, a new pipeline between Mont Belvieu and Galena Park and a de-ethanizer that increased the effective capacity to 7.0 MMBbl per month. The total cost of the Partnership’s international export expansion project was approximately $480 million.

Condensate Splitter or Alternate Project

On March 31, 2014, the Partnership announced the approval to construct a condensate splitter at its Channelview Terminal on the Houston Ship Channel. The condensate splitter was supported by a long-term fee-based arrangement with Noble Americas Corp., a subsidiary of Noble Group Ltd. The initial project would have the capability to split approximately 35 MBbl/d of condensate into its various components, including naptha, kerosene, gas oil, jet fuel and liquefied petroleum gas, and will provide segregated storage for the condensate and components.

Effective December 31, 2014, the Partnership and Noble agreed to modify the existing arrangements to build (i) a new terminal with significant storage capacity at Patriot; or (ii) a condensate splitter at Channelview with modified timing; or (iii) potentially both projects. The Partnership and Noble are evaluating these alternatives including final capabilities, capacities and capital costs. The modifications to the previous arrangements provide for the Partnership to receive an upfront payment and an enhanced economic benefit over time. The projects are now expected to be completed by the end of 2016 or 2017, depending on final project scope and on permitting.

CBF Train 5

In July 2014, the Partnership approved construction of a 100 MBbl/d fractionation expansion in Mont Belvieu, Texas. The 100 MBbl/d expansion will be fully integrated with its existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as the Partnership’s LPG export terminal at Galena Park, Texas on the Houston Ship Channel. All environmental and internal approvals required to commence construction of the expansion are in place, and construction is underway and the Partnership expects completion of construction in mid-2016. Construction of the expansion will proceed without disruption to existing operations, and the Partnership estimates that total capital expenditures for the expansion and the related infrastructure enhancements at Mont Belvieu should be approximately $385 million.

Field Gathering and Processing Segment Expansion

Badlands

During 2013, the Partnership invested approximately $250 million to expand its gathering and processing business in the Williston Basin, North Dakota assets. The Partnership increased its crude gathering and natural gas gathering operations substantially with the addition of pipelines and associated facilities and added an additional 20 MMcf/d natural gas processing plant. During 2014, the Partnership invested approximately $165 million for further expansion of this business, including an additional cryogenic processing plant.

North Texas and SAOU

In May 2014, the Partnership commenced commercial operations of the 200 MMcf/d cryogenic Longhorn processing plant in North Texas, and in June 2014, the Partnership commenced commercial operations of the 200 MMcf/d cryogenic High Plains processing plant in the Permian Basin. We believe these plants will enable North Texas and SAOU to meet increasing production from continued producer activity in North Texas and the eastern side of the Permian Basin.

Growth Investments in the Permian and Williston Basins

In October 2014, the Partnership announced that it intends to build a new 300 MMcf/d cryogenic processing plant with an anticipated start-up in early 2016. This plan will also include related gathering and compression infrastructure in the Delaware Basin of Winkler Country, Texas, west of the Partnership’s existing Sand Hills gas processing plant.

In October 2014, the Partnership also announced  that it intends to build a new 200 MMcf/d cryogenic processing plant to be located in McKenzie County, North Dakota with an anticipated start-up in 2016.

Given the significant decrease in commodity prices and expected reductions in producer activity since those announcements, the Partnership is reevaluating the capacity and expected timing for both of these projects.

In the current market environment, we are actively monitoring producer responses to changes in the commodity price environment and will continue to adjust our growth capital expenditure programs to meet expected producer requirements.
Additionally, the Partnership expects to have other growth capital expenditures in 2015 related to the continued build out of its gathering and processing systems and logistics capabilities.

Pending Atlas Mergers

On October 13, 2014, we and the Partnership announced two proposed merger transactions which would result in the Partnership’s acquisition of Atlas Pipeline Partners, L.P (APL), a Delaware limited partnership, and the Targa acquisition of Atlas Energy, L.P. (ATLS), a Delaware limited partnership, which owns the APL general partner. Upon consummation of these mergers, Targa would relinquish all APL ownership interests and merge the APL general partner into the Partnership. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of Targa’s stock issuance in connection with the ATLS Merger by Targa’s stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas; a provider of natural gas gathering services in the Appalachian Basin in the northeastern region of the United States and a provider of NGL transportation services in the southwestern region of the United States.

Strategic Rationale:

We believe that the combination of Targa Resources Partners and APL creates a premier midstream franchise with increased scale and geographic diversity, and creates one of the largest diversified MLPs on an enterprise value basis.

•	The acquisitions add the Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast gathering and processing operations.

•	Combined position across the Permian Basin enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,300 miles of pipelines.

•	Strong growth outlook with significant announced combined organic growth capital expenditures.

•	Growing NGL production from gathering and processing business supports the Partnership’s leading NGL fractionation and export position.

•	Enhances credit profile and results in an estimated 60-70% pro forma fee-based margin.

•	Underlying growth in the businesses drives incrementally higher distribution and dividend growth.

Please see Note 4 to the “Consolidated Financial Statements” beginning on page F-1 of this Annual Report.

Accounts Receivable Securitization Facility

The Securitization Facility provides up to $300.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 11, 2015. Under the Securitization Facility, two of the Partnership’s consolidated subsidiaries (Targa Liquids Marketing and Trade LLC (“TLMT”) and Targa Gas Marketing LLC (“TGM”)) sell or contribute receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT, TGM or the Partnership. Any excess receivables are eligible to satisfy the claims of creditors of TLMT, TGM or the Partnership. As of December 31, 2014, total funding under the Securitization Facility was $182.8 million.

Other Financing Activities

On July 21, 2014, Standard & Poor's Ratings Services (“S&P”) raised the Partnership’s corporate credit rating to 'BB+' from 'BB' and raised the Partnership’s credit rating on its senior unsecured notes to 'BB+' from 'BB'.

On September 9, 2014, Moody’s Investors Service (“Moody’s”) raised the Partnership’s corporate credit rating to ‘Ba1’ from ‘Ba2’ and raised the Partnership’s credit rating on its senior unsecured notes to ‘Ba2’ from ‘Ba3’.

On October 13, 2014, in conjunction with the announced agreements to acquire APL and ATLS, S&P placed the Partnership’s 'BB+' corporate credit and senior unsecured debt ratings on CreditWatch with positive implications. Also on October 14, 2014, Moody's affirmed the Partnership’s Ba1 Corporate Family Rating and Ba2 senior unsecured note rating.

In October 2014, the Partnership privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and the Partnership’s Securitization Facility and for general partnership purposes.

In November 2014, the Partnership redeemed its outstanding 7⅞% Senior Notes due 2018 (the “7⅞% Notes”) paying $259.8 million plus accrued interest per the terms of the note agreement to redeem the outstanding balance of the 7⅞% Notes. The redemption resulted in a $12.4 million loss on debt redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

In July 2013, the Partnership filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows the Partnership to issue up to an aggregate of $800 million of debt or equity securities (the “July 2013 Shelf”). In August 2013, the Partnership entered into an Equity Distribution Agreement under the July 2013 Shelf (the “August 2013 EDA”), pursuant to which the Partnership may sell through its sales agents, at its option, up to an aggregate of $400 million of the Partnership common units.  In May 2014, the Partnership entered into an additional Equity Distribution Agreement under the July 2013 Shelf (the “May 2014 EDA”), pursuant to which the Partnership may sell through its sales agents, at its option, up to an aggregate of $400 million of the Partnership common units.

During 2014, pursuant to the August 2013 EDA and the May 2014 EDA, the Partnership issued a total of 7,175,096 common units representing total net proceeds of $408.4 million (net of commissions up to 1% of gross proceeds to the Partnership’s sales agent), which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. We contributed $8.4 million to the Partnership to maintain our 2% general partner interest during this period, of which $1.0 million was settled in January 2015.

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

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), with an effective date of November 18, 2014. The amendment provides an acquired entity the option to apply push-down accounting in its separate financial statements when a change-in-control event occurs.

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

Commodity Prices

The following table presents selected annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

Average Quarterly & Annual Prices	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2014
4th Quarter	$4.04	$0.63	$73.12
3rd Quarter	4.07	0.84	97.21
2nd Quarter	4.68	0.88	102.98
1st Quarter	4.95	0.98	98.62
2014 Average	4.43	0.83	92.99

2013
4th Quarter	$3.61	$0.92	$97.50
3rd Quarter	3.58	0.86	105.82
2nd Quarter	4.10	0.81	94.23
1st Quarter	3.34	0.86	94.35
2013 Average	3.65	0.86	97.98

2012
4th Quarter	$3.41	$0.88	$88.23
3rd Quarter	2.80	0.86	92.20
2nd Quarter	2.21	0.94	93.35
1st Quarter	2.72	1.18	103.03
2012 Average	2.79	0.97	94.20

(1)	Natural gas prices are based on average quarterly and annual prices from Henry Hub I-FERC commercial index prices.
(2)	NGL prices are based on quarterly weighted average prices and annual averages of prices from Mont Belvieu Non-TET monthly commercial index prices. Illustrative Targa NGL contains 44% ethane, 30% propane, 11% natural gasoline, 5% isobutane and 10% normal butane.
(3)	Crude oil prices are based on quarterly weighted average prices and annual averages of daily prices from West Texas Intermediate commercial index prices as measured on the NYMEX.

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

Contract terms in the Gathering and Processing division are based upon a variety of factors, including natural gas and crude quality, geographic location, competitive dynamics and the pricing environment at the time the contract is executed, and customer requirements. The Partnership’s gathering and processing contract mix and, accordingly, their exposure to crude, natural gas and NGL prices may change as a result of producer preferences, competition and changes in production as wells decline at different rates or are added, their expansion into regions where different types of contracts are more common and other market factors. For example, the Partnership’s Badlands crude oil and natural gas contracts are essentially 100% fee-based.

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

Impact of the Partnership’s Commodity Price Hedging Activities

The Partnership has hedged the commodity price risk associated with a portion of its expected natural gas and condensate equity volumes through 2017 and NGL equity volumes through 2015 by entering into financially settled derivative transactions. Historically, these transactions have included both swaps and purchased puts (or floors). The primary purpose of its commodity risk management activities is to hedge its exposure to price risk and to mitigate the impact of fluctuations in commodity prices on cash flow. The Partnership also actively manages the Downstream Business product inventory and other working capital levels to reduce exposure to changing NGL prices. For additional information regarding the Partnership’s hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

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

Demand for the Partnership’s Services

Fluctuations in energy prices can affect production rates and investments by third parties in the development of oil and natural gas reserves. Generally, drilling and production activity will increase as energy prices increase. The recent substantial decline in oil, condensate, NGL and natural gas prices has led many exploration and production companies to reduce planned capital expenditures for drilling and production activities during 2015. In the Partnership’s Field Gathering and Processing areas of operation, producers are likely to reduce their drilling activity to varying degrees, which may lead to lower oil, condensate, NGL and natural gas volume growth in the near term and reduced demand for the Partnership’s services. Producer activity generates demand in the Partnership’s Downstream Business for fractionation and other fee-based services, which may decrease in the near term. As prices have declined, demand for the Partnership’s international export, storage and terminaling services has remained relatively constant, as demand for these services is based on a number of domestic and international factors.

Commodity Prices

There has been, and we believe there will continue to be, significant volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. In addition, the volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to the Partnership’s systems.

The Partnership’s operating income generally improves in an environment of higher natural gas, NGL and condensate prices, primarily as a result of its percent-of-proceeds contracts. The Partnership’s processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate. Pricing and supply are beyond its control and have been volatile. In a declining commodity price environment, without taking into account the Partnership’s hedges, the Partnership will realize a reduction in cash flows under its percent-of-proceeds contracts proportionate to average price declines. Due to the recent volatility in commodity prices, we are uncertain of what pricing and market demand for oil, condensate, NGLs and natural gas will be throughout 2015, and, as a result, demand for the services that we provide may decrease. Across the Partnership’s operations and particularly in the Partnership’s Downstream Business, the Partnership benefits from long-term fee-based arrangements for its services, regardless of the actual volumes processed or delivered. The significant level of margin we derive from fee-based arrangements combined with the Partnership’s hedging arrangements helps to mitigate the Partnership’s exposure to commodity price movements. For additional information regarding the Partnership’s hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Volatile Capital Markets

The Partnership is dependent on its abilities to access the equity and debt capital markets in order to fund acquisitions and expansion expenditures. Global financial markets have been, and are expected to continue to be, volatile and disrupted and weak economic conditions may cause a significant decline in commodity prices. As a result, we and the Partnership may be unable to raise equity or debt capital on satisfactory terms, or at all, which may negatively impact the timing and extent to which we and the Partnership execute growth plans. Prolonged periods of low commodity prices or volatile capital markets may impact our and the Partnership’s ability or willingness to enter into new hedges, fund organic growth, connect to new supplies of natural gas, execute acquisitions or implement expansion capital expenditures.

Increased Regulation

Additional regulation in various areas has the potential to materially impact the Partnership’s operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers may cause reductions in supplies of natural gas, NGLs, and crude oil from producers. Please read “Item 1A. Risk Factors—Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact the Partnership’s revenues by decreasing the volumes of natural gas, NGLs or crude oil through its facilities and reducing the utilization of its assets.” Similarly, the forthcoming rules and regulations of the CFTC may limit the Partnership’s ability or increase the cost to use derivatives, which could create more volatility and less predictability in its results of operations.

How We Evaluate Our Operations

Our consolidated operations include the operations of the Partnership due to our ownership and control of the general partner. We currently have no direct operating activities separate from those conducted by the Partnership. Our financial results differ from the Partnership’s due to the financial effects of: noncontrolling interests in the Partnership, our separate debt obligations, certain non-operating costs associated with assets and liabilities that we retained and were not included in asset conveyances to the Partnership, and certain general and administrative costs applicable to us as a separate public company. We monitor these non-partnership financial items to ensure proper reflection of the Partnership and Non-Partnership results.

Distributable Cash Flow

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

	2014	2013	2012
	(In millions)
Reconciliation of Net Income of Targa Resources Corp. to Distributable Cash Flow
Net income of Targa Resources Corp.	$423.0	$201.3	$159.3
Less: Net income of Targa Resources Partners LP	(505.1)	(258.6)	(203.2)
Net loss for TRC Non-Partnership	(82.1)	(57.3)	(43.9)
TRC Non-Partnership income tax expense	63.2	45.3	32.7
Distributions from the Partnership	190.8	149.0	103.3
Non-cash loss (gain) on hedges	-	0.3	(2.2)
Loss on debt redemptions and amendments	-	-	0.2
Depreciation - Non-Partnership assets	4.5	0.3	0.3
Current cash tax expense (1)	(63.5)	(31.0)	(20.8)
Taxes funded with cash on hand (2)	11.8	10.0	8.7
Distributable cash flow	$124.7	$116.6	$78.3

(1)	Excludes $4.7 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop down gains realized for tax purposes and paid in 2010 for the years ended December 31, 2014, 2013 and 2012.
(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop down transactions that were treated as sales for income tax purposes.

	2014	2013	2012
	(In millions)
Targa Resources Corp. Distributable Cash Flow
Distributions declared by Targa Resources Partners LP associated with:
General Partner Interests	$10.2	$8.4	$6.2
Incentive Distribution Rights	139.8	103.1	63.3
Common Units	40.8	37.5	33.8
Total distributions declared by Targa Resources Partners LP	190.8	149.0	103.3
Income (expenses) of TRC Non-Partnership
General and administrative expenses	(8.2)	(8.4)	(8.2)
Interest expense, net	(3.3)	(3.1)	(4.0)
Current cash tax expense (1)	(63.5)	(31.0)	(20.8)
Taxes funded with cash on hand (2)	11.8	10.0	8.7
Other income (expense)	(2.9)	0.1	(0.7)
Distributable cash flow	$124.7	$116.6	$78.3

(1)	Excludes $4.7 million of non-cash current tax expense arising from amortization of deferred long-term tax assets from drop down gains realized for tax purposes and paid in 2010 for the years ended December 31, 2014, 2013 and 2012.
(2)	Current period portion of amount established at our IPO to fund taxes on deferred gains related to drop down transactions that were treated as sales for income tax purposes.

How We Evaluate the Partnership’s Operations

The Partnership’s profitability of its business segments is a function of the difference between: (i) the revenues the Partnership receives from its operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate the Partnership sells, and (ii) the costs associated with conducting the Partnership’s operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that the Partnership purchases as well as operating, general and administrative costs and the impact of commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in the Partnership’s revenues alone are not necessarily indicative of increases or decreases in its profitability. The Partnership’s contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs and the volumes of crude oil, natural gas and NGL throughput on its systems are important factors in determining its profitability. The Partnership’s profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for its products and services, utilization of its assets and changes in its customer mix.

The Partnership’s profitability is also impacted by fee-based revenues. The Partnership’s growth strategy, based on expansion of existing facilities as well as third-party acquisitions of businesses and assets, has increased the percentage of our revenues that are fee-based. Fixed fees for services such as fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities.

Management uses a variety of financial measures and operational measurements to analyze the Partnership’s performance. These include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses, (3) capital expenditures and (4) the following non-GAAP measures: gross margin, operating margin, adjusted EBITDA and distributable cash flow.

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

Capital Expenditures

Capital projects associated with growth and maintenance projects are closely monitored. Return on investment is analyzed before a capital project is approved, spending is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approval. The Partnership has seen a substantial increase in its total capital spent since 2010 and currently has significant internal growth projects.

Gross Margin

The Partnership defines gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as by the Partnership’s contract mix and commodity hedging program. The Partnership defines Gathering and Processing gross margin as total operating revenues from (1) the sale of natural gas, condensate, crude oil and NGLs and (2) natural gas and crude oil gathering and service fee revenues less product purchases, which consist primarily of producer payments and other natural gas and crude oil purchases. Logistics Assets gross margin consists primarily of service fee revenue. Gross margin for Marketing and Distribution equals total revenue from service fees, NGL and natural gas sales, less cost of sales, which consists primarily of NGL and natural gas purchases, transportation costs and changes in inventory valuation. The gross margin impacts of cash flow hedge settlements are reported in Other.

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

Adjusted EBITDA

The Partnership defines Adjusted EBITDA as net income attributable to Targa Resources Partners LP before: interest; income taxes; depreciation and amortization; gains or losses on debt repurchases and redemptions, early debt extinguishments and asset disposals; non-cash risk management activities related to derivative instruments; changes in the fair value of the Badlands acquisition contingent consideration; non-cash compensation on Partnership equity grants and the non-controlling interest portion of depreciation and amortization expenses. Adjusted EBITDA is used as a supplemental financial measure by the Partnership and by external users of its financial statements such as investors, commercial banks and others. The economic substance behind the Partnership’s use of Adjusted EBITDA is to measure the ability of its assets to generate cash sufficient to pay interest costs, support its indebtedness and make distributions to its investors.

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

Distributable Cash Flow

The Partnership defines distributable cash flow as net income attributable to Targa Resources Partners LP plus depreciation and amortization, deferred taxes and amortization of debt issue costs included in interest expense, adjusted for non-cash risk management activities related to derivative instruments, debt repurchases and redemptions, early debt extinguishments, non-cash compensation on Partnership equity grants and asset disposals, less maintenance capital expenditures (net of any reimbursements of project costs) and changes in the fair value of the Badlands acquisition contingent consideration. This measure includes any impact of noncontrolling interests.

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

Non-GAAP Financial Measures of the Partnership

The following tables reconcile the non-GAAP financial measures of the Partnership used by management to the most directly comparable GAAP measures for the periods indicated:

	2014	2013	2012
	(In millions)
Reconciliation of Targa Resources Partners LP gross margin and operating margin to net income:
Gross margin	$1,569.6	$1,177.7	$1,004.7
Operating expenses	(433.0)	(376.2)	(313.0)
Operating margin	1,136.6	801.5	691.7
Depreciation and amortization expenses	(346.5)	(271.6)	(197.3)
General and administrative expenses	(139.8)	(143.1)	(131.6)
Interest expense, net	(143.8)	(131.0)	(116.8)
Income tax expense	(4.8)	(2.9)	(4.2)
Gain (loss) on sale or disposition of assets	4.8	(3.9)	(15.6)
Loss on debt redemptions and amendments	(12.4)	(14.7)	(12.8)
Change in contingent consideration	-	15.3	-
Other, net	11.0	9.0	(10.2)
Net income	$505.1	$258.6	$203.2

	2014	2013	2012

	(In millions)
Reconciliation of net cash provided by Targa Resources Partners LP operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$838.5	$411.4	$465.4
Net income attributable to noncontrolling interests	(37.4)	(25.1)	(28.6)
Interest expense	143.8	131.0	116.8
Non-cash interest expense, net (1)	(11.2)	(15.5)	(17.6)
Current income tax expense	3.2	2.0	2.5
Other (2)	(18.4)	(13.7)	(15.6)
Changes in operating assets and liabilities which used (provided) cash:
Accounts receivable and other assets	(58.6)	230.3	(96.1)
Accounts payable and other liabilities	110.4	(85.2)	91.7
Targa Resources Partners LP Adjusted EBITDA	$970.3	$635.2	$518.5

(1)	Includes amortization of debt issuance costs, discount and premium.
(2)	Includes equity earnings from unconsolidated investments – net of distributions, accretion expense associated with asset retirement obligations and noncontrolling interest portion of depreciation and amortization expenses.

	2014	2013	2012

	(In millions)
Reconciliation of Net Income of Targa Resources Partners LP to Adjusted EBITDA:
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6
Interest expense, net	143.8	131.0	116.8
Income tax expense	4.8	2.9	4.2
Depreciation and amortization expenses	346.5	271.6	197.3
(Gain) loss on sale or disposition of assets	(4.8)	3.9	15.6
Loss on debt redemptions and amendments	12.4	14.7	12.8
Change in contingent consideration	-	(15.3)	-
Compensation on TRP equity grants (1)	9.2	6.0	3.5
Non-cash risk management activities	4.7	(0.5)	5.4
Noncontrolling interests adjustment (2)	(14.0)	(12.6)	(11.8)
Targa Resources Partners LP Adjusted EBITDA	$970.3	$635.2	$518.5

(1)	The definition of Adjusted EBITDA was changed in 2014 to exclude non-cash compensation on equity grants.
(2)	Noncontrolling interest portion of depreciation and amortization expenses.

	2014	2013	2012

	(In millions)
Reconciliation of net income of Targa Resources Partners LP to Distributable Cash flow:
Net income attributable to Targa Resources Partners LP	$467.7	$233.5	$174.6
Depreciation and amortization expenses	346.5	271.6	197.3
Deferred income tax expense	1.6	0.9	1.7
Non-cash interest expense, net (1)	11.2	15.5	17.6
Loss on debt redemptions and amendments	12.4	14.7	12.8
Change in contingent consideration	-	(15.3)	-
(Gain) loss on sale or disposition of assets	(4.8)	3.9	15.6
Compensation on TRP equity grants	9.2	6.0	3.6
Non-cash risk management activities	4.7	(0.5)	5.4
Maintenance capital expenditures	(79.1)	(79.9)	(67.6)
Other (2)	(6.2)	(4.1)	(3.5)
Targa Resources Partners LP distributable cash flow	$763.2	$446.3	$357.5

(1)	Includes amortization of debt issuance costs, discount and premium.
(2)	Includes the noncontrolling interests portion of maintenance capital expenditures, depreciation and amortization expenses.

Financial Information – Partnership versus Non-Partnership

As a supplement to the financial statements included in this Annual Report, we present the following tables, which segregate our Consolidated Balance Sheets, results of operations and statement of cash flows between Partnership and Non-Partnership activities. Partnership results are presented the same basis reported in the Partnership’s Annual Report on Form 10-K. Except when otherwise noted, the remainder of this management’s discussion and analysis refers to these disaggregated results.

Balance Sheets – Partnership versus Non-Partnership

	December 31, 2014			December 31, 2013
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents (1)	$81.0	$72.3	$8.7	$66.7	$57.5	$9.2
Trade receivables, net	567.3	566.8	0.5	658.8	658.6	0.2
Inventory	168.9	168.9	-	150.7	150.7	-
Deferred income taxes	0.1	-	0.1	0.1	-	0.1
Assets from risk management activities	44.4	44.4	-	2.0	2.0	-
Other current assets (1)	20.9	3.8	17.1	18.9	7.1	11.8
Total current assets	882.6	856.2	26.4	897.2	875.9	21.3
Property, plant and equipment, at cost (3)	6,521.1	6,514.3	6.8	5,758.4	5,751.6	6.8
Accumulated depreciation	(1,696.5)	(1,689.7)	(6.8)	(1,408.5)	(1,406.2)	(2.3)
Property, plant and equipment, net (3)	4,824.6	4,824.6	-	4,349.9	4,345.4	4.5
Intangible assets, net	591.9	591.9	-	653.4	653.4	-
Long-term assets from risk management activities	15.8	15.8	-	3.1	3.1	-
Other long-term assets (2)	138.6	88.7	49.9	145.0	93.6	51.4
Total assets	$6,453.5	$6,377.2	$76.3	$6,048.6	$5,971.4	$77.2

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (4)	$638.5	$592.7	$45.8	$761.8	$721.2	$40.6
Affiliate payable (receivable) (5)	-	53.2	(53.2)	-	52.4	(52.4)
Accounts receivable securitization facility	182.8	182.8	-	-	-	-
Deferred income taxes (6)	0.6	-	0.6	0.6	-	0.6
Liabilities from risk management activities	5.2	5.2	-	8.0	8.0	-
Total current liabilities	827.1	833.9	(6.8)	770.4	781.6	(11.2)
Long-term debt	2,885.4	2,783.4	102.0	2,989.3	2,905.3	84.0
Long-term liabilities from risk management activities	-	-	-	1.4	1.4	-
Deferred income taxes (6)	138.2	13.7	124.5	135.5	12.1	123.4
Other long-term liabilities (7)	63.3	57.8	5.5	60.7	52.6	8.1
Total liabilities	3,914.0	3,688.8	225.2	3,957.3	3,753.0	204.3
Total owners' equity	2,539.5	2,688.4	(148.9)	2,091.3	2,218.4	(127.1)
Total liabilities and owners' equity	$6,453.5	$6,377.2	$76.3	$6,048.6	$5,971.4	$77.2

The major Non-Partnership balance sheet items relate to:
(1)	Corporate assets consisting of cash and prepaid insurance.
(2)	Long-term prepaid tax assets primarily related to gains on 2010 drop-down transactions recognized as sales of assets for tax purposes.
(3)	Assets excluded from drop-down transactions were fully depreciated in 2014.
(4)	Accrued current liabilities related to payroll and incentive compensation plans and taxes payable.
(5)	Receivable related to intercompany billings arising from our providing management, commercial, operational, financial and administrative services to the Partnership.
(6)	Current and long-term deferred income tax balances.
(7)	Long-term liabilities related to TRC incentive compensation plans and deferred rent related to the headquarters’ office lease.

Results of Operations – Partnership versus Non-Partnership

	Year Ended December 31,
	2014			2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership

	(In millions)
Revenues (1)	$8,616.5	$8,616.5	$-	$6,314.7	$6,314.9	$(0.2)	$5,679.0	$5,676.9	$2.1
Costs and Expenses:
Product purchases	7,046.9	7,046.9	-	5,137.2	5,137.2	-	4,672.3	4,672.2	0.1
Operating expenses	433.1	433.0	0.1	376.3	376.2	0.1	313.1	313.0	0.1
Depreciation and amortization (2)	351.0	346.5	4.5	271.9	271.6	0.3	197.6	197.3	0.3
General and administrative (3)	148.0	139.8	8.2	151.5	143.1	8.4	139.8	131.6	8.2
Other operating (income) expense	(3.0)	(3.0)	-	9.6	9.6	-	19.9	19.9	-
Income (loss) from operations	640.5	653.3	(12.8)	368.2	377.2	(9.0)	336.3	342.9	(6.6)
Other income (expense):
Interest expense, net - third party (4)	(147.1)	(143.8)	(3.3)	(134.1)	(131.0)	(3.1)	(120.8)	(116.8)	(4.0)
Equity earnings	18.0	18.0	-	14.8	14.8	-	1.9	1.9	-
Loss on debt redemptions and amendments	(12.4)	(12.4)	-	(14.7)	(14.7)	-	(12.8)	(12.8)	-
Other income (expense) (5)	(8.0)	(5.2)	(2.8)	15.3	15.2	0.1	(8.4)	(7.8)	(0.6)
Income (loss) before income taxes	491.0	509.9	(18.9)	249.5	261.5	(12.0)	196.2	207.4	(11.2)
Income tax expense (6)	(68.0)	(4.8)	(63.2)	(48.2)	(2.9)	(45.3)	(36.9)	(4.2)	(32.7)
Net income (loss)	423.0	505.1	(82.1)	201.3	258.6	(57.3)	159.3	203.2	(43.9)
Less: Net income attributable to noncontrolling interests (7)	320.7	37.4	283.3	136.2	25.1	111.1	121.2	28.6	92.6
Net income (loss) after noncontrolling interests	$102.3	$467.7	$(365.4)	$65.1	$233.5	$(168.4)	$38.1	$174.6	$(136.5)

The major Non-Partnership results of operations relate to:
(1)	Amortization of AOCI related to Versado hedges dropped down to the Partnership, and AOCI related to terminated hedges (fully amortized during 2013).
(2)	Depreciation on assets excluded from drop-down transactions (fully depreciated in 2014).
(3)	General and administrative expenses retained by TRC related to its status as a public entity.
(4)	Interest expense related to TRC debt obligations.
(5)	Legal and merger costs incurred in 2014 related to TRC pending the Atlas Mergers.
(6)	Federal and state income taxes.
(7)	Noncontrolling interests in the net income of the Partnership.

Statements of Cash Flows – Partnership versus Non-Partnership

	Year Ended December 31,
	2014			2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
Cash flows from operating activities
Net income (loss)	$423.0	$505.1	$(82.1)	$201.3	$258.6	$(57.3)	$159.3	$203.2	$(43.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense (1)	11.8	11.2	0.6	15.9	15.5	0.4	18.2	17.6	0.6
Compensation on equity grants (2)	14.3	9.2	5.1	13.2	6.0	7.2	17.5	3.6	13.9
Depreciation and amortization expense (3)	351.0	346.5	4.5	271.9	271.6	0.3	197.6	197.3	0.3
Accretion of asset retirement obligations	4.5	4.4	0.1	4.0	3.9	0.1	4.0	3.9	0.1
Deferred income tax expense (4)	(4.4)	1.6	(6.0)	5.4	0.9	4.5	9.0	1.7	7.3
Equity earnings, net of distributions	-	-	-	(2.8)	(2.8)	-	-	-	-
Risk management activities (5)	4.7	4.7	-	(0.3)	(0.5)	0.2	3.6	5.3	(1.7)
(Gain) loss on sale of assets	(4.8)	(4.8)	-	3.9	3.9	-	15.6	15.6	-
Loss on debt redemptions and amendments	12.4	12.4	-	14.7	14.7	-	12.8	12.8	-
Changes in operating assets and liabilities (6)	(50.7)	(51.8)	1.1	(144.5)	(160.4)	15.9	(9.4)	4.4	(13.8)
Net cash provided by (used in) operating activities	761.8	838.5	(76.7)	382.7	411.4	(28.7)	428.2	465.4	(37.2)
Cash flows from investing activities
Outlays for property, plant and equipment (3)	(762.2)	(762.2)	-	(1,013.6)	(1,013.6)	-	(582.7)	(582.3)	(0.4)
Business acquisitions, net of cash acquired	-	-	-	-	-	-	(996.2)	(996.2)	-
Purchase of materials and supplies	-	-	-	(17.7)	(17.7)	-	-	-	-
Investment in unconsolidated affiliate	-	-	-	-	-	-	(16.8)	(16.8)	-
Return of capital from unconsolidated affiliate	5.7	5.7	-	-	-	-	0.5	0.5	-
Other, net	5.1	5.1	-	5.0	5.0	-	4.5	1.0	3.5
Net cash used in investing activities	(751.4)	(751.4)	-	(1,026.3)	(1,026.3)	-	(1,590.7)	(1,593.8)	3.1
Cash flows from financing activities
Loan Facilities - Partnership:
Borrowings	2,400.0	2,400.0	-	2,238.0	2,238.0	-	2,595.0	2,595.0	-
Repayments	(2,254.8)	(2,254.8)	-	(2,021.2)	(2,021.2)	-	(1,690.7)	(1,690.7)	-
Accounts receivable securitization facility - Partnership
Borrowings	381.9	381.9	-	373.3	373.3	-	-	-	-
Repayments	(478.8)	(478.8)	-	(93.6)	(93.6)	-	-	-	-
Loan Facilities - Non-Partnership:
Borrowings (1)	92.0	-	92.0	65.0	-	65.0	90.0	-	90.0
Repayments (1)	(74.0)	-	(74.0)	(63.0)	-	(63.0)	(96.8)	-	(96.8)
Costs incurred in connection with financing arrangements	(14.3)	(14.0)	(0.3)	(15.3)	(15.3)	-	(36.6)	(35.7)	(0.9)
Proceeds from sale of common units of the Partnership, net (7)	412.7	420.4	(7.7)	524.7	535.5	(10.8)	514.0	575.0	(61.0)
Distributions to owners (8)	(341.4)	(522.2)	180.8	(274.4)	(412.3)	137.9	(211.5)	(303.8)	92.3
Dividends to common and common equivalent shareholders	(113.0)	-	(113.0)	(87.8)	-	(87.8)	(62.2)	-	(62.2)
Repurchase of common stock	(2.6)	-	(2.6)	(13.3)	-	(13.3)	(9.5)	-	(9.5)
Excess tax benefit from stock-based awards	1.0	-	1.0	1.6	-	1.6	1.3	-	1.3
Repurchase of common units	(4.8)	(4.8)	-	-	-	-	-	-	-
Contributions (distributions) (9)	-	-	-	-	-	-	-	1.0	(1.0)
Net cash provided by (used in) financing activities	3.9	(72.3)	76.2	634.0	604.4	29.6	1,093.0	1,140.8	(47.8)
Net change in cash and cash equivalents	14.3	14.8	(0.5)	(9.6)	(10.5)	0.9	(69.5)	12.4	(81.9)
Cash and cash equivalents, beginning of period	66.7	57.5	9.2	76.3	68.0	8.3	145.8	55.6	90.2
Cash and cash equivalents, end of period	$81.0	$72.3	$8.7	$66.7	$57.5	$9.2	$76.3	$68.0	$8.3

The major Non-Partnership cash flow items relate to:
(1)	Cash and non-cash activity related to TRC debt obligations.
(2)	Compensation on TRC’s equity grants.
(3)	Cash and non-cash activity related to corporate administrative assets.
(4)	TRC’s federal and state income taxes.
(5)	Non-cash OCI hedge realizations related to predecessor operations.
(6)	See Balance Sheets – Partnership versus Non-Partnership for a description of the Non-Partnership operating assets and liabilities.
(7)	Contributions to the Partnership to maintain 2% General Partner ownership and additional investments in the Partnership in 2012.
(8)	Distributions received by TRC from the Partnership for its general partner interest, limited partner interest and IDRs.
(9)	Other activity with the Partnership.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

	($ in millions, except operating statistics and price amounts)
Revenues	$8,616.5	$6,314.7	$5,679.0	$2,301.8	36%	$635.7	11%
Product purchases	7,046.9	5,137.2	4,672.3	1,909.7	37%	464.9	10%
Gross margin (1)	1,569.6	1,177.5	1,006.7	392.1	33%	170.8	17%
Operating expenses	433.1	376.3	313.1	56.8	15%	63.2	20%
Operating margin (2)	1,136.5	801.2	693.6	335.3	42%	107.6	16%
Depreciation and amortization expenses	351.0	271.9	197.6	79.1	29%	74.3	38%
General and administrative expenses	148.0	151.5	139.8	(3.5)	2%	11.7	8%
Other operating (income) expenses	(3.0)	9.6	19.9	(12.6)	131%	(10.3)	52%
Income from operations	640.5	368.2	336.3	272.3	74%	31.9	9%
Interest expense, net	(147.1)	(134.1)	(120.8)	(13.0)	10%	(13.3)	11%
Equity earnings	18.0	14.8	1.9	3.2	22%	12.9	NM
Gain (loss) on debt redemptions and amendments	(12.4)	(14.7)	(12.8)	2.3	16%	(1.9)	15%
Other income (expense)	(8.0)	15.3	(8.4)	(23.3)	152%	23.7	282%
Income tax (expense) benefit	(68.0)	(48.2)	(36.9)	(19.8)	41%	(11.3)	31%
Net income	423.0	201.3	159.3	221.7	110%	42.0	26%
Less: Net income attributable to noncontrolling interests	320.7	136.2	121.2	184.5	135%	15.0	12%
Net income available to common shareholders	$102.3	$65.1	$38.1	$37.2	57%	$27.0	71%

Operating statistics:
Crude oil gathered, MBbl/d	93.5	46.9	-	46.6	99%	46.9	-
Plant natural gas inlet, MMcf/d (3) (4)	2,109.5	2,110.2	2,098.3	(0.7)	0%	11.9	1%
Gross NGL production, MBbl/d	153.0	136.8	128.7	16.2	12%	8.1	6%
Export volumes, MBbl/d (5)	176.9	66.6	31.6	110.3	166%	35.0	111%
Natural gas sales, BBtu/d (4)	902.3	928.2	927.6	(25.9)	3%	0.6	-
NGL sales, MBbl/d	419.5	294.8	267.9	124.7	42%	26.9	10%
Condensate sales, MBbl/d	4.4	3.5	3.5	0.9	26%	-	-

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations”.
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate the Partnership’s Operations”.
(3)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.
(4)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(5)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine terminal that are destined for international markets.

2014 Compared to 2013

Higher revenues, including the impact of hedging (a $29.4 million decrease to revenues), were primarily due to higher NGL volumes ($1,778.6 million), higher fee-based and other revenues ($438.1 million) and higher natural gas commodity sales prices ($201.4 million), partially offset by lower NGL and condensate prices ($65.6 million).

Higher gross margin in 2014 reflects increased export activities and higher fractionation fees in our Logistics and Marketing segments and increased Field Gathering and Processing throughput volumes associated with system expansions and increased producer activity, as well as higher natural gas prices. This significant growth in our asset base brought a higher level of operating expenses in 2014. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in gross margin and operating margin on a segment basis.

The increase in depreciation and amortization expenses reflects increased planned amortization of the Badlands intangible assets and higher depreciation related to major organic investments placed in service, including continuing development at Badlands, the international export expansion project, High Plains and Longhorn plants, CBF Train 4 and other system expansions.

General and administrative expenses were slightly lower due to the effect of lower non-cash expenses related to periodic valuations of unvested Long Term Incentive Plan awards, which offset increases in other overhead costs.

The increase in other operating income primarily relates to an insurance settlement in 2014 compared to losses on asset disposals recorded in 2013.

The increase in interest expense reflects higher outstanding borrowings and lower capitalized interest allocated to our major expansion projects, partially offset by lower overall interest rates.

Losses on debt redemptions and amendments reflect premiums paid and the write-off of associated unamortized debt issue costs related to the redemptions of our 7⅞% Notes in 2014 and the outstanding balance of the 11¼% Notes and $100 million of our 6⅜% Notes in 2013.

Other expense in 2014 was primarily attributable to transaction costs related to the pending Atlas Mergers. In 2013 we recorded a gain from the elimination of the contingent consideration liability associated with the Badlands acquisition.

The increase in earnings attributable to noncontrolling interests is primarily due to higher Partnership earnings and higher earnings from the Partnership’s joint ventures.

2013 Compared to 2012

Higher revenues, including the impact of hedging (a $19.7 million decrease to revenues), were primarily due to the impact of higher commodity volumes ($373.9 million), higher realized prices on natural gas, condensate, and petroleum products ($261.2 million) and higher fee-based and other revenues ($234.4 million), offset by lower realized prices on NGLs ($225.1 million).

Higher gross margin in 2013 includes the contribution of the Partnership’s Badlands acquisition. Other favorable gross margin factors were increased volumes from system expansions and higher gas prices in the Partnership’s Field Gathering and Processing segment and higher fractionation fees and increased export activities in the Partnership’s Logistics and Marketing segments. This significant growth in the Partnership’s asset base brought a higher level of operating expenses in 2013. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in the components of gross and operating margin on a disaggregated basis.

The increase in depreciation and amortization expenses was primarily due to tangible and intangible assets acquired in the Badlands acquisition and the timing of major organic investments placed in service including CBF Train 4, Phase I of the international export expansion project, and Badlands continuing development.

Higher general and administrative expenses reflected increased non-cash Long Term Incentive-Plan valuation expenses and increased expenses and compensation related costs to support the Partnership’s expanding business operations.

Other operating expense in 2013 includes the loss due to a fire at the Saunders plant. Other operating expense in 2012 reflects a $15.4 million loss due to a write-off of the Partnership’s investment in the Yscloskey joint venture processing plant. Following Hurricane Isaac, the joint venture owners elected not to restart the plant. Additionally, other operating (income) expense in 2012 includes $3.6 million in costs associated with the clean-up and repairs necessitated by Hurricane Isaac at the Partnership’s Coastal Straddle plants.

The increase in interest expense primarily reflects higher borrowings, partially offset by the impact of lower effective interest rates and increases in capitalized interest attributable to our major expansion projects.

The increase in equity earnings relates to the Partnership’s investment in GCF, which was profitable in 2013 compared to a loss in 2012 due to a planned shutdown of operations during the expansion of the facility.

Losses on debt redemptions and amendments during 2013 are attributable to premiums paid and write-off of debt issue costs in connection with the redemption of the outstanding balance of the Partnership’s 11¼% Notes and the redemption of $100 million of the Partnership’s 6⅜% Notes.

The increase in other income was attributable to the elimination of the contingent consideration associated with the Badlands acquisition, reflecting management’s assessment that the stipulated volumetric thresholds were not met.

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

	Partnership
	Field Gathering and Processing	Coastal Gathering and Processing	Logistics Assets	Marketing and Distribution	Other	TRC Non- Partnership	Consolidated Operating Margin

	(In millions)

2014	$372.3	$77.6	$445.1	$249.6	$(8.0)	$(0.1)	$1,136.5
2013	270.5	85.4	282.3	141.9	21.4	(0.3)	801.2
2012	231.2	115.1	188.3	116.0	41.1	1.9	693.6

Results of Operations of the Partnership – By Reportable Segment

Gathering and Processing Segments

Field Gathering and Processing

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin	$563.2	$435.7	$357.4	$127.5	29%	$78.3	22%
Operating expenses	190.9	165.2	126.2	25.7	16%	39.0	31%
Operating margin	$372.3	$270.5	$231.2	$101.8	38%	$39.3	17%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Sand Hills	165.1	155.8	145.2	9.3	6%	10.6	7%
SAOU (4)	193.1	154.1	124.8	39.0	25%	29.3	23%
North Texas System (5)	354.5	292.4	244.5	62.1	21%	47.9	20%
Versado	169.6	156.4	167.4	13.2	8%	(11.0)	7%
Badlands (6)	38.9	21.4	-	17.5	82%	21.4	-
	921.2	780.1	681.9	141.1	18%	98.2	14%
Gross NGL production, MBbl/d (3)
Sand Hills	18.0	17.5	16.9	0.5	3%	0.6	4%
SAOU	25.2	22.5	19.2	2.7	12%	3.3	17%
North Texas System	37.8	31.1	26.8	6.7	22%	4.3	16%
Versado	21.4	18.9	19.7	2.5	13%	(0.8)	4%
Badlands	3.5	1.9	-	1.6	84%	1.9	-
	105.9	91.9	82.6	14.0	15%	9.3	11%
Crude oil gathered, MBbl/d	93.5	46.9	-	46.6	99%	46.9	-
Natural gas sales, BBtu/d (3)	469.0	376.3	325.0	92.7	25%	51.3	16%
NGL sales, MBbl/d	80.7	71.4	68.5	9.3	13%	2.9	4%
Condensate sales, MBbl/d	3.6	3.2	3.2	0.4	13%	-	-
Average realized prices (7):
Natural gas, $/MMBtu	4.05	3.44	2.60	0.61	18%	0.84	32%
NGL, $/gal	0.72	0.76	0.87	(0.04)	5%	(0.11)	13%
Condensate, $/Bbl	82.35	92.89	88.49	(10.54)	11%	4.40	5%

(1)	Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes volumes from the 200 MMcf/d cryogenic High Plains plant which started commercial operations in June 2014.
(5)	Includes volumes from the 200 MMcf/d cryogenic Longhorn plant which started commercial operations in May 2014.
(6)	Badlands natural gas inlet represents the total wellhead gathered volume.
(7)	Average realized prices exclude the impact of hedging settlements presented in Other.

2014 Compared to 2013

Gross margin improvements in our Field Gathering and Processing segment were fueled by throughput increases and higher natural gas sales prices partially offset by lower NGL and condensate sales prices and the impact of severe cold weather in the first quarter of 2014. The increase in plant inlet volumes was driven by system expansions and by increased producer activity which increased available supply across our areas of operation. Gross margin in 2014 also benefited from the second quarter start-up of commercial operations at the Longhorn Plant in North Texas and the High Plains Plant in SAOU. Badlands crude oil and natural gas volumes increased significantly due to producer activities and system expansion. Higher NGL sales reflect similar factors.

Higher operating expenses were primarily driven by volume growth and system expansions and included additional labor costs, ad valorem taxes and compression and system maintenance expenses.

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

Coastal Gathering and Processing

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin	$123.8	$132.3	$162.2	$(8.5)	6%	$(29.9)	18%
Operating expenses	46.2	46.9	47.1	(0.7)	1%	(0.2)	0%
Operating margin	$77.6	$85.4	$115.1	$(7.8)	9%	$(29.7)	26%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
LOU	284.6	350.9	260.6	(66.3)	19%	90.3	35%
VESCO	509.0	515.5	479.6	(6.5)	1%	35.9	7%
Other Coastal Straddles	394.8	463.7	676.2	(68.9)	15%	(212.5)	31%
	1,188.4	1,330.1	1,416.4	(141.7)	11%	(86.3)	6%
Gross NGL production, MBbl/d (3)
LOU	9.0	10.2	8.6	(1.2)	12%	1.6	19%
VESCO	26.0	21.5	22.1	4.5	21%	(0.6)	3%
Other Coastal Straddles	12.1	13.2	15.4	(1.1)	8%	(2.2)	14%
	47.1	44.9	46.1	2.2	5%	(1.2)	3%
Natural gas sales, BBtu/d (3)	258.0	296.0	298.5	(38.0)	13%	(2.5)	1%
NGL sales, MBbl/d	40.2	41.8	42.5	(1.6)	4%	(0.7)	2%
Condensate sales, MBbl/d	0.7	0.4	0.3	0.3	75%	0.1	33%
Average realized prices:
Natural gas, $/MMBtu	4.44	3.73	2.78	0.71	19%	0.95	34%
NGL, $/gal	0.80	0.83	0.96	(0.03)	4%	(0.13)	14%
Condensate, $/Bbl	89.70	104.38	103.57	(14.68)	14%	0.81	1%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.
(2)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.

2014 Compared to 2013

The decrease in Coastal Gathering and Processing gross margin was primarily due to lower NGL sales prices, less favorable frac spreads and lower throughput volumes partially offset by new volumes at VESCO with higher GPM and the availability of short-term higher GPM off-system volumes at LOU. The overall decrease in plant inlet volumes was largely attributable to the decline of leaner off-system supply volumes and the idling of the Big Lake plant in November 2014 due to market conditions. Gross NGL production at VESCO during 2013 was impacted by a third-party NGL takeaway pipeline volume constraint.

Operating expenses were relatively flat.

2013 Compared to 2012

The decrease in gross margin was primarily due to lower NGL prices, less favorable frac spreads and lower throughput volumes at VESCO and the Other Coastal Straddles. The decrease in plant inlet volumes was largely attributable to the decline in offshore and off-system supply volumes and the impact of the Yscloskey, Calumet and other third-party plant shutdowns. In addition, volumes were constrained by operational issues at VESCO and LOU. This volume decrease was partially offset by the addition of the Big Lake plant in the third quarter 2012 and a full-year of operations in 2013 as some of the Coastal Straddle plants were not operational in 2012 after Hurricane Isaac. Operational issues at VESCO included the impact of damage to one of the two third-party pipelines that provide NGL takeaway capacity for VESCO which constrained NGL production until repairs were completed in June 2013.

Operating expenses were relatively flat.

Logistics and Marketing Segments

Logistics Assets

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin (1)	$613.3	$408.2	$286.0	$205.1	50%	$122.2	43%
Operating expenses (1)	168.2	125.9	97.7	42.3	34%	28.2	29%
Operating margin	$445.1	$282.3	$188.3	$162.8	58%	$94.0	50%
Operating statistics MBbl/d(2):
Fractionation volumes (3)	350.0	287.6	299.2	62.4	22%	(11.6)	4%
LSNG treating volumes	23.4	20.1	22.4	3.3	16%	(2.3)	10%
Benzene treating volumes	23.4	17.5	19.0	5.9	34%	(1.5)	8%

(1)	Fractionation and treating contracts include pricing terms composed of base fees and fuel and power components which vary with the cost of energy. As such, the logistics segment results include effects of variable energy costs that impact both gross margin and operating expenses.
(2)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the year and the denominator is the number of calendar days during the year.
(3)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.

2014 Compared to 2013

Logistics Assets gross margin was significantly higher due to increased LPG export activity and increased fractionation activities, despite the increasing impact of ethane rejection.  LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 177 MBbl/d in 2014 compared to 67 MBbl/d for 2013.  This increase was driven by Phase I of our international export expansion project coming on-line in September 2013 and Phase II coming on-line during the second quarter and third quarter of 2014. Higher fractionation volumes were primarily due to CBF Train 4 which became operational in the third quarter of 2013. Treating volumes improved in 2014 compared to 2013 due to higher customer throughput. Terminaling and storage activity also increased, and capacity reservation fees were higher.

Higher operating expenses reflect the expansion of our export and fractionation facilities, and increased fuel and power costs. Partially offsetting these factors were higher system product gains in 2014.

2013 Compared to 2012

Gross margin increased primarily due to fractionation operations and LPG export activity. The lower year-to-date 2013 fractionation volumes were due to the planned maintenance turnaround at the Cedar Bayou Facility, ethane rejection at certain gas processing plants and pipeline operating issues at Non-Partnership facilities. Improvements in 2013 resulted from higher fractionation fees, CBF Train 4 which commenced commercial operations during the third quarter of 2013 and higher contractual capacity reservation fees. Gross margin results also include the impact of higher pass-through fuel costs. LPG export volumes, which benefit both the Logistics Assets and Marketing and Distribution segments, averaged 67 MBbl/d in 2013, compared to 32 MBbl/d for the previous year. The higher volumes reflect a significant increase in ongoing LPG export activity primarily due to our international export expansion project, which was placed into service in September 2013. Terminaling rates per unit volume were also higher and storage revenues increased due to increased rates and new customers. Gross margin for 2013 also benefitted from the renewable fuels project in our Petroleum Logistics business.

The increase in operating expenses primarily reflects increased power and fuel prices; expenses related to the start-up and operations of Train 4 at CBF and increased maintenance costs, partially offset by higher system product gains.

Marketing and Distribution

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	($ in millions)
Gross margin	$298.0	$185.2	$154.1	$112.8	61%	$31.1	20%
Operating expenses	48.4	43.3	38.1	5.1	12%	5.2	14%
Operating margin	$249.6	$141.9	$116.0	$107.7	76%	$25.9	22%
Operating statistics (1):
NGL sales, MBbl/d	423.3	296.6	273.2	126.7	43%	23.4	9%
Average realized prices:
NGL realized price, $/gal	0.93	0.94	0.98	(0.1)	1%	(0.04)	4%

(1)	Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the applicable reporting period and the denominator is the number of calendar days during the applicable reporting period.

2014 Compared to 2013

Marketing and Distribution gross margin increased primarily due to higher LPG export activity (which benefits both Logistics Assets and Marketing and Distribution segments), higher Wholesale and NGL marketing activities, higher terminal activity, higher barge utilization including increased barge fleet, and increased refinery services.  Gross margin was partially offset by lower truck utilization and a reduced benefit associated with a contract settlement.

Operating expenses increased primarily due to higher terminal activity, higher barge and railcar utilization partially offset by lower truck utilization.

2013 Compared to 2012

Gross margin increased primarily due to significantly higher terminaling fees from LPG export activity (which benefit both the Logistics Assets and Marketing and Distribution segments). The favorable impacts of higher barge and wholesale terminal utilization and higher wholesale margins were offset by lower natural gas marketing processing opportunities during 2013.

Operating expenses increased primarily due to higher barge and truck utilization and increased terminal operating costs.

Other

	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	($ in millions)
Gross margin	$(8.0)	$21.4	$41.1	$(29.4)	$(19.7)
Operating margin	$(8.0)	$21.4	$41.1	$(29.4)	$(19.7)
Other contains the financial effects of the Partnership’s hedging program on operating margin as it represents the cash settlements on derivative hedge contracts and mark-to-market gains and losses on its derivative contracts not designated as hedges. The primary purpose of the commodity risk management activities is to mitigate a portion of the impact of commodity prices on the Partnership’s operating cash flow. The Partnership has hedged the commodity price associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from their percent of proceeds or liquids processing arrangements by entering into derivative instruments. Because the Partnership is essentially forward-selling a portion of its plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	2014			2013			2012
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)	Volume Settled	Price Spread (1)(2)	Gain (Loss)
Natural Gas (BBtu)	21.9	$(0.27)	$(5.9)	12.3	$0.95	$11.7	11.6	$2.91	$33.8
NGL (MMBbl)	0.6	5.79	3.6	2.1	6.19	12.8	2.6	3.50	9.1
Crude Oil (MMBbl)	0.9	(1.07)	(1.0)	0.7	(4.01)	(2.9)	0.6	(2.52)	(1.4)
Non-Hedge Accounting (3)			(4.8)			(0.3)			(0.3)
Ineffectiveness (4)			0.1			0.1			(0.1)
			$(8.0)			$21.4			$41.1

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Price spread on Natural Gas volumes is $/MMBtu, NGL volumes is $/Bbl and Crude Oil volumes is $/Bbl.
(3)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(4)	Ineffectiveness primarily relates to certain crude hedging contracts.

Our Liquidity and Capital Resources

We have no separate, direct operating activities apart from those conducted by the Partnership. As such, our ability to finance our operations, including payment of dividends to our common stockholders, funding capital expenditures and acquisitions, or to meet our indebtedness obligations, will depend on cash inflows from future cash distributions to us from our interests in the Partnership. The Partnership is required to distribute all available cash at the end of each quarter after establishing reserves to provide for the proper conduct of its business or to provide for future distributions. See “Part I – Item 1A. Risk Factors.” As of December 31, 2014, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all of the outstanding IDRs; and

•	12,945,659 of the 118,586,056 outstanding common units of the Partnership, representing a 10.9% limited partnership interest.

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

The impact on us of changes in the Partnership’s distribution levels will vary depending on several factors, including the Partnership’s total outstanding partnership interests on the record date for the distribution, the aggregate cash distributions made by the Partnership and the interests in the Partnership owned by us. If the Partnership increases distributions to its unitholders, including us, we would expect to increase dividends to our stockholders, although the timing and amount of such increased dividends, if any, will not necessarily be comparable to the timing and amount of the increase in distributions made by the Partnership. In addition, the level of distributions we receive and of dividends we pay to our stockholders may be affected by the various risks associated with an investment in us and the underlying business of the Partnership. Please read “Part I – Item 1A. Risk Factors” for more information about the risks that may impact your investment in us.

Our liquidity as of January 31, 2015 was:

As of January 31, 2015
(In millions)
Cash on hand	$15.0
Total availability under TRC's credit facility	150.0
TRC senior secured term loan	-
Less: Outstanding borrowings under TRC's credit facility	(108.0)
Less: borrowings under TRC senior secured term loan	-
Total liquidity	$57.0

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

The Partnership’s main sources of liquidity and capital resources are internally generated cash flow from operations, borrowings under the TRP Revolver, borrowings under the Securitization Facility, the issuance of additional common units and access to debt markets. The capital markets continue to experience volatility. The Partnership’s exposure to current credit conditions includes its credit facilities, cash investments and counterparty performance risks. The Partnership continually monitors its liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders to the TRP Revolver and Securitization Facility.

The Partnership’s liquidity as of January 31, 2015 was:

As of January 31, 2015
(In millions)
Cash on hand	$1,110.3
Total availability under the TRP Revolver	1,200.0
Total availability under the Securitization Facility	236.2
2,546.5

Less:Outstanding borrowings under the TRP Revolver	-
Outstanding borrowings under the Securitization Facility	-
Outstanding letters of credit under the TRP Revolver	(41.7)
Total liquidity	$2,504.8

Other potential capital resources include:

•	The Partnership is in the process of seeking an Amendment to the TRP Revolver to increase the facility size to approximately $1.6 billion from $1.2 billion and will maintain the right to request an additional $300 million in commitment increases. The amended TRP Revolver will continue to be due on October 3, 2017.

•	Approximately $158.4 million in remaining capacity as of December 31, 2014 to issue common units pursuant to the May 2014 EDA (see Notes 10 and 11 of the “Consolidated Financial Statements).

•	The Partnership’s ability to issue debt or equity securities pursuant to shelf registration statements, including availability under the Partnership’s July 2013 Shelf and unlimited amounts under the Partnership’s April 2013 Shelf.

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

Pending Atlas Mergers

On October 13, 2014, we and the Partnership announced two proposed merger transactions which would result in the Partnership’s acquisition of APL, a Delaware limited partnership, and our acquisition of ATLS, a Delaware limited partnership which owns the APL general partner. Upon consummation of these mergers, we would relinquish the APL general partner and IDR ownership interests and merge the APL general partner into the Partnership. Each of the Transactions is contingent on one another, and the Transactions are expected to close concurrently on February 28, 2015, subject to the approval of Targa’s stock issuance in connection with the ATLS Merger by Targa’s stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL Merger

As merger consideration for the APL Merger, holders of APL common units (other than certain common units held by the Partnership or APL or their wholly owned subsidiaries, which will be cancelled) will be entitled to receive 0.5846 of the Partnership’s common units and a one-time cash payment of $1.26 for each APL common unit. The Partnership will also redeem APL’s Class E Preferred Units for an aggregate amount of $126.5 million in cash. As of February 5, 2015, the total APL merger consideration would be valued at $5.0 billion. The portion of the merger consideration represented by the Partnership’s common units will fluctuate in value until the closing date as a result of fluctuations in the market price of its common units.

In connection with the APL Merger, Targa has agreed to reduce its incentive distribution rights for the four years following closing by fixed amounts of $37.5 million, $25.0 million, $10.0 million and $5.0 million, respectively. These annual amounts will be applied in equal quarterly installments for each successive four quarter period following closing.

ATLS Merger

ATLS holds the general partner’s interest in APL as well as Incentive Distribution Rights and 5.5% limited partner interest. Under the terms of the ATLS Merger, each existing holder of common units of ATLS, after giving effect to the spin-off of non-midstream assets, will be entitled to receive 0.1809 of our common shares and a cash payment of $9.12 for each ATLS common unit, which equates to 10.35 million shares of our common stock and $522 million in cash payments. Additionally, we will provide ATLS with $88 million of cash for the repayment of a portion of the ATLS outstanding indebtedness and fund approximately $190 million related to change of control payments payable by ATLS. As of February 5, 2015, the total ATLS merger consideration would be valued at $1.6 billion. The portion of the merger consideration represented by our common shares will fluctuate in value until the closing date as a result of fluctuations in the market price of our common shares.

Pre-Closing Merger Financing Activities

We have arranged committed financing of $1.1 billion to replace our existing revolving credit facility and to fund the cash components of the ATLS Merger, including cash merger consideration and approximately $190 million related to change of control payments payable by ATLS and transaction fees and expenses. In January 2015, as part of a new senior secured credit facility to syndicate the $1.1 billion in committed financing, we announced the launch of a $430 million senior secured term loan maturing 7 years after closing and a $670 million revolving credit facility maturing 5 years after closing. These facilities are subject to the closing of the pending Atlas Mergers and market conditions.

In January 2015, S&P assigned a B+ corporate credit rating with a stable outlook to us and also assigned a B+ issue-level rating to our new senior secured credit facility. In January 2015, Moody’s assigned a Ba3 corporate facility rating with a stable outlook to us and assigned the same rating to our new senior secured credit facility.

Partnership Pre-Closing Merger Financing Activities

In January 2015, the Partnership commenced cash tender offers for any and all of the outstanding APL Senior Notes. These tender offers are in connection with, and conditioned upon, the consummation of the proposed merger with APL. The proposed merger with APL, however, is not conditioned on the consummation of the tender offers. Each tender offer is scheduled to expire on February 18, 2015, unless extended by the Partnership at its sole discretion.

Under the terms of the tender offer, APL noteholders will receive $1,015 per $1,000 principal if tendered before January 29, 2015 and $985 per $1,000 principal if tendered after that date. Holders of tendered APL Notes will also receive accrued and unpaid interest from the most recent interest payment date on their series of APL Notes.

The outstanding APL Senior Notes consist of:

APL Senior Notes	Amount tendered as of February 6, 2015
$500 million 6⅝ due 2020	Less than majority
$400 million 4¾ due 2021	98.3%
$650 million 5⅞% due 2023	91.6%

The consummation of the merger with APL will result in a Change of Control under the APL Indenture and obligate the APL Issuers to make a Change of Control Offer at $1,010 for each $1,000 principal plus accrued and unpaid interest from the most recent interest payment date. As permitted by the APL Indenture, the Partnership is making a Change of Control Offer for any and all of the 2020 APL Notes in lieu of the APL Issuers and in advance of, and conditioned upon, the consummation of the merger with APL. The merger, however, is not conditioned on the consummation of the Change of Control Offer. The Change of Control Offer is also being made independently of the Partnership’s previously announced tender offer for the APL Notes. The Change of Control Offer is scheduled to expire on March 3, 2015, unless extended by the Partnership. Any 2020 APL Notes that remain outstanding after consummation of the Change of Control Offer will continue to be the obligation of the APL Issuers under the governing indenture.

In January 2015, the Partnership privately placed $1.1 billion in aggregate principal amount of 5% Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,090.8 million of net proceeds, which will be used together with borrowings from the TRP Revolver, to fund the APL Notes Tender Offers and the change of control offers for the APL Notes pursuant to the indentures governing the 2020 APL Notes the 2021 APL Notes and the 2023 APL Notes. The Partnership expects to finance the cash portion of the APL Merger with borrowings under the Partnership’s Revolver.

In January 2015, Moody’s assigned a Ba2 rating to the Partnership’s 5% Notes. In addition, Moody’s affirmed all of the Partnership’s credit ratings but changed the Partnership’s outlook from positive to stable.

Pro Forma Effect of Atlas Mergers on our Liquidity

The following table sets forth our liquidity as of January 31, 2015 on a historical basis; and on a pro forma as adjusted basis to give effect to the following Atlas Merger-related items: (i) the $430 million senior secured term loan maturing 7 years after closing; (ii) the $670 million revolving credit facility that will replace its existing $150.0 million revolving credit facility; (iii) and the application of net proceeds to fund the cash merger consideration, change of control payments payable by ATLS and transaction fees and expenses.

	As of January 31, 2015
	Historical	Pro Forma As Adjusted
	(In millions)
Cash on hand	$15.0	$15.0
Total availability under TRC's credit facility	150.0	670.0
TRC senior secured term loan	-	430.0
Less: Outstanding borrowings under TRC's credit facility	(108.0)	(464.9)
Less: borrowings under TRC senior secured term loan	-	(430.0)
Total liquidity	$57.0	$220.1

Pro Forma Effect of Atlas Mergers on the Partnership’s Liquidity

The following table sets forth the Partnership’s liquidity as of January 31, 2015 on a historical basis, which is inclusive of the net proceeds received on January 30, 2015 from the Partnership’s private placement of the 5% Notes and on a pro forma as adjusted basis to give effect to following Atlas Merger-related items: (i) additional borrowings from the TRP Revolver and Securitization Facility; (ii) the application of net proceeds of the 5% Notes and additional borrowings from the TRP Revolver and Securitization Facility to fund the tender offers received and (iii) the application of net proceeds to fund the cash merger consideration, redemption of APL Class E preferred units, change of control payments payable by APL and transaction fees and expenses.

	As of January 31, 2015
	Historical	Pro Forma As Adjusted
	(In millions)
Cash on hand	$1,110.3	$74.2
Total availability under the TRP Revolver	1,200.0	1,200.0
Total availability under the Securitization Facility	236.2	236.2
	2,546.5	1,510.4

Less:Outstanding borrowings under the TRP Revolver	-	(631.5)
Outstanding borrowings under the Securitization Facility	-	(236.2)
Outstanding letters of credit under the TRP Revolver	(41.7)	(41.7)
Total liquidity	$2,504.8	$601.0

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

The Partnership’s working capital increased $110.8 million exclusive of the impact of current debt obligations. This non-debt increase was driven by an increase in the Partnership’s net risk management working capital position due to changes in the forward prices of commodities, decreased capital spending due to the completion of 2013 projects, and increased NGL inventories. Higher inventory volumes are primarily due to the effects of our expanding export activities and an additional build in Wholesale field inventories to meet customer requirements. In addition, working capital was affected by the inclusion at December 31, 2014 of $182.8 million related to the Securitization Facility.

Based on the Partnership’s anticipated levels of operations and absent any disruptive events, we believe that internally generated cash flow, borrowings available under the TRP Revolver and the Securitization Facility and proceeds from equity offerings and debt offerings should provide sufficient resources to finance its operations, capital expenditures, long-term debt obligations, collateral requirements, acquisition payments related to the Atlas Mergers and minimum quarterly cash distributions for at least the next twelve months.

The Non-Partnership working capital increased $0.7 million primarily due to higher compensation and benefits partially offset by lower Federal income tax receivables for the year ended December 31, 2014.

We have incurred tax liabilities as a result of our sales of assets to the Partnership. We have sufficient liquidity to satisfy the $48.8 million tax liability expected to be paid over the next 10 years.

Cash Flow

Cash Flow from Operating Activities

	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
2014	$761.8	$838.5	$(76.7)
2013	382.7	411.4	(28.7)
2012	428.2	465.4	(37.2)

The Consolidated Statements of Cash Flows included in the historical consolidated financial statements employs the traditional indirect method of presenting cash flows from operating activities. Under the indirect method, net cash provided by operating activities is derived by adjusting the net income for non-cash items related to operating activities. An alternative GAAP presentation employs the direct method in which the actual cash receipts and outlays comprising cash flow are presented.

The following table displays the Partnership versus Non-Partnership’s operating cash flows using the direct method as a supplement to the presentation in the consolidated financial statements:

	2014			2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC-Non Partnership
	(In millions)
Cash flows from operating activities:
Cash received from customers	$8,769.4	$8,769.5	$(0.1)	$6,388.0	$6,388.3	$(0.3)	$5,948.7	$5,948.9	$(0.2)
Cash received from (paid to) derivative counterparties	(4.9)	(4.9)	-	20.9	20.9	-	47.3	47.3	-
Product purchases	7,268.5	7,268.5	-	5,364.8	5,364.8	-	4,973.1	4,972.9	0.2
Operating expenses	402.6	402.5	0.1	377.4	377.3	0.1	339.9	339.6	0.3
General and administrative expenses	134.5	133.7	0.8	137.6	145.3	(7.7)	121.1	117.8	3.3
Cash distributions from equity investment (1)	(18.0)	(18.0)	-	(12.0)	(12.0)	-	(1.8)	(1.8)	-
Interest paid, net of amounts capitalized (2)	133.8	131.0	2.8	121.7	119.1	2.6	95.5	92.5	3.0
Income taxes paid, net of refunds	73.4	2.7	70.7	35.7	2.3	33.4	31.8	2.2	29.6
Other cash (receipts) payments	7.9	5.7	2.2	1.0	1.0	-	8.2	7.6	0.6
Net cash provided by operating activities	$761.8	$838.5	$(76.7)	$382.7	$411.4	$(28.7)	$428.2	$465.4	$(37.2)

(1)	Excludes $5.7 million and $0.5 million included in investing activities for the years ended 2014 and 2012 related to distributions from GCF that exceeded cumulative equity earnings. GCF did not have distributions that exceeded cumulative equity earnings for 2013.
(2)	Net of capitalized interest paid of $16.1 million, $28.0 million and $13.6 million included in investing activities for the years ended 2014, 2013 and 2012.

Cash Flow from Operating Activities - Partnership

Higher natural gas prices, sales and logistics fees related to export activities and higher NGL production volumes contributed to increased cash collections in 2014 compared to 2013 ($2,381.2 million), as well as higher cash payments to producers for commodity products ($1,903.7 million). The change in cash received related to derivatives reflects a net outflow of $4.9 million in 2014 compared to a net inflow in 2013 of $20.9 million due to the prices paid to counterparties compared to the fixed price the Partnership received on those derivative contracts. Lower cash general and administrative expenses were mainly due to the lower cash settlements on TRC long term incentive plan costs in 2014 versus 2013 ($11.6 million). The increase in other cash payments during 2014 reflects transaction costs related to the ATLS Mergers ($4.7 million).

Higher natural gas prices, higher plant throughput volumes and increased export activities contributed to increased cash collections in 2013 compared to 2012 ($439.4 million). These factors also caused higher cash payments to producers and purchases of commodity products ($391.9 million). The change in cash received related to derivatives reflects higher commodity prices paid to counterparties compared to the fixed price the Partnership received on those derivative contracts ($26.4 million). The decrease in other cash payments during 2013 was mainly attributable to the fees related to the Badlands acquisition paid in 2012 ($6.6 million).

Cash Flow from Investing Activities

	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
2014	$(751.4)	$(751.4)	$-
2013	(1,026.3)	(1,026.3)	-
2012	(1,590.7)	(1,593.8)	3.1

Cash Flow from Investing Activities - Partnership

The decrease in net cash used in investing activities for 2014 compared to 2013 was primarily due to lower cash outlays for capital expansion projects of $251.4 million.

The decrease in net cash used in investing activities for 2013 compared to 2012 was primarily due to a decrease in outlays for business acquisitions of $996.2 million and the absence of capital calls in 2013 at GCF ($16.8 million in 2012), partially offset by an increase in current capital expansion projects of $413.9 million and the purchase of material and supplies of $17.7 million related to our Badlands expansion.

Cash Flow from Financing Activities

	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership
	(In millions)
2014	$3.9	$(72.3)	$76.2
2013	634.0	604.4	29.6
2012	1,093.0	1,140.8	(47.8)

Cash Flow from Financing Activities - Partnership

The decrease in net cash provided by financing activities for 2014 compared to 2013 was primarily due to lower net borrowings under the Partnership’s debt facilities ($448.2 million), an increase in distributions to owners ($98.1 million), and a decrease in proceeds from equity offerings ($115.1 million).

The decrease in net cash provided by financing activities for 2013 compared to 2012 was primarily due to a lower net borrowing under the TRP Revolver ($347.0 million), lower issuance of Senior Notes ($375.0 million) and an increase in distributions to owners ($111.6 million), offset by higher net borrowings under the Securitization Facility ($279.7 million).

Cash Flow Financing Activities - Non-Partnership

The increase in net cash provided by financing activities for 2014 compared to 2013 was primarily due to an increase in distributions received of $42.9 million, an increase in net borrowings under TRC’s senior secured revolving credit facility (“TRC Revolver”) of $16.0 million, partially offset by an increase in dividends paid of $25.2 million.

Financing activities provided a net source of cash in 2013 compared to an outflow in 2012 primarily due to the purchase in 2012 of Partnership units for $47.0 million and an increase in distributions received of $45.6 million and an increase in borrowings on the TRC Revolver of $8.8 million, partially offset by an increase in dividends paid of $25.6 million.

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

	2014			2013			2012
	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC - Non-Partnership

	(In millions)
Capital expenditures:
Business acquisitions, net of cash acquired	$-	$-	$-	$-	$-	$-	$996.2	$996.2	$-
Expansion (1)	668.7	668.7	-	954.6	954.6	-	540.7	540.7	-
Maintenance	79.1	79.1	-	79.9	79.9	-	76.3	76.0	0.3
Gross capital expenditures	747.8	747.8	-	1,034.5	1,034.5	-	1,613.2	1,612.9	0.3
Transfers from materials and supplies inventory to property, plant and equipment	(4.6)	(4.6)		(20.5)	(20.5)	-	-	-	-
Decrease (Increase) in capital project payables and accruals	19.0	19.0	-	(0.4)	(0.4)	-	(34.3)	(34.4)	0.1
Cash outlays for capital projects	$762.2	$762.2	$-	$1,013.6	$1,013.6	$-	$1,578.9	$1,578.5	$0.4

(1)	Excludes cash calls to the Partnership’s affiliate of $16.8 million during 2012 to fund the GCF expansion project. Cash calls are reflected in Investment in unconsolidated affiliate in cash flows from investing activities on our Consolidated Statements of Cash Flows in our “Consolidated Financial Statements.”

The Partnership estimates that its total growth capital expenditures for 2015 will be approximately $490 to $675 million on a gross basis (exclusive of increased capital spending resulting from the pending APL merger). Given the Partnership’s objective of growth through acquisitions, expansions of existing assets and other internal growth projects, it anticipates that over time that it will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. The Partnership expects to fund future capital expenditures with funds generated from its operations, borrowings under the TRP Revolver and the Securitization Facility and proceeds from issuances of additional equity and debt securities. Major organic growth projects for 2015 are discussed in “Item 1. Business-Organic Growth Projects.”

Credit Facilities and Long-Term Debt

The following table summarizes our debt obligations as of December 31, 2014 (in millions):

Current:
Partnership
Accounts receivable securitization facility, due December 2015	$182.8

Long-term:
Non-Partnership Obligations:
TRC Senior secured revolving credit facility due October 2017	102.0
Partnership Obligations:
Senior secured revolving credit facility, due October 2017	-
Senior unsecured notes, 6⅞% fixed rate, due July 2021	483.6
Unamortized discount	(25.2)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	800.0
Total long-term debt	2,885.4
Total Debt	$3,068.2

We consolidate the debt of the Partnership with that of our own; however, we do not have the contractual obligation to make interest or principal payments with respect to the debt of the Partnership. Our debt obligations do not restrict the ability of the Partnership to make distributions to us. TRC’s Credit Agreement has restrictions and covenants that may limit our ability to pay dividends to our stockholders. See Note 10 of the “Consolidated Financial Statements” beginning on page F-1 of this Annual Report for more information of the restrictions and covenants in TRC’s Credit Agreement.

Compliance with Debt Covenants

As of December 31, 2014, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

TRC Revolving Credit Agreement

In October 2012, we entered into a Credit Agreement that replaced our variable rate Senior Secured Revolving Credit Facility due July 2014 with a new variable rate Senior Secured Credit Facility due October 3, 2017 (the “TRC Revolver”). The TRC Revolver increases available commitments to $150.0 million from $75.0 million, allows us to request up to an additional $100.0 million in commitment increases and includes a $30.0 million swing line sub-facility. Outstanding letters of credit and related outstanding reimbursement obligations may not exceed $50.0 million in the aggregate.

In 2012, we incurred a charge of $0.2 million related to a partial write-off of debt issue costs associated with the previous credit facility as a result of a change in syndicate members under the new TRC Revolver. The remaining deferred debt issue costs along with the issue costs associated with the October 2012 amendment are amortized on a straight-line basis over the life of the TRC Revolver.

The TRC Revolver bears interest, at our option, at either (a) a base rate equal to the highest of the prime rate of Deutsche Bank Trust Company Americas, the administrative agent, the federal funds rate plus 0.5% and the one-month LIBOR rate plus 1.0%, plus an applicable margin ranging from 1.75% to 2.5% (dependent upon the Company’s consolidated leverage ratio), or (b) the LIBOR rate plus an applicable margin ranging from 2.75% to 3.5% (dependent upon the Company’s consolidated leverage ratio).

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

The Partnership’s Revolving Credit Agreement

In October 2012, the Partnership entered into a Second Amended and Restated Credit Agreement that amended and replaced its variable rate Senior Secured Revolving Credit Facility due July 2015 with the variable rate TRP Revolver. The TRP Revolver increased available commitments to $1.2 billion from $1.1 billion and allows the Partnership to request up to an additional $300.0 million in commitment increases.

In 2012, the Partnership incurred a $1.7 million loss related to a partial write-off of debt issue costs associated with the previous credit facility as a result of a change in syndicate members under the new TRP Revolver. The remaining deferred debt issue costs along with the issue costs associated with the October 2012 amendment are amortized on a straight-line basis over the life of the TRP Revolver.

The TRP Revolver bears interest, at the Partnership’s option, either at the base rate or the Eurodollar rate.  The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin ranging from 0.75% to 1.75% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA). The Eurodollar rate is equal to LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

The Partnership is required to pay a commitment fee equal to an applicable rate ranging from 0.3% to 0.5% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate ranging from 1.75% to 2.75% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

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

In November 2012, the Partnership redeemed all of the outstanding 8¼% Notes at a redemption price of 104.125% plus accrued interest through the redemption date. The redemption resulted in a premium paid on the redemption of $8.6 million, which is included as a cash outflow from financing activities in the Consolidated Statements of Cash Flows, and a write off of $2.5 million of unamortized debt issue costs.

In May 2013, the Partnership privately placed $625.0 million in aggregate principal amount of 4¼% Notes. The 4¼% Notes resulted in approximately $618.1 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and for general partnership purposes.

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

In October 2014, the Partnership privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and Securitization Facility and for general partnership purposes.

In November 2014, the Partnership redeemed the outstanding 7⅞% Notes at a price of 103.938% plus accrued interest through the redemption date. The redemption resulted in a $12.4 million loss on redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

The terms of the senior unsecured notes outstanding as of December 31, 2014 were as follows:

Note Issue	Issue Date	Per Annum Interest Rate	Due Date	Dates Interest Paid
"6⅞% Notes"	February 2011	6⅞%	February 1, 2021	February & August 1st
"6⅜% Notes"	January 2012	6⅜%	August 1, 2022	February & August 1st
"5¼% Notes"	Oct / Dec 2012	5¼%	May 1, 2023	May & November 1st
"4¼% Notes"	May 2013	4¼%	November 15, 2023	May & November 15th
"4⅛% Notes"	October 2014	4⅛%	November 15, 2019	May & November 15th

All issues of unsecured senior notes are obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under the TRP Revolver. They are senior in right of payment to any of the Partnership’s future subordinated indebtedness and are unconditionally guaranteed by the Partnership. These notes are effectively subordinated to all secured indebtedness under the TRP Revolver, which is secured by a majority of its assets and the Partnership’s Securitization Facility, which is secured by accounts receivable pledged under it, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

The Partnership’s senior unsecured notes and associated indenture agreements restrict its ability to make distributions to unitholders in the event of default (as defined in the indentures). The indentures also restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay certain distributions on or repurchase equity interests (only if such distributions do not meet specified conditions); (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the notes are rated investment grade by both Moody’s and S&P (or rated investment grade by either Moody’s or S&P for the 6⅜% Notes, 5¼% Notes, 4¼% Notes and 4⅛% Notes) and no Default or Event of Default (each as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.

Accounts Receivable Securitization Facility

The Securitization Facility provides up to $300.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 11, 2015. Under the Securitization Facility, two of the Partnership’s consolidated subsidiaries (Targa Liquids Marketing and Trade LLC (“TLMT”) and Targa Gas Marketing LLC (“TGM”)) sell or contribute receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT, TGM or the Partnership. Any excess receivables are eligible to satisfy the claims of creditors of TLMT, TGM or the Partnership. As of December 31, 2014, total funding under the Securitization Facility was $182.8 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements as defined by the SEC. See “Contractual Obligations” below and “Commitments (Leases)” included in Note 17 of our “Consolidated Financial Statements” beginning on page F-1 of this Annual Report for a discussion of our commitments and contingencies.

Contractual Obligations

In addition to disclosures related to debt and lease obligations, contained in Notes 10 and 16 of the “Consolidated Financial Statements” beginning on page F-1 of this Annual Report, the following is a summary of certain contractual obligations over the next several years:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions, except volumetric information)
Non-Partnership Obligations:
Debt obligations (1)	$102.0	$-	$102.0	$-	$-
Interest on debt obligations (2)	13.2	3.0	5.9	4.3	-
Operating leases (3)	7.6	2.4	5.2	-	-

Partnership Obligations:
Debt obligations (1)	2,991.4	182.8	-	800.0	2,008.6
Interest on debt obligations (2)	1,050.5	130.5	261.0	258.2	400.8
Operating leases (3)	34.4	7.7	13.3	7.9	5.5
Land site lease and right-of-way (4)	9.5	2.0	4.0	3.5	-

Partnership Purchase Obligations: (5)
Pipeline capacity and throughput agreements (6)	255.7	26.6	55.0	124.9	49.2
Commodities (7)	89.3	89.3	-	-	-
Purchase commitments and service contract (8)	499.0	497.8	1.2	-	-
	$5,052.6	$942.1	$447.6	$1,198.8	$2,464.1
Commodity Volumetric Commitments:
Natural Gas (MMBtu)	17.4	17.4	-	-	-
NGL and petroleum products (millions of gallons)	23.0	23.0	-	-	-

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing December 31, 2014 rates for floating debt.
(3)	Includes minimum payments on lease obligations for office space, railcars and tractors.
(4)	Land site lease and right-of-way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.
(5)	A purchase obligation represents an agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms, including: fixed minimum or variable prices provisions; and the approximate timing of the transaction.
(6)	Consists of pipeline capacity payments for firm transportation and throughput and deficiency agreements.
(7)	Includes natural gas and NGL purchase commitments. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2014.
(8)	Includes commitments for capital expenditures, operating expenses and service contracts.

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

We and the Partnership evaluate long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. As a result of this evaluation, the carrying value of gas processing facilities in the Coastal Gathering and Processing segment and Other was reduced by $7.3 million during the year ended December 31, 2014 as a result of reduced forecasted gas processing volumes due to market conditions and processing spreads in Louisiana in the fourth quarter of 2014. These carrying value adjustments are included in depreciation and amortization expenses on our consolidated statements of operations. There have been no other significant changes impacting long-lived assets.

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

The estimated fair value of the Partnership’s derivative financial instruments was a net asset of $55.0 million as of December 31, 2014, net of an adjustment for credit risk. The credit risk adjustment is based on the default probabilities by year as indicated by the counterparties’ credit default swap transactions. These default probabilities have been applied to the unadjusted fair values of the derivative financial instruments to arrive at the credit risk adjustment, which is immaterial for all periods covered by this Annual Report. The Partnership has an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of the Partnership’s cash flows, the Partnership has hedged the commodity price risk associated with a portion of its expected natural gas and condensate equity volumes through 2017 and NGL equity volumes through 2015 by entering into financially settled derivative transactions. The current market conditions may also impact the Partnership’s ability to enter into future commodity derivative contracts. Neither we nor the Partnership use risk-sensitive instruments for trading purposes.

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

The primary purpose of the commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce volatility in the Partnership’s operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of the Partnership’s cash flows, as of December 31, 2014, the Partnership has hedged the commodity price associated with a portion of its expected (i) natural gas equity volumes in Field Gathering and Processing Operations and (ii) NGL and condensate equity volumes predominately in Field Gathering and Processing Operations as well as in the LOU portion of the Coastal Gathering and Processing Operations that result from its percent-of-proceeds processing arrangements by entering into derivative instruments. The Partnership hedges a higher percentage of its expected equity volumes in the current year compared to future years, in which it hedges incrementally lower percentages of expected equity volumes. With swaps, the Partnership typically receives an agreed fixed price for a specified notional quantity of natural gas or NGLs and it pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than its actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership may buy calls in connection with swap positions to create a price floor with upside. The Partnership intends to continue to manage its exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

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

For all periods presented, the Partnership has entered into hedging arrangements for a portion of its forecasted equity volumes. During the years ended December 31, 2014, 2013 and 2012, our operating revenues were increased (decreased) by net hedge adjustments on commodity derivative contracts of ($8.0) million, $21.2 million and $43.2 million. The net hedge adjustments that impact our consolidated revenues, during 2013 and 2012, (but do not affect the Partnership’s revenues) include amortization of other comprehensive income (“OCI”) related to hedges terminated and re-assigned upon the Partnership’s acquisition of Versado in 2010, as well as OCI related to terminations of commodity derivatives in July 2008.

The Partnership also enters into derivative instruments to help manage other short-term commodity-related business risks. The Partnership has not designated these derivatives as hedges and records changes in fair value and cash settlements to revenues.

The Partnership’s risk management position has moved from a net liability position of $4.3 million at December 31, 2013 to a net asset position of $55.0 million at December 31, 2014. The fixed prices the Partnership currently expects to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position. The Partnership accounts for derivatives that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in OCI until the underlying hedged transactions settle.

As of December 31, 2014, the Partnership had the following derivative instruments, designated as hedging instruments that will settle during the years ending below:

Natural Gas
Instrument Type	Index	Price $/MMBtu	2015	MMBtu/d 2016	2017	Fair Value
						(In millions)
Swap	IF-WAHA	4.05	36,236	-	-	$15.0
Swap	IF-WAHA	3.94	-	19,436	-	3.8
Swap	IF-WAHA	3.69	-	-	5,000	(0.1)
Total Swaps			36,236	19,436	5,000
Swap	IF-PB	4.01	14,576	-	-	6.0
Swap	IF-PB	3.99	-	7,608	-	1.8
Swap	IF-PB		-	-	-	-
Total Swaps			14,576	7,608	-
Swap	IF-NGPL MC	3.84	4,739	-	-	1.7
Swap	IF-NGPL MC	3.93	-	3,456	-	0.9
Swap	IF-NGPL MC		-	-	-	-
Total Swaps			4,739	3,456	-
Total			55,551	30,500	5,000
						$29.1

NGL
Instrument Type	Index	Price $/Gal	Bbl/d 2015	Fair Value
				(In millions)
Swap	OPIS-MB	1.01	1,210	$9.3
Total			1,210
				$9.3

Condensate
Instrument Type	Index	Price $/Bbl	2015	Bbl/d 2016	2017	Fair Value
						(In millions)
Swap	NY-WTI	81.17	1,500	-	-	$13.3
Swap	NY-WTI	80.40	-	1,000	-	6.2
Swap	NY-WTI	79.70	-	-	500	2.3
Total			1,500	1,000	500
						$21.8

As of December 31, 2014, we had the following derivative instruments that are not designated as hedges and are marked-to-market.

Natural Gas
Instrument Type	Index	Price $/MMBtu	MMBtu/d(1) 2015	Fair Value (In millions)
Swap	IF-WAHA	4.41	8,789	$(4.9)
Basis Swaps	Various	(0.05)	22,014	(0.2)
				$(5.1)

(1)	Represents short-term hedges that expire in the first quarter of 2015.

These contracts may expose the Partnership to the risk of financial loss in certain circumstances. Generally, the Partnership’s hedging arrangements provide protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which they have been hedged, the Partnership will receive less revenue on the hedged volumes than it would receive in the absence of hedges (other than with respect to purchased calls). For derivative instruments not designated as cash-flow hedges, these contracts are marked-to-market and recorded as revenues.

The Partnership accounts for the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership values its derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which the Partnership is unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 15 of the “Consolidated Financial Statements” beginning on Page F-1 of this Annual Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver. The Partnership is exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and its Securitization Facility. As of December 31, 2014, neither we nor the Partnership have any interest rate hedges. However, the Partnership may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, TRP Revolver, and the Partnership’s securitization will also increase. As of January 31, 2015, the Partnership had $0.0 million in variable rate borrowings under the TRP Revolver and its Securitization Facility, and we had variable rate borrowings of $108.0 million under our TRC Revolver.

Counterparty Credit Risk

The Partnership is subject to risk of losses resulting from nonpayment or nonperformance by its counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Should the creditworthiness of one or more of the counterparties decline, the Partnership’s ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, the Partnership may sustain a loss and its cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties, and would reduce our maximum loss due to counterparty credit risk by $4.4 million as of December 31, 2014. The range of losses attributable to our individual counterparties would be between $3.3 million and $27.5 million, depending on the counterparty in default.

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

The Partnership has an active credit management process which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of the Partnership’s third-party accounts receivable, annual operating income would decrease by $5.7 million in the year of the assessment.

Item 8.	Financial Statements and Supplementary Data.

Our “Consolidated Financial Statements,” together with the report of our independent registered public accounting firm, begin on page F-1 in this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were designed at the reasonable assurance level and, as of the end of the period covered in this Annual Report, our disclosure controls and procedures are effective at the reasonable assurance level to provide that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting based on the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the internal control over financial reporting was effective as of December 31, 2014, as stated in its report included in our “Consolidated Financial Statements” on page F-2 in this Annual Report, which is incorporated herein by reference.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers listed below serve in the same capacity for Targa Resources GP LLC, the general partner of the Partnership (the “General Partner”) and devote their time as needed to conduct the business and affairs of both the Company and the Partnership. Because our only cash-generating assets are direct and indirect partnership interests in the Partnership, we expect that our executive officers will devote a substantial majority of their time to the Partnership’s business. We expect the amount of time that our executive officers devote to our business as opposed to the Partnership’s business in future periods will not be substantial unless significant changes are made to the nature of our business.

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers. The following table sets forth certain information with respect to our directors, executive officers and other officers as of February 13, 2015:

Name	Age	Position
Joe Bob Perkins	54	Chief Executive Officer and Director
James W. Whalen	73	Executive Chairman of the Board and Director
Michael A. Heim	66	President and Chief Operating Officer
Jeffrey J. McParland	60	President-Finance and Administration
Paul W. Chung	54	Executive Vice President, General Counsel and Secretary
Matthew J. Meloy	37	Senior Vice President, Chief Financial Officer and Treasurer
John R. Sparger	61	Senior Vice President and Chief Accounting Officer
Rene R. Joyce	67	Director
Charles R. Crisp	67	Director
Peter R. Kagan	46	Director
Chris Tong	58	Director
Ershel C. Redd Jr.	67	Director
Laura C. Fulton	51	Director

Joe Bob Perkins has served as Chief Executive Officer and director of the Company, the General Partner and TRI Resources Inc. (“TRI”) since January 1, 2012.  Mr. Perkins previously served as President of the Company between the date of its formation on October 27, 2005 and December 31, 2011, of the General Partner between October 2006 and December 31, 2011 and of TRI between February 2004 and December 31, 2011.  He was a consultant for the TRI predecessor company during 2003. Mr. Perkins was an independent consultant in the energy industry from 2002 through 2003 and was an active partner in an outdoor advertising firm during a portion of such time period. Mr. Perkins served as President and Chief Operating Officer for the Wholesale Businesses, Wholesale Group and Power Generation Group of Reliant Resources, Inc. and its parent/predecessor companies, from 1998 to 2002 and Vice President, Corporate Planning and Development, of Houston Industries from 1996 to 1998. He served as Vice President, Business Development, of Coral from 1995 to 1996 and as Director, Business Development, of Tejas from 1994 to 1995. Prior to 1994, Mr. Perkins held various positions with the consulting firm of McKinsey & Company and with an exploration and production company. Mr. Perkins’ intimate knowledge of all facets of the Company, derived from his service as President from its founding through 2011 and his current service as Chief Executive Officer and director, coupled with his broad experience in the oil and gas industry, and specifically in the midstream sector, his engineering and business educational background and his experience with the investment community enable Mr. Perkins to provide a valuable and unique perspective to the board on a range of business and management matters.

James W. Whalen has served as Executive Chairman of the Board of the Company and General Partner since January 1, 2015.  Mr. Whalen has also served as a director of the Company since its formation on October 27, 2005, of the General Partner since February 2007 and of TRI between 2004 and December 2010.  Mr. Whalen previously served as Advisor to Chairman and CEO of the Company, the General Partner and TRI between January 1, 2012 and December 31, 2014.  He served as Executive Chairman of the Board of the Company and TRI between October 25, 2010 and December 31, 2011 and of the General Partner between December 15, 2010 and December 31, 2011.  He also served as President-Finance and Administration of the Company and TRI between January 2006 and October 2010 and the General Partner between October 2006 and December 2010 and for various Targa subsidiaries since November 2005. Between October 2002 and October 2005, Mr. Whalen served as the Senior Vice President and Chief Financial Officer of Parker Drilling Company. Between January 2002 and October 2002, he was the Chief Financial Officer of Diversified Diagnostic Products, Inc. He served as Chief Commercial Officer of Coral from February 1998 through January 2000. Previously, he served as Chief Financial Officer for Tejas from 1992 to 1998. Mr. Whalen brings a breadth and depth of experience as an executive, board member, and audit committee member across several different companies and in energy and other industry areas. His valuable management and financial expertise includes an understanding of the accounting and financial matters that the Partnership and industry address on a regular basis.

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

Rene R. Joyce has served as a director of the Company since its formation on October 27, 2005 and of the General Partner since October 2006. Mr. Joyce previously served as Executive Chairman of the Board of the General Partner and TRI between January 1, 2012 and December 31, 2014.  He also served as Chief Executive Officer of the Company between October 27, 2005 and December 31, 2011, the General Partner between October 2006 and December 31, 2011 and TRI between February 2004 and December 31, 2011.  He also served as director of TRI between 2004 and December 31, 2011 and was a consultant for the TRI predecessor company during 2003. He also served as a member of the supervisory directors of Core Laboratories N.V. until May 2013. Mr. Joyce served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Joyce served as President of onshore pipeline operations of Coral Energy, LLC, a subsidiary of Shell Oil Company (“Shell”) from 1998 through 1999 and President of energy services of Coral Energy Holding, L.P. (“Coral”), a subsidiary of Shell which was the gas and power marketing joint venture between Shell and Tejas Gas Corporation (“Tejas”), during 1999. Mr. Joyce served as President of various operating subsidiaries of Tejas, a natural gas pipeline company, from 1990 until 1998 when Tejas was acquired by Shell. As the founding Chief Executive Officer of TRI, Mr. Joyce brings deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at peer companies, customers and other oil and natural gas companies throughout the world. His experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Joyce to provide the board with executive counsel on the full range of business, technical, and professional matters.

Charles R. Crisp has served as a director of the Company since its formation on October 27, 2005 and of TRI between February 2004 and December 2010. Mr. Crisp was President and Chief Executive Officer of Coral Energy, LLC, a subsidiary of Shell Oil Company from 1999 until his retirement in November 2000, and was President and Chief Operating Officer of Coral from January 1998 through February 1999. Prior to this, Mr. Crisp served as President of the power generation group of Houston Industries and, between 1988 and 1996, as President and Chief Operating Officer of Tejas. Mr. Crisp is also a director of AGL Resources Inc., EOG Resources Inc. and IntercontinentalExchange Inc. Mr. Crisp brings extensive energy experience, a vast understanding of many aspects of our industry and experience serving on the boards of other public companies in the energy industry. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the board of directors.

Peter R. Kagan has served as a director of the Company since its formation on October 27, 2005, of the General Partner between February 2007 and February 2013 and of TRI between February 2004 and December 2010. Mr. Kagan is a Managing Director and Member of Warburg Pincus LLC, a New York limited liability company (“WP LLC”), and a Partner of Warburg Pincus & Co., a New York general partnership (“WP”), where he has been employed since 1997.  He became a Partner of WP in 2002.  He is also a member of Warburg Pincus' Executive Management Group. Mr. Kagan currently serves on the board of Antero Resources Corporation, AAG Energy Limited, Brigham Resources LLC, Canbriam Energy Inc., Delonex Energy Limited, Fairfield Energy Limited, Hawkwood Energy LLC, Laredo Petroleum, Inc., MEG Energy Corp. and Venari Resources LLC.  Mr. Kagan has significant experience with energy companies and investments and broad familiarity with the industry and related transactions and capital markets activity, which enhance his contributions to the board of directors.

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

Our directors are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2015, 2016 and 2017, respectively. The Class I directors are Messrs. Crisp and Whalen and Ms. Fulton the Class II directors are Messrs. Redd, and Perkins and the Class III directors are Messrs. Kagan, Tong and Joyce. At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired. This classification of our board of directors could have the effect of increasing the length of time necessary to change the composition of a majority of the board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of the board of directors.

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

Audit Committee

The members of our Audit Committee are Messrs. Tong, Redd and Ms. Fulton. Mr. Tong is the Chairman of this committee. Our board of directors has affirmatively determined that Messrs. Tong, Redd and Ms. Fulton are independent as described in the rules of the NYSE and the Exchange Act. Our board of directors has also determined that, based upon relevant experience, Mr. Tong is an “audit committee financial expert” as defined in Item 407 of Regulation S-K of the Exchange Act.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Crisp and Redd and Ms. Fulton. Mr. Redd is the Chairman of this committee. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. Our Compensation Committee also administers our incentive compensation and benefit plans. We have adopted a Compensation Committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE or market standards.

In July 2014, the Compensation Committee considered the independence of BDO USA, LLP (“BDO”), our compensation consultant, in light of new SEC rules and the NYSE listing standards. The Compensation Committee requested and received a letter from BDO addressing the consulting firm’s independence, including the following factors:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Form 3, 4 and 5 reports furnished to us and certifications from our directors and executive officers, we believe that during 2014, all of our directors, executive officers and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them.

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

Overview

Compensatory arrangements with our executive officers identified in the Summary Compensation Table (“named executive officers”) are approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). For 2014, our named executive officers were:

Name	Position During 2014
Rene R. Joyce	Executive Chairman of the Board
Joe Bob Perkins	Chief Executive Officer
Michael A. Heim	President and Chief Operating Officer
Jeffrey J. McParland	President – Finance and Administration
Matthew J. Meloy	Senior Vice President, Chief Financial Officer and Treasurer

On July 31, 2014, Mr. Joyce announced that he would resign from his position as Executive Chairman of the Board effective December 31, 2014. Mr. Joyce continues to serve as a director of the Company.

Our named executive officers also serve as executive officers of Targa Resources GP LLC (the “General Partner”), which is the General Partner of Targa Resources Partners LP (the “Partnership”), a publicly traded Delaware limited partnership.  The Company owns a 12.7% interest in the Partnership, including the 2% General Partner interest, and is the indirect parent of the General Partner. The compensation information described in this CD&A and contained in the tables that follow reflects all compensation received by our named executive officers for the services they provide to us and for the services they provide to the General Partner and the Partnership for the years covered.

All decisions regarding this compensation are made by the Compensation Committee, except that long-term equity incentive awards recommended by the Compensation Committee under the Targa Resources Partners Long-Term Incentive Plan are approved by the board of directors of the General Partner who oversees that plan.  The named executive officers devote their time as needed to the conduct of our business and affairs and the conduct of the Partnership’s business and affairs. During 2014, the Partnership reimbursed us and our affiliates for the compensation of our named executive officers pursuant to the Partnership’s partnership agreement. See “—Transactions with Related Persons—Reimbursement of Operating and General and Administrative Expense” for additional information regarding the Partnership’s reimbursement obligations.

The Compensation Committee believes that the actions it has taken to govern compensation in a responsible way as described in this CD&A and the Company’s performance over its trading history demonstrate that our compensation programs are structured to pay reasonable amounts for performance based on our understanding of the markets in which we compete for executive talent and the returns our shareholders have realized.

We held our last advisory say on pay vote regarding executive compensation at our 2014 Annual Meeting. At that meeting, more than 99% of the votes cast by our shareholders approved the compensation paid to our named executive officers as described in the CD&A and the other related compensation tables and disclosures contained in our Proxy Statement filed with the SEC on April 7, 2014. The Board of Directors and the Compensation Committee reviewed the results of this vote and concluded that with this level of support, no changes to our compensation design and philosophy needed to be considered.  In accordance with the preference expressed by our shareholders to conduct an advisory vote on executive compensation every three years, the next advisory vote will occur as part of the 2017 Annual Meeting. At the 2017 Annual Meeting, our shareholders will also have the opportunity to vote on the frequency of future advisory votes on executive compensation.

Summary of Key Strategic Results

Our main source of cash flow is from our general and limited partner interests and our incentive distribution rights in the Partnership. As described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K, our 2014 strategic and operational accomplishments, our 2014 financial results and the 2014 financial results of the Partnership demonstrate the significant increases in both our business scale and diversity and in our results of operations in comparison to 2013. In summary, some of our more significant financial, operational and strategic highlights in 2014 included:

•	Excellent execution across our businesses, including strong financial performance, with the Partnership’s adjusted EBITDA for 2014 52.8% higher than 2013 and above the mid-range of public guidance;
•	Excellent execution on announced expansion projects, with over $0.7 billion of capital expenditures for growth projects that were placed in service during 2014 and completed on or ahead of schedule and on or below budget, and with projects scheduled for completion in 2015 on track;
•	Continued development of our potential future expansion project portfolio;
•	Continued execution efforts and solid volume growth for our Bakken Shale midstream business;
•	Execution of agreements to acquire Atlas Energy, L.P. and Atlas Pipeline Partners, L.P., which upon completion we believe will increase long-term value because of the strategic fit of the acquired businesses and the increase in our scale and diversity; and
•	A continued strong track record and performance regarding safety, with several industry safety recognitions in 2014, and compliance in all aspects of our business, including environmental and regulatory compliance.

See “—Components of Executive Compensation Program for Fiscal 2014—Annual Cash Incentive Bonus” for further discussion of these summary highlights.

Summary of 2014 and 2015 Compensation Decisions

While the compensation arrangements for our named executive officers during fiscal 2014 remained substantially similar to those in place during fiscal 2013, specific compensatory changes in 2014 included the following:

•	Base salary raises were approved for certain named executive officers, ranging from 6.7% to 15.4%. Mr. Joyce did not receive a base salary increase for 2014 at his request. The Compensation Committee authorized base salary increases for the other named executive officers in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2014 Peer Group, adjusted for company size, and to reflect professional growth and the assumption of additional responsibilities. See “—Methodology and Process—Role of Peer Group and Benchmarking” for a description of the companies that comprise the 2014 Peer Group and of the methodology employed by BDO USA, LLC, the independent compensation consultant engaged by the Compensation Committee (the “Compensation Consultant”), to adjust Peer Group total direct compensation for company size.

•	The target bonus percentages for Messrs. Heim, McParland and Meloy for 2014 under our annual incentive plan were increased in order to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our 2014 Peer Group, adjusted for company size. For similar reasons, the long-term equity incentive award opportunities for 2014 for Messrs. Perkins, Heim, McParland and Meloy were also increased.

Consistent with, and in recognition of, our achievements in 2014 described above under “—Summary of Key Strategic Results,” in January 2015 the Compensation Committee approved 2014 annual cash incentive bonuses to our named executive officers at 200% of the target level.  The Compensation Committee also approved base salary raises and increases in the target bonus percentages and long-term incentive plan opportunities for certain named executive officers for 2015 to bring the total direct compensation of our named executive officers more closely in line with the total direct compensation provided to similarly situated executives at companies within our 2015 Peer Group, adjusted for company size. See “—Changes for 2015” for additional information regarding base salary, target bonus percentage and long-term incentive plan opportunity increases effected for fiscal 2015 and for a description of our Peer Group companies for 2015.

Discussion and Analysis of Executive Compensation

Compensation Philosophy and Elements

The following compensation objectives guide the Compensation Committee in its deliberations about executive compensation matters:

•	Competition Among Peers. The Compensation Committee believes our executive compensation program should enable us to attract and retain key executives by providing a total compensation program that is competitive with the market in which we compete for executive talent, which encompasses not only midstream natural gas companies but also other energy industry companies as described in “—Methodology and Process—Role of Peer Group and Benchmarking” below.

•	Accountability for Performance. The Compensation Committee believes our executive compensation program should ensure an alignment between our strategic, operational and financial performance and the total compensation received by our named executive officers. This includes providing compensation for performance that reflects individual and company performance both in absolute terms and relative to our Peer Group.

•	Alignment with Shareholder Interests. The Compensation Committee believes our executive compensation program should ensure a balance between short-term and long-term compensation while emphasizing at-risk or variable compensation as a valuable means of supporting our strategic goals and aligning the interests of our named executive officers with those of our shareholders.

•	Supportive of Business Goals. The Compensation Committee believes that our total compensation program should support our business objectives and priorities.

Consistent with this philosophy and the compensation objectives, our 2014 executive compensation program consisted of the following elements:

Compensation Element	Description	Role in Total Compensation
Base Salary	Competitive fixed-cash compensation based on individual’s role, experience, qualifications and performance	•A core element of competitive total compensation, important in attracting and retaining key executives
Annual Cash Incentive Bonus	Variable cash payouts tied to achievement of annual financial, operational and strategic business priorities and determined in the sole discretion of the Compensation Committee
•Aligns named executive officers with annual strategic, operational and financial results
•Recognizes individual and performance-based contributions to annual results
•Supplements base salary to help attract and retain executives

Long-Term Equity Incentive Awards	Restricted stock awards granted under our Stock Incentive Plan Equity-settled performance unit awards granted under the Partnership’s Long-Term Incentive Plan
•Aligns named executive officers with sustained long-term value creation
•Creates opportunity for a meaningful and sustained ownership stake
•Combined with salary and annual bonus, provides a competitive target total direct compensation opportunity substantially contingent on our performance relative to our LTIP Peer Group

Benefits	401(k) plan, health and welfare benefits
•Our named executive officers are eligible to participate in benefits provided to other Company employees
•Contributes toward financial security for various life events (e.g., disability or death)
•Generally competitive with companies in the midstream sector

Post-Termination Compensation	“Double trigger” cash change in control payments
•Helps mitigate possible disincentives to pursue value-added merger or acquisition transactions if employment prospects are uncertain
•Provides assistance with transition if post-transaction employment is not offered

Perquisites	None, other than minimal parking subsidies	•Compensation Committee’s policy is not to pay for perquisites for any of our named executive officers, other than minimal parking subsidies

Fiscal 2014 Total Direct Compensation

We review the mix of base salary, annual cash incentive bonuses and long-term equity incentive awards (i.e., total direct compensation) each year for the Company and for our Peer Group. We view the various components of total direct compensation as related but distinct and emphasize pay for performance, with a significant portion of total direct compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Although we typically target annual long-term equity incentive awards as a percentage of base salary, we have historically not operated under any formal policies or specific guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, we believe that our compensation packages are representative of an appropriate mix of compensation components, and we anticipate that we will continue to utilize a similar, though not identical, mix of compensation in future years.

The approximate allocation of target total direct compensation for our named executive officers in fiscal 2014 is presented below.  This reflects (i) the salary rates in effect as of December 31, 2014, (ii) target annual cash incentive bonuses for services performed in fiscal 2014, and (iii) the grant date fair value of long-term equity incentive awards granted during fiscal 2014.

Fiscal 2014 Target Total Direct Compensation

	Rene J. Joyce	Joe Bob Perkins	Michael A. Heim	Jeffrey J. McParland	Matthew J. Meloy
Base Salary	27%	21%	25%	29%	32%
Annual Cash Incentive Bonus	27%	21%	23%	26%	24%
Long-Term Equity Incentive Awards	46%	58%	52%	45%	44%
Total	100%	100%	100%	100%	100%

In the last three calendar years, the targeted total direct compensation (base salary plus target cash incentive bonus plus grant date fair value of long-term equity incentive awards) as set by the Compensation Committee for our Chief Executive Officer has resulted in a target level that is approximately 83% of the market total compensation level. Market compensation level is determined by the Compensation Consultant using a regression analysis for our Peer Group that adjusts for company size and that predicts total direct compensation as correlated to market capitalization and total assets. The following chart illustrates the relationship between the target total direct compensation available to our Chief Executive Officer and the market level developed by our Compensation Consultant for the last three years.

Because incentive compensation (i.e., target annual cash incentive bonus and grant date fair value of long-term equity incentive awards) comprised 79% of our Chief Executive Officer’s total compensation opportunity for 2014, the amount of compensation he ultimately realizes from these awards may be more or less than the target amount as determined in particular by our Compensation Committee’s evaluation of our performance, the total unitholder return on the Partnership’s common units on both an absolute basis and relative to peer companies and the total shareholder return on our common stock.

Annual Total Shareholder Return

In the last three calendar years, we have delivered annual total returns to our shareholders of 23.3% (for 2014), 70.8% (for 2013) and 33.6% (for 2012).

Methodology and Process

Role of Compensation Consultant in Setting Compensation

The Compensation Committee retained BDO as its independent Compensation Consultant to advise the Compensation Committee on matters related to executive and non-management director compensation for 2014. During 2013 and 2014, the Compensation Committee received advice from the Compensation Consultant with respect to the development and structure of our 2014 executive compensation program. As discussed above under “Meetings and Committees of Directors—Committees of the Board of Directors—Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with the Compensation Consultant.

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

The Peer Group company data that is reviewed by senior management and the Compensation Committee is simply one factor out of many that is used in connection with the establishment of compensation opportunities for our officers. The other factors considered include, but are not limited to, (i) available compensation data, rankings and comparisons, (ii) effort and accomplishment on a group and individual basis, (iii) challenges faced and challenges overcome, (iv) unique skills, (v) contribution to the management team and (vi) the perception of both the Board of Directors and the Compensation Committee of our performance relative to expectations and actual market/business conditions. All of these factors, including Peer Group company data and analysis, are utilized in a subjective assessment of each year’s decisions relating to base salary, annual cash incentive bonus and long-term equity incentive award decisions.

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

Because many companies in the Peer Group may be larger than we are as measured by market capitalization and total assets, with the assistance of the Compensation Consultant, compensation data for the Peer Group companies is analyzed using multiple regression analysis to develop a prediction of the total compensation that Peer Group companies of comparable size to us would offer similarly-situated executives. The regressed data is analyzed separately for each of the three comparator groups and is then weighted as follows to develop a reference point for assessing our total executive pay opportunity relative to market practice: (1) MLPs (given a 70% weighting), (2) E&Ps (given a 15% weighting) and (3) utility companies (given a 15% weighting). For 2014, the “Peer Group” companies (for purposes of determining 2014 compensation levels) were:

•	MLP peer companies: Access Midstream Partners, L.P., Atlas Pipeline Partners, L.P., Buckeye Partners, L.P., Crosstex Energy, L.P. (now EnLink Midstream Partners, LP), DCP Midstream Partners, LP, Enbridge Energy Partners L.P., Energy Transfer Partners, L.P., Enterprise Products Partners L.P., Genesis Energy, L.P., Magellan Midstream Partners, L.P., MarkWest Energy Partners, L.P., NuStar Energy L.P., ONEOK, Inc., Plains All American Pipeline, L.P., Regency Energy Partners LP and Williams Companies, Inc.

•	E&P peer companies: Apache Corporation, Cabot Oil & Gas Corporation, Cimarex Energy Company, Denbury Resources Inc., Devon Energy Corporation, EOG Resources, Inc., Halcon Resources Corporation, Murphy Oil Corporation, Newfield Exploration Company, Noble Energy, Inc., Pioneer Natural Resources Company, QEP Resources, Inc., SM Energy Company, Southwestern Energy Company and Ultra Petroleum Corporation

•	Utility peer companies: AGL Resources, Inc., Ameren Corporation, Atmos Energy Corporation, CenterPoint Energy, Inc., Dominion Resources, Inc., DTE Energy Company, Enbridge Inc., EQT Corporation, National Fuel Gas Company, NiSource Inc., Questar Corporation, Sempra Energy, Spectra Energy Corp. and TransCanada Corporation

The Peer Group companies we have historically used for compensation comparison purposes had remained fundamentally unchanged since our current approach using regression analysis to adjust for company size was developed in 2010. During 2013, we worked with our Compensation Consultant to make a number of changes to the composition of our Peer Group used for 2014 compensation purposes in order to reflect the ownership status of some of the peer companies and create more balance in the make-up of the Peer Group. Based upon the recommendation of our Compensation Consultant, we made the following changes to the 2013 Peer Group to create the 2014 Peer Group: (i) removed two companies—El Paso Corporation and Copano Energy, L.L.C.—that are no longer publicly traded, (ii) removed two companies—ONEOK Partners, L.P. and Williams Partners L.P.—which are “sponsored” MLPs for which relevant information is not publicly available and replaced them with their publicly traded general partners (the two general partners were then moved from our utility comparator group to our MLP comparator group), (iii) removed certain companies that were no longer considered to be appropriate for compensation comparison purposes for other reasons, such as being either too large or too small, and (iv) added new companies that are better alternatives to replace the companies that were removed in order to increase the number of companies in each comparator group to fifteen.

Senior management and the Compensation Committee review our compensation-setting practices and Peer Group companies on at least an annual basis.  See “—Changes for 2015” for a description of the changes that were made to the Peer Group for 2015 compensation purposes.

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

The Chairman of the Compensation Committee reviews and discusses the proposal with senior management and the Compensation Consultant and may discuss it with the other members of the Compensation Committee, other members of the Board of Directors, the full Board of Directors and/or the full board of directors of the General Partner. The Chairman of the Compensation Committee may request that senior management provide him with additional information or reconsider or revise the proposal. The resulting recommendation is then submitted for consideration to the full Compensation Committee, which typically invites other members of the Board of Directors and the directors of the General Partner, and also meets separately with the Compensation Consultant. The final compensation decisions are reported to the Board of Directors.

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

Components of Executive Compensation Program for Fiscal 2014

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

For 2014, the Compensation Committee authorized increases in base salary for certain of our named executive officers, effective March 1, 2014, as set forth in the following table. Salaries were increased to better align total direct compensation opportunities with the target total direct compensation provided to similarly situated executives at companies within our 2014 Peer Group, adjusted for company size and, in the case of Messrs. Perkins and Meloy, to reflect increased responsibilities. Mr. Joyce did not receive a base salary increase for 2014 at his request.

	Prior Salary	Base Salary Effective March 1, 2014	Percent Increase
Rene R. Joyce	$560,000	$560,000	0%
Joe Bob Perkins	525,000	560,000	6.7%
Michael A. Heim	485,000	535,000	10.3%
Jeffrey J. McParland	430,000	470,000	9.3%
Matthew J. Meloy	325,000	375,000	15.4%

Annual Cash Incentive Bonus

For 2014, our named executive officers were eligible to receive annual cash incentive bonuses under the 2014 Annual Incentive Plan (the “2014 Bonus Plan”), which was approved by the Compensation Committee in January 2014. The funding of the cash bonus pool and the payment of individual cash bonuses to executive management, including our named executive officers, are subject to the sole discretion of the Compensation Committee and will generally be determined near or following the end of the year to which the bonus relates.

The target amount of the cash bonus pool for all employees is equal to the sum of the target bonus amounts for all participants in the 2014 Bonus Plan. Each participant’s target bonus amount is equal to the product of the participant’s base salary (at the rate in effect as of the last day of the year to which the bonus relates) and the participant’s target bonus percentage, which may generally range from 6% to 100%. For purposes of the 2014 Bonus Plan, the percentage of base salary that was set as the “target” amount for each named executive officer’s bonus was as follows:

	Target Bonus Percentage (as a % of Base Salary)	Target Bonus Amount
Rene R. Joyce	100%	$560,000
Joe Bob Perkins	100%	560,000
Michael A. Heim	90%	481,500
Jeffrey J. McParland	90%	423,000
Matthew J. Meloy	75%	281,250

For 2014, the target bonus percentage for Messrs. Heim and McParland was increased from 80% to 90% and the target bonus percentage for Mr. Meloy was increased from 50% to 75% to align their total direct compensation more closely with the total direct compensation provided to similarly situated officers at companies within our Peer Group, adjusted for company size. The target bonus percentages for the other named executive officers did not change from the level in effect in 2013.

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

The Compensation Committee, after consultation with the Chief Executive Officer, established the following overall threshold, target and maximum levels for the 2014 Bonus Plan: (i) 50% of the target amount of the cash bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a threshold level; (ii) 100% of the target amount of the cash bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a target level; and (iii) 200% of the target amount of the cash bonus pool would be funded in the event that the Compensation Committee determined that our business priorities had been met for the year at a maximum level. While the established threshold, target and maximum levels provide general guidelines in determining the funding level of the cash bonus pool each year, senior management recommends a funding level to the Compensation Committee based on our achievement of specified business priorities for the year, and the Compensation Committee ultimately determines the total amount to be allocated to the cash bonus pool in its sole discretion based on its assessment of the business priorities and our overall performance for the year.

For purposes of determining the actual funding level of the cash bonus pool and the amount of individual bonus awards under the 2014 Bonus Plan, the Compensation Committee focused on the business priorities listed in the table below. These priorities are not objective in nature—they are subjective, and performance in regard to these priorities is ultimately evaluated by the Compensation Committee in its sole discretion. As such, success does not depend on achieving a particular target; rather, success is evaluated based on past norms, expectations and unanticipated obstacles or opportunities that arise. For example, hurricanes and deteriorating or changing market conditions may alter the priorities initially established by the Compensation Committee such that certain performance that would otherwise be deemed a negative may, in context, be a positive result. This subjectivity allows the Compensation Committee to account for the full industry and economic context of our actual performance and that of our personnel. The Compensation Committee considers all strategic priorities and reviews performance against the priorities and context but does not apply a formula or assign specific weightings to the strategic priorities in advance.

2014 Business Priority	Committee Consensus	Overall Assessment
Continue to control all operating, capital and general and administrative (“G&A”) costs	Exceeded
•Excellent execution across our businesses,  including strong financial performance, with the Partnership’s adjusted EBITDA for 2014 53% higher than 2013 and above the mid-range of public guidance:
oExcellent execution on:  volume growth for fractionation and exports; major project execution; expense control; distribution and dividend growth; credit, inventory, hedging and balance sheet management; and capital markets execution, including equity under the Partnership’s “At the Market” equity sales program

•Over $0.7 billion of capital expenditures for growth projects placed in service during 2014 that were completed on or ahead of schedule and on or below budget; projects scheduled for completion in 2015 on track
oExcellent execution on announced expansion projects including:  Cedar Bayou Fractionator (“CBF”) Train 5 expansion; High Plains Plant and Longhorn Plant startups; Little Missouri Plant under construction;  Phase II of the low ethane propane export project; Midland County pipeline; Winkler County Plant; and condensate splitter project
oContinued development of our potential future expansion project portfolio

•Atlas Merger Agreement structuring, negotiation and execution, which will add attractive positions in active basins, significant growth opportunities, increased scale and enhanced credit profile and should create significant long-term value

•Continued growth and execution of Badlands operations in the  Bakken in challenging environment:  including crude oil volumes 99% and natural gas volumes 82% above 2013 volumes

•Strong track record and performance regarding safety and compliance in all aspects of our business, including environmental and regulatory compliance; continued industry recognition through safety awards
oExpansion construction programs in 2014 involved over 1700 contractor full time equivalents at our facilities with no significant safety incidents

Continue priority emphasis and strong performance relative to a safe workplace	Exceeded
Reinforce business philosophy and mindset that promotes compliance with all aspects of our business including environmental and regulatory compliance	Achieved
Continue to tightly manage credit, inventory, interest rate and commodity price exposures	Achieved
Execute on major capital and development projects, such as finalizing negotiations, completing projects on time and on budget, and optimizing economics and capital funding	Exceeded
Pursue selected growth opportunities, including new gathering and processing (“G&P”) build-outs, fee-based capital expenditure projects and potential purchases of strategic assets	Exceeded
Pursue commercial and financial approaches to achieve maximum value and manage risks	Exceeded
Execute on all business dimensions, including 2014 guidance for EBITDA and distribution / dividend growth as furnished from time to time	Exceeded
Continue the expansion of system capabilities and the commercialization of Badlands including volume targets for 2014	Achieved
Continue to attract and retain needed operational and professional talent	Achieved

After assessing the results of the 2014 business priorities as summarized above, in January 2015 the Compensation Committee, in its sole discretion, approved a cash bonus pool equal to 200% of the target level under the 2014 Bonus Plan. The Compensation Committee determined to fund the bonus pool at the maximum level because it considered overall performance, including organizational performance, to have substantially exceeded expectations based on its assessment of the 2014 business priorities.

This subjective assessment that performance substantially exceeded expectations was based on a qualitative evaluation rather than a mechanical, quantitative determination of results across each of the business priorities, and occurred with the background and ongoing context of (i) refinements of the 2014 business priorities by the Board of Directors and the Compensation Committee, (ii) continued discussion and active dialogue among the Board of Directors and the Compensation Committee and management about priorities and performance, including routine reports sent to the Board of Directors and the Compensation Committee, (iii) detailed monthly performance communications to the Board of Directors, (iv) presentations and discussions in subsequent Board of Directors and Compensation Committee meetings, and (v) further discussion among the Board of Directors and Compensation Committee of our performance relative to expectations near the end and following the end of 2014. The extensive business and board of director experience of the members of the Compensation Committee and of our Board of Directors provides the perspective to make this subjective assessment in a qualitative manner and to evaluate management performance overall and the performance of individual executive officers.

In connection with determining the funding level of the cash bonus pool, the Compensation Committee also determined the amount of the annual cash incentive bonus payments to be made to each named executive officer under the 2014 Bonus Plan based on an evaluation of the executive group and each officer’s individual performance for the year. Because the funding level of the cash bonus pool was set at 200% of the target amount, each named executive officer was awarded a bonus amount equal to 200% of his respective target bonus amount, multiplied by a designated multiple determined by the Compensation Committee for each named executive officer based on his individual performance. The Compensation Committee determined that a performance multiplier of 1.0x should be applied to the named executive officers for 2014. The dollar amounts of the annual cash incentive bonus awards received by the named executive officers under the 2014 Bonus Plan and to be paid on February 27, 2015 are as follows:

	Target Bonus Amount	Individual Performance Factor	Company Performance Factor	Actual Bonus Amount
Rene R. Joyce	$560,000	1.0	2.0	$1,120,000
Joe Bob Perkins	560,000	1.0	2.0	1,120,000
Michael A. Heim	481,500	1.0	2.0	963,000
Jeffrey J. McParland	423,000	1.0	2.0	846,000
Matthew J. Meloy	281,250	1.0	2.0	562,500

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

The Compensation Committee determines the amount of long-term equity incentive awards under the Stock Incentive Plan and recommends to the board of directors of the General Partner an amount of long-term equity incentive awards under the Partnership’s Long-Term Incentive Plan that it believes is appropriate as a component of total compensation for each named executive officer for a given year based on its decisions regarding each named executive officer’s total compensation targets. The Long-Term Incentive Plan awards are ultimately approved by the General Partner’s board of directors. Long-term incentive awards to our named executive officers under the Stock Incentive Plan and the Long-Term Incentive Plan are made near the beginning of each year.

For 2014, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (i) twenty-five percent (25%) to restricted stock unit awards under the Stock Incentive Plan and (ii) seventy-five percent (75%) to equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan. This allocation is based on the dollar value of the awards based on average market prices of the underlying securities prior to the date of grant. The total dollar value of long-term equity incentive awards for each named executive officer for a given year is typically equal to a specified percentage of the officer’s base salary; however, the Compensation Committee may, in its discretion, award additional long-term equity incentive awards if deemed appropriate. The number of shares or units subject to each award is determined by dividing the total dollar value allocated to the award by the ten-day average closing price of the shares or units for the period ending five business days prior to the date of grant. For 2014, the specified percentage of each named executive officer’s base salary used for purposes of determining the amount of long-term equity incentive awards granted and the corresponding dollar values are set forth in the following table:

	Percentage of Base Salary	Total Dollar Value of Long-Term Equity Incentive Awards
Rene R. Joyce	190%	$1,064,000
Joe Bob Perkins	300%	1,680,000
Michael A. Heim	225%	1,203,750
Jeffrey J. McParland	170%	799,000
Matthew J. Meloy	150%	562,500

For Messrs. Perkins, Heim, McParland and Meloy, the base salary percentages used to determine the dollar values of the long-term equity incentive awards were increased from the percentages used in 2013 (200%, 190%, 140% and 115%, respectively) to align their total direct compensation more closely with similarly situated executives at companies within our 2014 Peer Group, adjusted for company size.

For the 2014 awards to our named executive officers, the Compensation Committee determined that a combination of equity awards consisting of restricted stock units (25% of award value) and equity-settled performance units (75% of award value) would provide an appropriate balance of performance-based long-term incentives and of parent and subsidiary MLP equity. The restricted stock unit awards are time-based awards that capture absolute total return performance of our common stock, and the equity-settled performance unit awards reflect both the absolute total return of the Partnership’s common units with variable performance based on the total return of the Partnership’s units in relation to the LTIP Peer Group (defined below). Also, this mix effectively aligns the named executive officer’s interests with both the interests of our stockholders and the interests of the Partnership’s unitholders. The larger portion of each named executive officer’s long-term equity incentive compensation allocated to equity-settled performance unit awards links executive compensation not only to the value of Partnership equity over time, but also to the relative performance of the Partnership compared to other midstream partnerships with which the Partnership competes.

Restricted Stock Unit Awards. In 2013 and prior years, the Compensation Committee awarded restricted stock awards to the named executive officers under the terms of our Stock Incentive Plan. For 2014, the Compensation Committee decided to award restricted stock units, which will settle in shares of our common stock, instead of restricted stock awards. The terms and conditions of the restricted stock unit awards are substantially similar to the terms and conditions of the previously granted and outstanding restricted stock awards, except that under the restricted stock unit awards, shares of stock are not delivered until the awards vest. The Compensation Committee determined that the use of restricted stock units provides greater design flexibility in our equity award program than restricted stock awards.

On January 14, 2014, our named executive officers were awarded restricted stock units under the Stock Incentive Plan which settle in shares of our common stock in the following amounts: (i) 3,054 restricted stock units to Mr. Joyce, (ii) 4,823 restricted stock units to Mr. Perkins, (iii) 3,465 restricted stock units to Mr. Heim, (iv) 2,294 restricted stock units to Mr. McParland and (v) 1,615 restricted stock units to Mr. Meloy.  These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or if, from the date of the executive’s retirement through the third anniversary of the grant date, the executive has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).  The Compensation Committee believes these continued vesting provisions following retirement allow the Company to benefit from employee non-compete obligations and ongoing access to cooperative employees, further align our executives’ interests with those of our shareholders and help attract and retain key employees.

Accelerated vesting provisions applicable to these awards in the event of certain terminations of employment and/or a change in control are described in detail below under “Executive Compensation—Potential Payments Upon Termination or Change in Control—Stock Incentive Plan.” During the period the restricted stock units are outstanding and unvested, we accrue any dividends paid by us in an amount equal to the dividends paid with respect to a share of common stock times the number of restricted stock units awarded. At the time the restricted stock units vest, the named executive officers will receive a cash payment equal to the amount of dividends accrued with respect to such named executive officer’s vested restricted stock units.

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

On January 14, 2014, our named executive officers were awarded equity-settled performance units under the Partnership’s Long-Term Incentive Plan in the following amounts: (i) 15,503 performance units to Mr. Joyce, (ii) 24,478 performance units to Mr. Perkins, (iii) 17,539 performance units to Mr. Heim, (iv) 11,642 performance units to Mr. McParland and (v) 8,196 performance units to Mr. Meloy.

The performance period for the 2014 performance unit awards began on June 30, 2014 and ends on June 30, 2017.  Provided a named executive officer remains continuously employed throughout the performance period, his 2014 performance units will vest on June 30, 2017 and will be settled as soon as practicable following the vesting date by the issuance of Partnership common units. In addition, the performance unit awards will continue to vest on the last day of the performance period if, from the date of the executive’s retirement through the last day of the performance period, the executive has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted). The performance unit awards remain subject to applicable performance-based vesting requirements described below during the post-retirement period.

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

For the 2014 performance unit awards, the LTIP Peer Group is composed of the Partnership and the following other companies (ticker noted in parenthesis):

Atlas Pipeline Partners, L.P. (APL)	MarkWest Energy Partners, L.P. (MWE)
Crosstex Energy, L.P. (XTEX) (now EnLink Midstream Partners, LP (ENLK))	Martin Midstream Partners L.P. (MMLP) ONEOK Partners, L.P. (OKS)
DCP Midstream Partners, LP (DPM)	Plains All American Pipeline L.P. (PAA)
Enbridge Energy Partners L.P. (EEP)	Regency Energy Partners LP (RGP)
Energy Transfer Partners, L.P. (ETP)	Williams Partners L.P. (WPZ)
Magellan Midstream Partners, L.P. (MMP)

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

The following charts illustrate the total return for the Partnership’s common units compared to the total return of each other company in the LTIP Peer Group and of the Alerian MLP Index (AMZx) measured over the period beginning on June 30 of each year in which the currently outstanding performance unit awards were made, using the Beginning Price described above, and continuing through December 31, 2014.

Outstanding performance unit awards granted prior to 2014 originally included Copano Energy, L.L.C. (“Copano”) as a member of the LTIP Peer Group.  Effective May 1, 2013, the Compensation Committee removed Copano from the LTIP Peer Group due to its acquisition by Kinder Morgan Energy Partners L.P. as of that date. Copano was replaced with Atlas Pipeline Partners L.P. (“Atlas”), which is a member of the LTIP Peer Group for the 2014 awards. For outstanding 2012 and 2013 performance unit awards, Copano remains in the peer group through May 1, 2013, and Atlas is substituted for Copano’s position in the performance ranking as of May 2, 2013. For the 2011 performance unit awards, which have a performance period that ended June 30, 2014, Copano’s performance through May 1, 2013, including the acquisition premium, was used for the peer group performance ranking in determining vesting. With respect to these 2011 performance unit awards, the Partnership’s total return rank was [third] among the LTIP Peer Group, and the board of directors of the General Partner certified that the performance goal was achieved with a 123.2% total return, resulting in a performance vesting percentage of 150%. See “Executive Compensation—Option Exercises and Stock Vested in 2014” for more information.

Severance and Change in Control Benefits

The Executive Officer Change in Control Program (the “Change in Control Program”), in which each of our named executive officers is eligible to participate,  provides for post-termination payments following a qualifying termination of employment in connection with a change in control event, or what is commonly referred to as a “double trigger” benefit. The vesting of certain of our long-term equity incentive compensation awards accelerates upon a change in control irrespective of whether the officer is terminated, and/or upon certain termination of employment events, such as death, disability or a termination by us without cause. Please see “Executive Compensation—Potential Payments Upon Termination or Change in Control” below for further information.

We believe that the Change in Control Program and the accelerated vesting provisions in our long-term equity incentive awards create important retention tools for us and are consistent with the practices common among our industry peers. Accelerated vesting of long-term equity incentive awards upon a change in control enables our named executive officers to realize value from these awards consistent with value created for investors upon the closing of a transaction. In addition, we believe that post-termination benefits may, in part, mitigate some of the potential uncertainty created by a potential or actual change in control transaction, including with respect to the future employment of the named executive officers, thus allowing management to focus on the business transaction at hand.

Retirement, Health and Welfare, and Other Benefits

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

Changes for 2015

In consultation with the Compensation Consultant, the Compensation Committee has reviewed our executive compensation program and has made certain changes for 2015, which are described in more detail below. The analysis provided by the Compensation Consultant indicated that the compensation of chief executive officers and chief operating officers at companies within our 2015 Peer Group substantially increased in 2014 as a result of continued competitiveness in the energy markets and the strength of the midstream sector. Specifically, the analysis provided to the Compensation Committee by the Compensation Consultant indicated that the current total target direct compensation for 2015 of our Chief Executive Officer remains more than 29% below and of our Chief Operating Officer remains more than 5% below the competitive market levels adjusted for company size using the regression analysis of 2015 Peer Group pay programs.

In order to align the total compensation of our named executive officers more closely with that of similarly situated officers within the 2015 Peer Group, the Compensation Committee has approved increases in the salary levels and the incentive-based compensation opportunities of the named executive officers as described below.

Base Salary

The Compensation Committee has authorized, and executive management will implement, the following base salaries for our named executive officers effective March 1, 2015:

	Effective March 1, 2015	Current Salary
Joe Bob Perkins	$725,000	$560,000
Michael A. Heim	600,000	535,000
Jeffrey J. McParland	500,000	470,000
Matthew J. Meloy	400,000	375,000

The Compensation Committee authorized base salary increases for the named executive officers (other than Mr. Joyce, who retired effective December 31, 2014), along with corresponding adjustments in annual cash bonus incentive targets and grant date fair values of long-term equity incentive awards, in order to align the total direct compensation of these individuals more closely with the total direct compensation provided to similarly situated executives at companies within our 2015 Peer Group, adjusted for company size, and to reflect professional growth, the assumption of additional responsibilities and individual performance.

Annual Cash Incentive Bonus

In preparing our business plan for 2015, senior management developed and proposed a set of business priorities to the Compensation Committee. The Compensation Committee discussed and adopted the business priorities proposed by senior management for purposes of the 2015 Annual Incentive Plan (the “2015 Bonus Plan”). The 2015 business priorities are similar to those in effect for 2014 but have been revised to include our goal of closing the acquisitions of Atlas Energy, L.P. and Atlas Pipeline Partners, L.P. while retaining personnel at both companies and actively pursuing growth opportunities to achieve business performance consistent with expectations for the mergers in the context of prevailing market conditions.

The overall threshold, target and maximum funding percentages for the 2015 Bonus Plan remain the same as for the 2014 Bonus Plan.  The target bonus percentage (as a percentage of base salary) for Mr. Meloy has been increased for 2015. The target bonus percentages of all other named executive officers (other than Mr. Joyce who retired December 31, 2014) remain the same as in 2014. As with the 2014 Bonus Plan, funding of the cash bonus pool and the payment of individual cash bonuses to executive management, including our named executive officers, is subject to the sole discretion of the Compensation Committee.

The following table shows the target bonus percentages for our named executive officers effective March 1, 2015:

	Effective March 1, 2015	Current Percentage
Joe Bob Perkins	100%	100%
Michael A. Heim	90%	90%
Jeffrey J. McParland	90%	90%
Matthew J. Meloy	80%	75%

Long-Term Equity Incentive Awards

For 2015, the Compensation Committee determined to adjust the allocation of the value of the long-term equity incentive component of our named executive officers’ compensation between awards under the Stock Incentive Plan and awards under the Partnership’s Long-Term Incentive Plan. Specifically, for 2015, the value of the long-term equity incentive component of our named executive officers’ compensation was allocated approximately (i) forty percent (40%) to restricted stock units under the Stock Incentive Plan and (ii) sixty percent (60%) to equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan. Upon the recommendation of senior management, the Compensation Committee decided to change our historical allocation of (i) twenty-five percent (25%) to awards under the Stock Incentive Plan and (ii) seventy-five percent (75%) to awards under the Partnership’s Long-Term Incentive Plan so that the mix of awards would be more aligned with the relative market capitalizations of the Company and the Partnership.

In addition, for 2015, the Compensation Committee approved increases in the percentage of base salary used to determine the total dollar value of the annual long-term equity incentive awards granted to the named executive officers (other than Mr. Joyce, who retired effective December 31, 2014). The following table shows the percentages used for long-term incentive awards for our named executive officers effective in 2015:

	Effective March 1, 2015	Current Percentage
Joe Bob Perkins	350%	300%
Michael A. Heim	250%	225%
Jeffrey J. McParland	200%	170%
Matthew J. Meloy	190%	150%

Restricted Stock Unit Awards. On January 15, 2015, our named executive officers were awarded equity-settled restricted stock units under the Stock Incentive Plan in the following amounts: (i) 9,912 restricted stock units to Mr. Perkins, (ii) 5,859 restricted stock units to Mr. Heim, (iii) 3,906 restricted stock units to Mr. McParland, and (iv) 2,969 restricted stock units to Mr. Meloy. These restricted stock units vest in full on the third anniversary of the grant date, subject to the officer’s continued service or fulfillment of certain service related requirements following retirement.

Equity-Settled Performance Unit Awards. On January 21, 2015, our named executive officers were awarded equity-settled performance units under the Partnership’s Long-Term Incentive Plan in the following amounts: (i) 32,168 performance units to Mr. Perkins, (ii) 19,015 performance units to Mr. Heim, (iii) 12,677 performance units to Mr. McParland, and (iv) 9,634 performance units to Mr. Meloy. The vesting and settlement value of these performance unit awards will be determined using the formula adopted for the performance unit awards granted on January 14, 2014, except that the performance period for the 2015 awards will begin on June 30, 2015 and end on June 30, 2018. Please see “—Components of Executive Compensation Program for Fiscal 2014—Long-Term Equity Incentive Awards—Equity-Settled Performance Unit Awards.”

2015 Peer Group

During 2014, we worked with our Compensation Consultant to include additional master limited partnerships in our Peer Group used for 2015 compensation purposes. Based upon the recommendation of our Compensation Consultant, we made the following changes to the 2014 Peer Group to create the 2015 Peer Group: (i) added two companies—Enable Midstream Partners, LP and Summit Midstream Partners, LP, and (ii) recognized the name change of Crosstex Energy, L.P. to Enlink Midstream Partners, LP.

Other Compensation Matters

Accounting Considerations. We account for the equity compensation expense for our employees, including our named executive officers, under the rules of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, which requires us to estimate and record an expense for each award of long-term equity incentive compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Clawback Policy. To date, we have not adopted a formal clawback policy to recoup incentive-based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, restricted stock and/or restricted stock unit agreements covering grants made to our named executive officers and other employees in 2011 and later years do include language providing that any compensation, payments or benefits provided under such an award (including profits realized from the sale of earned shares) are subject to clawback to the extent required by applicable law.

Securities Trading Policy. All of our officers, employees and directors are subject to our Insider Trading Policy, which, among other things, prohibits officers, employees and directors from engaging in certain short-term or speculative transactions involving our securities. Specifically, the policy provides that officers, employees and directors may not engage in the following transactions: (i) the purchase of our common stock on margin, (ii) short sales of our common stock, or (iii) the purchase or sale of options of any kind, whether puts or calls, or other derivative securities, relating to our common stock.

Compensation Risk Assessment

The Compensation Committee reviews the relationship between our risk management policies and compensation policies and practices each year and, for 2014, has concluded that we do not have any compensation policies or practices that expose us to excessive or unnecessary risks that are reasonably likely to have a material adverse effect on us. Because our Compensation Committee retains the sole discretion for determining the actual amount paid to executives pursuant to our annual cash incentive bonus program, our Compensation Committee is able to assess the actual behavior of our executives as it relates to risk-taking in awarding bonus amounts. In addition, the performance objectives applicable to our annual bonus program consist of a combination of six or more diverse company-wide and business unit goals, including commercial, operational and financial goals to support our business plan and priorities, which we believe lessens the potential incentive to focus on meeting certain short-term goals at the expense of longer-term risk. Further, our use of long-term equity incentive compensation with three-year vesting and performance periods serves our executive compensation program’s goal of aligning the interests of executives and shareholders, thereby reducing the incentives to unnecessary risk-taking.

COMPENSATION COMMITTEE REPORT

Messrs. Crisp and Redd and Ms. Fulton are the current members of our Compensation Committee. Effective February 11, 2014, Mr. Crisp resigned as Chairman of the Compensation Committee, while remaining on the Compensation Committee and the Board of Directors appointed Mr. Redd as Chairman. In fulfilling its oversight responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended December 31, 2014 Based on these reviews and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The Compensation Committee

Ershel C. Redd Jr., Chairman	Charles R. Crisp	Laura C. Fulton

Executive Compensation Tables

Summary Compensation Table for 2014

The following Summary Compensation Table sets forth the compensation of our named executive officers for 2014, 2013 and 2012. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards ($) (2)	All Other Compensation (3)	Total
Joe Bob Perkins	2014	$554,167	$1,120,000	$1,552,665	$21,931	$3,248,763
Chief Executive Officer	2013	517,500	918,750	1,012,070	21,456	2,469,776
	2012	478,000	633,600	784,417	20,488	1,916,505

Matthew J. Meloy	2014	366,667	562,500	519,890	21,548	1,470,605
Senior Vice President,	2013	316,667	355,469	360,238	21,046	1,053,420
Chief Financial Officer and Treasurer	2012	268,333	283,594	290,776	20,274	862,977

Rene R. Joyce	2014	560,000	1,120,000	983,317	21,942	2,685,259
Executive Chairman of	2013	560,000	980,000	1,025,563	21,542	2,587,105
the Board of Directors	2012	557,833	924,000	1,022,777	20,569	2,525,179

Michael A. Heim	2014	526,667	963,000	1,112,536	21,874	2,624,077
President and Chief	2013	480,833	679,000	888,231	21,381	2,069,445
Operating Officer	2012	452,500	607,200	685,357	20,462	1,765,519

Jeffrey J. McParland	2014	463,333	846,000	738,476	21,745	2,069,554
President—Finance and
Administration

(1)	For 2014, represents payments pursuant to our 2014 Bonus Plan. Please see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2014—Annual Cash Incentive Bonus.” As discussed above, payments pursuant to our Bonus Plan are discretionary and not based on objective performance measures.

(2)	Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock unit awards under our Stock Incentive Plan and of equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan, in each case, granted in 2014 and computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 22 to our “Consolidated Financial Statements” beginning on page F-1 of our Annual Report on Form 10-K for fiscal year 2014. Detailed information about the amount recognized for specific awards is reported in the table under “—Grants of Plan-Based Awards for 2014” below. - The grant date fair value of each restricted stock unit subject to the restricted stock unit awards granted on January 14, 2014, assuming vesting will occur, is $87.45. The aggregate grant date fair value for the equity-settled performance unit awards granted on January 14, 2014 is determined by multiplying a number of units equal to approximately 89.19% of the number of performance units awarded by $51.80, and that value is consistent with the estimate of aggregate compensation cost to be recognized over the service period of the awards, excluding the effect of estimated forfeitures. Assuming, instead, a payout percentage for these performance unit awards of 150%, which is the maximum payout percentage under the awards, the aggregate grant date fair value of the equity-settled performance unit awards granted on January 14, 2014 for each named executive officer is as follows: Mr. Perkins—$1,901,941; Mr. Meloy—$639,829; Mr. Joyce—$1,204,583; Mr. Heim —$1,362,780; and Mr. McParland—$904,583.

(3)	For 2014 “All Other Compensation” includes (i) the aggregate value of all employer-provided contributions to our 401(k) plan and (ii) the dollar value of life insurance premiums paid by the Company with respect to life insurance for the benefit of each named executive officer.

Name	401(k) and Profit Sharing Plan	Dollar Value of Life Insurance Premiums	Total
Joe Bob Perkins	$20,800	$1,131	$21,931
Matthew J. Meloy	20,800	748	21,548
Rene R. Joyce	20,800	1,142	21,942
Michael A. Heim	20,800	1,074	21,874
Jeffrey J. McParland	20,800	945	21,745

Grants of Plan-Based Awards for 2014

The following table and the footnotes thereto provide information regarding grants of plan-based equity awards made to the named executive officers during 2014:

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	of Shares of Stock or Units (1)	Grant Date Fair Value of Equity Awards (2)
Mr. Perkins	01/14/14				4,823	$421,771
	01/14/14	8,739	24,478	36,717		1,130,894
	01/14/14
Mr. Meloy	01/14/14				1,615	141,232
		2,926	8,196	12,294		378,659

Mr. Joyce	01/14/14				3,054	267,072
	01/14/14	5,535	15,503	23,255		716,245

Mr. Heim	01/14/14				3,456	302,227
	01/14/14	6,261	17,539	26,309		810,309

Mr. McParland	01/14/14				2,294	200,610
	01/14/14	4,156	11,642	17,463		537,865

(1)	The grants on January 14, 2014 are restricted stock unit awards granted under our Stock Incentive Plan and equity-settled performance units granted under the Partnership’s Long-Term Incentive Plan. For a detailed description of how performance achievements will be determined for the equity-settled performance units, see “Compensation Discussion and Analysis—Components of Executive Compensation Program for Fiscal 2014—Long-Term Equity Incentive Awards—Equity-Settled Performance Unit Awards.”

(2)	The dollar amounts shown for the restricted stock unit awards granted on January 14, 2014 are determined by multiplying the shares reported in the table by $87.45, which is the grant date fair value of awards computed in accordance with FASB ASC Topic 718. The dollar amounts shown for the equity-settled performance units granted on January 14, 2014 are determined by multiplying a number of units equal to approximately 89.19% of the number of units reported in the table under the “Target” column by $51.80, which is the grant date fair value of awards computed in accordance with FASB ASC Topic 718, and that value is consistent with the estimate of aggregate compensation cost to be recognized over the service period of the awards, excluding the effect of estimated forfeitures.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table

A discussion of 2014 salaries, bonuses, incentive plans and awards is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the 2014 restricted stock unit awards under our Stock Incentive Plan and the 2014 equity-settled performance unit awards under the Partnership’s Long-Term Incentive Plan, such as the vesting schedule of such awards, any applicable performance-based conditions, and the extent to which dividends and distributions are paid with respect to such awards.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table and the footnotes related thereto provide information regarding equity-based awards outstanding as of December 31, 2014 for each of our named executive officers.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (1)	Market Value of Shares of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested (4)
Joe Bob Perkins	14,753	$1,564,556	45,710	$2,188,595
Matthew J. Meloy	5,223	553,899	16,417	786,046
Rene R. Joyce	14,579	1,546,103	49,404	2,365,464
Michael A. Heim	12,151	1,288,614	39,058	1,870,097
Jeffrey J. McParland	8,490	900,365	27,471	1,315,311

(1)	Represents the following shares of restricted stock and restricted stock units under our Stock Incentive Plan held by our named executive officers:

	January 12, 2012 Award (a)	January 15, 2013 Award (b)	January 14, 2014 Award (c)	Total
Joe Bob Perkins	5,035	4,895	4,823	14,753
Matthew J. Meloy	1,866	1,742	1,615	5,223
Rene R. Joyce	6,565	4,960	3,054	14,579
Michael A. Heim	4,399	4,296	3,456	12,151
Jeffrey J. McParland	3,390	2,806	2,294	8,490

(a)	The restricted shares subject to the January 12, 2012 awards are subject to the following vesting schedule: 100% of the restricted shares vest on January 12, 2015, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period.

(b)	The restricted shares subject to the January 15, 2013 awards are subject to the following vesting schedule: 100% of the restricted shares vest on January 15, 2016, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period.

(c)	The restricted stock units subject to the January 14, 2014 awards are subject to the following vesting schedule: 100% of the restricted stock units vest on January 14, 2017, contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the vesting period. The underlying shares of stock are not issued until vesting at the end of the performance period.

The treatment of the outstanding restricted stock awards and restricted stock unit awards upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(2)	The dollar amounts shown are determined by multiplying the number of shares of restricted stock or the number of restricted stock units reported in the table by the closing price of a share of our common stock on December 31, 2014 ($106.05). The amounts do not include any related dividends accrued with respect to the awards.

(3)	Represents the following performance units linked to the performance of the Partnership’s common units held by our named executive officers:

	January 12, 2012 Award (a)	January 15, 2013 Award (b)	January 14, 2014 Award (c)	Total
Joe Bob Perkins	18,619	20,971	6,120	45,710
Matthew J. Meloy	6,903	7,465	2,049	16,417
Rene R. Joyce	24,277	21,251	3,876	49,404
Michael A. Heim	16,268	18,405	4,385	39,058
Jeffrey J. McParland	12,536	12,024	2,911	27,471

(a)	Reflects the target number of performance units granted to the named executive officers on January 12, 2012 multiplied by a performance percentage of 114.3%, which in accordance with SEC rules is the next higher performance level under the award that exceeds 2014 performance. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends June 30, 2015, and the Partnership’s performance over the applicable performance period measured against a peer group of companies.

(b)	Reflects the target number of performance units granted to the named executive officers on January 15, 2013 multiplied by a performance percentage of 100%, which in accordance with SEC rules is the next higher performance measure that exceeds 2014 performance. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends June 30, 2016, and the Partnership’s performance over the applicable performance period measured against a peer group of companies.

(c)	Reflects the target number of performance units granted to the named executive officers on January 14, 2014 multiplied by a performance percentage of 25.0%, which in accordance with SEC rules is the threshold performance measure under the awards. Vesting of these awards is contingent upon continuous employment or the satisfaction of certain other service-related conditions upon the executive’s retirement, in either case, through the end of the performance period, which ends June 30, 2017, and the Partnership’s performance over the applicable performance period measured against a peer group of companies.

The treatment of the outstanding performance units upon certain terminations of employment (including retirement) or the occurrence of a change in control is described below under “—Potential Payments Upon Termination or Change in Control.”

(4)	The dollar amounts shown are determined by multiplying the number of performance units reported in the table by the closing price of a common unit of the Partnership on December 31, 2014 ($47.88). The amounts do not include any related cash distributions accrued with respect to the awards.

Option Exercises and Stock Vested in 2014

The following table provides the amount realized during 2014 by each named executive officer upon the vesting of restricted stock and performance unit awards. None of our named executive officers exercised any option awards during the 2014 year and, currently, there are no options outstanding under any of our plans.

	Stock Vested for 2014		Units Vested for 2014
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)	Number of Units Acquired on Vesting (3)	Value Realized on Vesting (4)
Joe Bob Perkins	4,250	$410,210	17,535	$1,261,117
Matthew J. Meloy	1,260	121,615	5,205	374,416
Rene R. Joyce	7,690	742,239	31,665	2,277,347
Michael A. Heim	3,770	363,880	15,540	1,117,637
Jeffrey J. McParland	3,540	341,681	14,565	1,047,515

(1)	Shares of restricted stock granted under our Stock Incentive Plan on February 14, 2011, which vested on February 14, 2014.
(2)	Computed with respect to the restricted stock awards granted under our Stock Incentive Plan by multiplying the number of shares of stock vesting by the closing price of a share of common stock on the February 14, 2014 vesting date ($96.52) and does not include associated dividends accrued during the vesting period.
(3)	Performance units linked to the performance of the Partnership’s common units granted under the Partnership’s Long-Term Incentive Plan in February 2011, which vested on June 30, 2014, at the 150% payout level
(4)	Computed as the number of performance units vested multiplied by the closing price of a Partnership common unit on June 30, 2014 ($71.92), the vesting date, and does not include associated distributions accrued during the vesting period.

Pension Benefits

Other than our 401(k) Plan, we do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments Upon Termination or Change in Control

Aggregate Payments

The table below reflects the aggregate amount of payments and benefits that we believe our named executive officers would have received under the Change in Control Program, our Stock Incentive Plan and the Partnership’s Long-Term Incentive Plan upon certain specified termination of employment and/or a change in control events, in each case, had such event occurred on December 31, 2014.  Details regarding individual plans and arrangements follow the table. The amounts below constitute estimates of the amounts that would be paid to our named executive officers upon each designated event, and do not include any amounts accrued through fiscal 2014 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary and benefits generally available to all salaried employees. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated and/or a change in control actually occurs. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name	Change in Control (No Termination)	Qualifying Termination Following Change in Control	Termination by us without Cause	Termination for Death or Disability
Joe Bob Perkins	$4,839,458	$8,239,890	$2,606,586	$4,238,689
Matthew J. Meloy	1,707,495	3,728,428	936,026	1,514,155
Rene R. Joyce	4,669,666	8,068,923	2,814,489	4,433,274
Michael A. Heim	3,962,027	7,063,710	2,226,881	3,572,573
Jeffrey J. McParland	2,751,305	5,482,488	1,565,656	2,506,630

Executive Officer Change in Control Severance Program

We adopted the Change in Control Program on and effective as of January 12, 2012.  Each of our named executive officers was an eligible participant in the Change in Control Program during the 2014 calendar year.
The Change in Control Program is administered by our Vice President—Human Resources. The Change in Control Program provides that if, in connection with or within 18 months after a “Change in Control,” a participant suffers a “Qualifying Termination,” then the individual will receive a severance payment, paid in a single lump sum cash payment within 60 days following the date of termination, equal to three times (i) the participant’s annual salary as of the date of the Change in Control or the date or termination, whichever is greater, and (ii) the amount of the participant’s annual salary multiplied by the participant’s most recent “target” bonus percentage specified by the Compensation Committee prior to the Change in Control.  In addition, the participant (and his eligible dependents, as applicable) will receive the continuation of their medical and dental benefits until the earlier to occur of (a) three years from the date of termination, or (b) the date the participant becomes eligible for coverage under another employer’s plan.

For purposes of the Change in Control Program, the following terms will generally have the meanings set forth below:

•	Cause means discharge of the participant by us on the following grounds: (i) the participant’s gross negligence or willful misconduct in the performance of his duties, (ii) the participant’s conviction of a felony or other crime involving moral turpitude, (iii) the participant’s willful refusal, after 15 days’ written notice, to perform his material lawful duties or responsibilities, (iv) the participant’s willful and material breach of any corporate policy or code of conduct, or (v) the participant’s willfully engaging in conduct that is known or should be known to be materially injurious to us or our subsidiaries.

•	Change in Control means any of the following events: (i) any person (other than the Partnership) becomes the beneficial owner of more than 20% of the voting interest in us or in the General Partner, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company or the General Partner (other than to the Partnership or its affiliates), (iii) a transaction resulting in a person other than Targa Resources GP LLC or an affiliate being the General Partner of the Partnership, (iv) the consummation of any merger, consolidation or reorganization involving us or the General Partner in which less than 51% of the total voting power of outstanding stock of the surviving or resulting entity is beneficially owned by the stockholders of the Company or the General Partner, immediately prior to the consummation of the transaction, or (v) a majority of the members of the Board of Directors or the board of directors of the General Partner is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the applicable Board of Directors before the date of the appointment or election.

•	Good Reason means: (i) a material reduction in the participant’s authority, duties or responsibilities, (ii) a material reduction in the participant’s base compensation, or (iii) a material change in the geographical location at which the participant must perform services. The individual must provide notice to us of the alleged Good Reason event within 90 days of its occurrence and we have the opportunity to remedy the alleged Good Reason event within 30 days from receipt of the notice of such allegation.

•	Qualifying Termination means (i) an involuntary termination of the individual’s employment by us without Cause or (ii) a voluntary resignation of the individual’s employment for Good Reason.

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

If amounts payable to a named executive officer under the Change in Control Program, together with any other amounts that are payable by us as a result of a Change in Control (collectively, the “Payments”), exceed the amount allowed under section 280G of the Internal Revenue Code for such individual, thereby subjecting the individual to an excise tax under section 4999 of the Internal Revenue Code, then, depending on which method produces the largest net after-tax benefit for the recipient, the Payments shall either be: (i) reduced to the level at which no excise tax applies or (ii) paid in full, which would subject the individual to the excise tax.

The following table reflects payments that would have been made to each of the named executive officers under the Change in Control Program in the event there was a Change in Control and the officer incurred a Qualifying Termination, in each case as of December 31, 2014.

Name	Qualifying Termination Following Change in Control (1)
Joe Bob Perkins	$3,400,432
Matthew J. Meloy	2,020,933
Rene R. Joyce	3,399,257
Michael A. Heim	3,101,683
Jeffrey J. McParland	2,731,183

(1) Includes 3 years’ worth of continued participation in our medical and dental plans, calculated based on the monthly employer-paid portion of the premiums for our medical and dental plans as of December 31, 2014 for each named executive officer and his eligible dependents in the following amounts: (a) Mr. Perkins – $40,432, (b) Mr. Meloy – $52,183, (c) Mr. Joyce – $39,257, (d) Mr. Heim – $52,183, and (e) Mr. McParland– $52,183.

Stock Incentive Plan

Each of our named executive officers held outstanding restricted stock awards and restricted stock units under our forms of restricted stock agreement and restricted stock unit agreement, as applicable (the “Stock Agreements”), and the Stock Incentive Plan as of December 31, 2014.  If a “Change in Control” occurs and the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the date of the Change in Control, then, in either case, the restricted stock and restricted stock units granted to him under the Stock Agreements, and related dividends then credited to him, will fully vest on the date upon which such Change in Control occurs.

Restricted stock and restricted stock units granted to a named executive officer under the Stock Agreements, and related dividends then credited to him, will also fully vest if the named executive officer’s employment is terminated by reason of death or a “Disability.”  If a named executive officer’s employment with us is terminated for any reason other than death or Disability, then his unvested restricted stock and restricted stock units are forfeited to us for no consideration, except that, if a named executive officer retires, his awards will continue to vest on the third anniversary of the date of grant if, from the date of his retirement through the third anniversary date, the named executive officer has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).

The following terms generally have the following meanings for purposes of the Stock Incentive Plan and Stock Agreements:

Affiliate means an entity or organization which, directly or indirectly, controls, is controlled by, or is under common control with, us.

Change in Control means the occurrence of one of the following events: (i) any person or group acquires or gains ownership or control (including, without limitation, the power to vote), by way of merger, consolidation, recapitalization, reorganization or otherwise, of more than 50% of the outstanding shares of our voting stock or more than 50% of the combined voting power of the equity interests in the Partnership or the General Partner; (ii) the liquidation or dissolution of us or the approval by the limited partners of the Partnership of a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by us of all or substantially all of our assets in one or more transactions to any person other than Warburg Pincus LLC or any other Affiliate; (iv) the sale or disposition by either the Partnership or the General Partner of all or substantially all of its assets in one or more transactions to any person other than Warburg Pincus LLC, the General Partner, or any other Affiliate; (v) a transaction resulting in a person other than Targa Resources GP LLC or an Affiliate being the General Partner of the Partnership; or (vi) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of our Board of Directors.

Disability means a disability that entitles the named executive officer to disability benefits under our long-term disability plan.

The following table reflects amounts that would have been received by each of the named executive officers under the Stock Incentive Plan and related Stock Agreements in the event there was a Change in Control or their employment was terminated due to death or Disability, each as of December 31, 2014.  The amounts reported below assume that the price per share of our common stock was $106.05, which was the closing price per share of our common stock on December 31, 2014.  No amounts are reported assuming retirement as of December 31, 2014, since additional conditions must be met following a named executive officer’s retirement in order for any restricted stock awards or restricted stock units to become vested.

Name	Change in Control		Termination for Death or Disability
Joe Bob Perkins	$1,632,104	(1)	$1,632,104	(1)
Matthew J. Meloy	578,130	(2)	578,130	(2)
Rene R. Joyce	1,618,784	(3)	1,618,784	(3)
Michael A. Heim	1,345,692	(4)	1,345,692	(4)
Jeffrey J. McParland	940,974	(5)	940,974	(5)

(1)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $533,962 and $31,469, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $519,115 and $23,166, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $511,479 and $12,914, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.

(2)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $197,889 and $11,663, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $184,739 and $8,244, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $171,271 and $4,324, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.

(3)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $696,218 and $41,031, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $526,008 and $23,473, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $323,877 and $8,177, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.

(4)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $466,514 and $27,494, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $455,591 and $20,331, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $366,509 and $9,253, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.

(5)	Of the amount reported under each of the “Change in Control” column and the “Termination for Death or Disability” column: (a) $359,510 and $21,188, respectively, relate to the restricted shares and related dividend rights granted on January 12, 2012, which vested on January 12, 2015; (b) $297,576 and $13,279, respectively, relate to the restricted shares and related dividend rights granted on January 15, 2013, which are scheduled to vest on January 15, 2016; and (c) $243,279 and $6,142, respectively, relate to the restricted stock units and related dividend rights granted on January 14, 2014, which are scheduled to vest January 14, 2017.

Partnership’s Long-Term Incentive Plan

Each of our named executive officers held outstanding performance unit awards under the Partnership’s form of performance unit grant agreement (the “Performance Unit Agreement”) and the Partnership’s Long-Term Incentive Plan as of December 31, 2014.  If a “Change in Control” occurs during the performance period established for the performance units and related distribution rights granted to a named executive officer under the Performance Unit Agreements, the performance units will be settled upon the occurrence of the Change in Control by providing the named executive officer with a number of common units of the Partnership equal to the target number of performance units granted to the named executive officer plus a cash payment in the amount of distribution equivalent rights then credited to the named executive officer, if any; provided the named executive officer has (i) remained continuously employed by us from the date of grant to the date upon which such Change in Control occurs or (ii) retired following the date of grant and either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted).  The General Partner may elect to settle the performance unit awards in cash instead of in common units.

Generally, performance units and the related distribution equivalent rights granted to a named executive officer under a Performance Unit Agreement will be automatically forfeited without payment upon the termination of the named executive officer’s employment with us and our affiliates.  However, if a named executive officer’s employment is terminated by reason of his death or “Disability” or is terminated by us other than for “Cause,” or if the executive has retired and he has either performed consulting services for us or refrained from working for one of our competitors or in a similar role for another company (however, directorships at non-competitors are permitted), through the end of the performance period, he will become vested in the performance units that he is otherwise qualified to receive payment for based on achievement of the performance goal at the end of the performance period as if the named executive officer had remained continuously employed through the end of the performance period.  The named executive officer will also receive a cash payment in the amount of the distribution equivalent rights that would have accrued through the end of the performance period.

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

The following table reflects amounts that would have been received by each of the named executive officers under the Partnership’s Long-Term Incentive Plan and related Performance Unit Agreements in the event there was a Change in Control (in which case the performance percentage is deemed to be 100%) or their employment was terminated due to death or Disability or by us without Cause, each as of December 31, 2014.  No amounts are reported assuming retirement as of December 31, 2014, since additional conditions must be met following a named executive officer’s retirement in order for any performance unit awards to become vested.  The amounts reported below assume that the price per Partnership common unit was $47.88, which was the closing price per common unit on December 31, 2014.  In addition, the amounts reported below in the “Termination for Death or Disability or Without Cause” column assume that the applicable performance period for each award ended December 31, 2014 and are based on achieving the next higher performance level for the award (if any) that exceeds performance for the 2014 fiscal year; however, the distribution amounts reported in this column are calculated through the end of the actual applicable performance period assuming the distribution level in effect as of December 31, 2014.

Name	Change in Control		Termination for Death or Disability or Without Cause
Joe Bob Perkins	$3,207,354	(1)	$2,606,586	(1)
Matthew J. Meloy	1,129,365	(2)	936,026	(2)
Rene R. Joyce	3,050,882	(3)	2,814,489	(3)
Michael A. Heim	2,616,336	(4)	2,226,881	(4)
Jeffrey J. McParland	1,810,332	(5)	1,565,656	(5)

(1)	Of the amount reported under the “Change in Control” column: (a) $779,965 and $117,573, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,004,091 and $95,103, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $1,172,007 and $38,614, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $891,478 and $164,080, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,004,091 and $195,450, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $293,026 and $58,461, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.

(2)	Of the amount reported under the “Change in Control” column: (a) $289,147 and $43,586, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $357,424 and $33,854, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $392,424 and $12,929, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $330,516 and $60,833, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $357,424 and $69,574, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $98,106 and $19,573, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.

(3)	Of the amount reported under the “Change in Control” column: (a) $1,016,971 and $153,300, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,017,498 and $96,373, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $742,284 and $24,456, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $1,162,383 and $213,941, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $1,017,498 and $198,059, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $185,583 and $37,025, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.

(4)	Of the amount reported under the “Change in Control” column: (a) $681,476 and $102,727, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $881,231 and $83,467, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $839,767 and $27,668, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $778,912 and $143,362, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $881,231 and $171,535, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $209,954 and $41,888, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.

(5)	Of the amount reported under the “Change in Control” column: (a) $525,148 and $79,162, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $575,709 and $54,529, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $557,419 and $18,365, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014. Of the amount reported under the “Termination for Death or Disability or Without Cause” column: (a) $600,224 and $110,474, respectively, relate to the performance units and related distribution equivalent rights granted on January 12, 2012; (b) $575,709 and $112,064, respectively, relate to the performance units and related distribution equivalent rights granted on January 15, 2013; and (c) $139,379 and $27,807, respectively, relate to the performance units and related distribution equivalent rights granted on January 14, 2014.

Director Compensation

The following table sets forth the compensation earned by our non-employee directors for 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation

Charles R. Crisp	$119,000	$90,336	$209,336
Ershel C. Redd Jr.	119,500	90,336	209,836
Chris Tong	117,000	90,336	207,336
Peter R. Kagan	117,500	90,336	207,836
Laura C. Fulton	103,000	90,336	193,336

(1)	Amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of fully vested shares of our common stock awarded to the non-employee directors under our Stock Incentive Plan, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion contained in the Notes to Consolidated Financial Statements at Note 22 included in our Annual Report on Form 10-K for the year ended December 31, 2014. On January 14, 2014, each director received 1,033 fully vested shares of our common stock in connection with their 2014 service on our Board of Directors, and the grant date fair value of each share of common stock computed in accordance with FASB ASC Topic 718 was $87.45. As of December 31, 2014, none of our non-employee directors held any outstanding stock options or any outstanding, unvested shares of our common stock.

Narrative to Director Compensation Table

For 2014, all non-employee directors received an annual cash retainer of $61,000, which was an increase over the annual cash retainer for 2013 of $56,000.  The Chairman of the Audit Committee received an additional annual retainer of $20,000, the Chairman of the Compensation Committee received an additional annual retainer of $15,000 and the Chairman of the Nominating and Governance Committee received an additional retainer of $10,000. All of our non-employee directors receive $1,500 for each Board of Directors, Audit Committee, Compensation Committee, Nominating and Governance Committee, and Conflicts Committee meeting attended. Payment of non-employee director fees is generally made twice annually, at the second regularly scheduled meeting of the Board of Directors and at the final regularly scheduled meeting of the Board of Directors for the fiscal year. All non-employee directors are reimbursed for out-of-pocket expenses incurred in attending Board of Director and committee meetings.

A director who is also an employee receives no additional compensation for services as a director. Accordingly, the Summary Compensation Table reflects total compensation received by Messrs. Joyce and Perkins for services performed for us and our affiliates.

Director Long-term Equity Incentives. We granted equity awards in January 2014 to our non-employee directors under the Stock Incentive Plan.  Each of these directors received an award of 1,033 fully vested shares of our common stock, which reflected our intent to provide them with a target value of approximately $90,000 in annual long-term incentive awards, which was an increase over the target value for 2013 of $80,000. The awards are intended to align the long-term interests of our directors with those of our shareholders.

Changes for 2015

In January 2015, the Board of Directors approved changes to our non-employee director compensation for the 2015 fiscal year by increasing the annual cash retainer for service on our Board of Directors to $76,000 per year.

Director Long-term Equity Incentives.  In January 2015, each of our non-employee directors received an award of 977 fully vested shares of our common stock under the Stock Incentive Plan, which reflects our desire to increase the target value of the annual awards from approximately $90,000 to $100,000 per year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock and the beneficial ownership of the Partnership’s common units as of February 13, 2015 (unless otherwise indicated) held by:

•	each person who beneficially owns 5% or more of our the then outstanding shares of common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders and unitholders identified in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them. Percentage ownership calculations for any security holder listed in the table below are based on 42,167,343 shares of our common stock and 118,880,758 common units of the Partnership outstanding on February 13, 2015.

	Targa Resources Partners LP		Targa Resources Corp.
Name of Beneficial Owner (1)	Common Units Beneficially Owned (8)	Percentage of Common Units Beneficially Owned (8)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Salient Capital Advisors, LLC (2)	-	-	3,272,012	7.8%
BAMCO Inc (3)	-	-	2,353,887	5.6%
Rene R. Joyce (4)	101,495	*	1,067,361	2.5%
Joe Bob Perkins (5)	42,280	*	527,134	1.3%
Michael A. Heim (6)	17,021	*	508,978	1.2%
James W. Whalen (7)	128,687	*	583,081	1.4%
Matthew J. Meloy	9,782	*	56,580	*
Peter R. Kagan	-	*	30,433	*
Chris Tong	23,150	*	63,602	*
Charles R. Crisp	11,350	*	130,943	*
Ershel C. Redd Jr.	1,100	*	7,787	*
Laura C. Fulton	-	*	3,502	*

All directors and executive officers as a group (13 persons)	414,263	*	3,943,235	*

* Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1000 Louisiana, Suite 4300, Houston, Texas 77002.
(2)	As reported on Schedule 13G as of December 31, 2014 and filed with the SEC on January 23, 2015, the business address for Salient Capital Advisors, LLC is 4265 San Felipe, 8th Floor, Houston, Texas 77027.
(3)	As reported on Form 13F as of September 30, 2014 and filed with the SEC on November 13, 2013, the business address for BAMCO Inc (“BAMCO”) is 767 Fifth Avenue, 49th Floor, New York, NY 10153. Of the 2,353,887 shares reported as beneficially held by BAMCO, BAMCO has reported that it has no voting power with respect to 200,000 shares.
(4)	Shares of common stock beneficially owned by Mr. Joyce include: (i) 227,259 shares issued to The Rene Joyce 2010 Grantor Retained Annuity Trust, of which Mr. Joyce and his wife are co-trustees and have shared voting and investment power; and (ii) 561,292 shares issued to The Kay Joyce 2010 Family Trust, of which Mr. Joyce’s wife is trustee and has sole voting and investment power.
(5)	Shares of common stock beneficially owned by Mr. Perkins include 307,370 shares issued to the Perkins Blue House Investments Limited Partnership (“PBHILP”). Mr. Perkins is the sole member of JBP GP, L.L.C., one of the general partners of the PBHILP.
(6)	Shares of common stock beneficially owned by Mr. Heim include: (i) 157,378 shares issued to The Michael Heim 2009 Family Trust, of which Mr. Heim and his son are co-trustees and have shared voting and investment power; (ii) 101,672 shares issued to The Patricia Heim 2009 Grantor Retained Annuity Trust, of which Mr. Heim and his wife are co-trustees and have shared voting and investment power; (iii) 63,973 shares issued to the Pat Heim 2012 Family Trust, of which Mr. Heim’s wife and son serve as co-trustees and have shared voting and investment power; (iv) 42,000 shares issued to the Heim 2012 Children’s Trust, of which Mr. Heim serves as trustee; and (v) 21,972 shares held by Mr. Heim’s wife of which Mr. Heim and his wife have shared voting and investment power.
(7)	Shares of common stock beneficially owned by Mr. Whalen include (i) 413,249 shares issued to the Whalen Family Investments Limited Partnership and (ii) 98,000 issued to the Whalen Family Investments Limited Partnership 2.
(8)	The common units of the Partnership presented as being beneficially owned by our directors and officers do not include the common units held indirectly by us that may be attributable to such directors and officers based on their ownership of equity interests in us.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 regarding our long-term incentive plans, under which our common stock is authorized for issuance to employees, consultants and directors of us, our general partner and its affiliates. Our sole equity compensation plan, under which we will make equity grants in the future, is our long-term incentive plan, which was approved by our stockholders prior to our initial public offering.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	3,168,126	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	3,168,126

(1)	Generally, awards of restricted stock to our officers and employees under the 2010 Incentive Plan are subject to vesting over time as determined by the Compensation Committee and, prior to vesting, are subject to forfeiture. Stock incentive plan awards may vest in other circumstances, as approved by the Compensation Committee and reflected in an award agreement. Restricted stock is issued, subject to vesting, on the date of grant. The Compensation Committee may provide that dividends on restricted stock are subject to vesting and forfeiture provisions, in which cash such dividends would be held, without interest, until they vest or are forfeited.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Relationship with Targa Resources Partners LP and its General Partner

Our only cash generating assets consist of our interests in the Partnership, which as of February 1, 2015 consists of the following:

•	a 2.0% general partner interest in the Partnership, which we hold through our 100% ownership interests in the general partner;

•	all of the outstanding IDRs of the Partnership; and

•	12,945,659 of the 118,880,758 outstanding common units of the Partnership, representing a 10.9% limited partnership interest.

Reimbursement of Operating and General and Administrative Expense

Under the terms of the Partnership Agreement, the Partnership reimburses us for all direct and indirect expenses, as well as expenses otherwise allocable to the Partnership in connection with the operation of the Partnership’s business, incurred on the Partnership’s behalf, which includes operating and direct expenses, including compensation and benefits of operating personnel, and for the provision of various general and administrative services for the Partnership’s benefit. We perform centralized corporate functions for the Partnership, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. The Partnership reimburses us for the direct expenses to provide these services as well as other direct expenses we incur on the Partnership’s behalf, such as compensation of operational personnel performing services for the Partnership’s benefit and the cost of their employee benefits, including 401(k), pension and health insurance benefits. The general partner determines the amount of general and administrative expenses to be allocated to the Partnership in accordance with the Partnership Agreement. Other than our direct costs of being a reporting company, so long as our only cash-generating asset consists of our interests in the Partnership, substantially all of our general and administrative costs have been and will continue to be allocated to the Partnership.

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

Transactions with Related Persons

Relationship with Sajet Resources LLC

Former holders of our pre-IPO common equity, including certain of our executive managers and directors, own a controlling interest in Sajet Resources LLC (“Sajet”), which was spun-off in December 2010 prior to the IPO. Sajet owns certain technology rights, real property and ownership interests in Allied CNG Ventures LLC. We provide general and administrative services to Sajet and are reimbursed for these amounts at our actual cost. During 2014, we were reimbursed $1.4 million for such services provided.

Relationship with Tesla Resources LLC

In September 2012, Tesla Resources LLC (“Tesla”) was spun-off from Sajet. Tesla has ownership interests in Floridian Natural Gas Storage Company LLC (“Floridian”). We provide general and administrative services to Tesla and Floridian and are reimbursed for these amounts at our actual cost. During 2014, we were reimbursed $0.2 million for such services provided.

Relationship with Laredo Petroleum Holdings Inc.

Peter Kagan, one of our directors, is a Managing Director of Warburg Pincus LLC and is also a director of Laredo Petroleum Holdings Inc. (“Laredo”) from whom the Partnership buys natural gas and NGL products. Affiliates of Warburg Pincus LLC own a controlling interest in Laredo. Purchases from Laredo during 2014 totaled $129.0 million. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationship with Total Safety US Inc.

Joe Bob Perkins, our Chief Executive Officer, is also a member of the Board of Managers of W3 Holdings, LLC, parent company of Total Safety US Inc. (“Total Safety”) which provides the Partnership safety services and equipment, including detection and monitoring systems. Affiliates of Warburg Pincus own a controlling interest in Total Safety. During 2014, the Partnership made payments of $0.5 million to Total Safety. These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationships with Sequent Energy Management, LP, EOG Resources Inc. and IntercontinentalExchange, Inc.

Charles R. Crisp, one of our directors, is a director of AGL Resources, Inc., parent company of Sequent Energy Management, LP (“Sequent”) and Northern Illinois Gas Company d/b/a NICOR Energy (“NICOR”). The Partnership purchases and sells natural gas and NGL products from and to Sequent and sells natural gas products to NICOR. Mr. Crisp also serves as a director of EOG Resources Inc. (“EOG”) from whom the Partnership purchases natural gas and NGL products. Mr. Crisp is also a director of IntercontinentalExchange Group Inc., parent company of ICE US OTC Commodity Markets LLC (“ICE”) from whom the Partnership purchases brokerage services. The following table shows the Partnership’s transactions with each of these entities during 2014.

	Sales	Purchases
	(In millions)
Sequent	$26.5	$12.5
EOG	4.7	11.7
ICE	-	0.1
NICOR	5.4	-

These transactions were at market prices consistent with similar transactions with other nonaffiliated entities.

Relationships with Martin Gas Sales and Southwest Energy LP (Kiewit)

Ershel C. Redd, one of our directors, has an immediate family member who is an officer of Martin Gas Sales, which is a subsidiary of Martin Midstream Partners LP (“Martin”) and an immediate family member who is an officer and part owner of Southwest Energy LP (“Southwest Energy”), a subsidiary of Kiewit Midstream LLC, from and to whom the Partnership purchases and sells natural gas and NGL products. The following table shows the Partnership’s transactions with each of these entities during 2014.

	Sales	Purchases
	(In millions)
Martin Gas	$10.7	$3.3
Southwest Energy	2.1	1.8

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

Item 14. Principal Accounting Fees and Services.

We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP for independent auditing, tax and related services for each of the last two fiscal years:

	2014	2013
	(In millions)
Audit fees (1)	$3.3	$3.0
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$3.3	$3.0
________
(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the integrated audit of our annual financial statements and internal control over financial reporting, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Annual Report.
(2)	Audit related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews of our financial statements and are not reported under audit fees.
(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.
(4)	All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by PricewaterhouseCoopers LLP during the last two years.

The Audit Committee has approved the use of PricewaterhouseCoopers LLP as our independent principal accountant. All services provided by our independent auditor are subject to pre-approval by the Audit Committee. The Audit Committee is informed of each engagement of the independent auditor to provide services to us.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Our Consolidated Financial Statements are included under Part II, Item 8 of the Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” on Page F-1 in this Annual Report.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Number	Description

2.1***	Purchase and Sale Agreement, dated September 18, 2007, by and between Targa Resources Holdings LP and Targa Resources Partners LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 21, 2007 (File No. 001-33303)).

2.2	Amendment to Purchase and Sale Agreement, dated October 1, 2007, by and between Targa Resources Holdings LP and Targa Resources Partners LP (incorporated by reference to Exhibit 2.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 24, 2007 (File No. 001-33303)).

2.3	Purchase and Sale Agreement dated July 27, 2009, by and between Targa Resources Partners LP, Targa GP Inc. and Targa LP Inc. (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed July 29, 2009 (File No. 001-33303)).

2.4	Purchase and Sale Agreement, dated March 31, 2010, by and among Targa Resources Partners LP, Targa LP Inc., Targa Permian GP LLC and Targa Midstream Holdings LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-33303)).

2.5	Purchase and Sale Agreement, dated August 6, 2010, by and between Targa Resources Partners LP and Targa Versado Holdings LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 9, 2010 (File No. 001-33303)).

2.6	Purchase and Sale Agreement, dated September 13, 2010, by and between Targa Resources Partners LP and Targa Versado Holdings LP (incorporated by reference to Exhibit 2.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 17, 2010 (File No. 001-33303)).

2.7***	Agreement and Plan of Merger, by and among Targa Resources Corp., Trident GP Merger Sub LLC, Atlas Energy, L.P. and Atlas Energy GP, LLC, dated October 13, 2014 (incorporated by reference to Exhibit 2.1 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.8***	Agreement and Plan of Merger, by and among Targa Resources Corp., Targa Resources Partners LP, Targa Resources GP LLC, Trident MLP Merger Sub LLC, Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Atlas Pipeline Partners GP, LLC, dated October 13, 2014 (incorporated by reference to Exhibit 2.2 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.9	Form of Voting and Support Agreement, by and between Targa Resources Corp. and each of Edward E. Cohen, Jonathan Z. Cohen, Matthew A. Jones, Sean P. McGrath, Daniel C. Herz, Freddie M. Kotek and Lisa Washington (incorporated by reference to Exhibit 2.3 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.10	Form of Voting and Support Agreement, by and between Atlas Energy, L.P. and each of Rene R. Joyce, Joe Bob Perkins, James W. Whalen, Michael A. Heim, Jeffrey J. McParland, Roy E. Johnson, Paul W. Chung, Matthew J. Meloy and John R. Sparger (incorporated by reference to Exhibit 2.4 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

2.11	Form of Voting and Support Agreement, by and between Targa Resources Partners LP and each of Edward E. Cohen, Jonathan Z. Cohen, Eugene N. Dubay, Robert W. Karlovich, III and Patrick J. McDonie (incorporated by reference to Exhibit 2.5 to Targa Resources Corp.’s Current Report on Form 8-K filed October 17, 2014 (File No. 001-34991)).

3.1	Amended and Restated Certificate of Incorporation of Targa Resources Corp. (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 16, 2010 (File No. 001-34991)).

3.2	Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.2 to Targa Resources Corp.’s Current Report on Form 8-K filed December 16, 2010 (File No. 001-34991)).

3.3	Certificate of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.2 to Targa Resources Partners LP’s Registration Statement on Form S-1 filed November 16, 2006 (File No. 333-138747)).

3.4	Certificate of Formation of Targa Resources GP LLC (incorporated by reference to Exhibit 3.3 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.5	First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 16, 2007 (File No. 001-33303)).

3.6	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP, dated May 13, 2008 (incorporated by reference to Exhibit 3.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 14, 2008 (File No. 001-33303)).

3.7	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Targa Resources Partners LP dated May 25, 2012 (incorporated by reference to Exhibit 3.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 25, 2012 (File No. 001-33303)).

3.8	Limited Liability Company Agreement of Targa Resources GP LLC (incorporated by reference to Exhibit 3.4 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed January 19, 2007 (File No. 333-138747)).

3.9	Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.1 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

3.10	Amendment to Amended and Restated Certificate of Incorporation of Targa Resources, Inc. (incorporated by reference to Exhibit 3.9 of Targa Resources Corp.’s Annual Report on Form 10-K filed February 28, 2011 (File No. 001-34991)).

3.11	Amended and Restated Bylaws of Targa Resources, Inc. (incorporated by reference to Exhibit 3.2 to Targa Resources, Inc.’s Registration Statement on Form S-4 filed October 31, 2007 (File No. 333-147066)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.1	Credit Agreement, dated October 3, 2012, by and among Targa Resources Corp., Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and the L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed October 9, 2012 (File No. 001-34991)).

10.2	Second Amended and Restated Credit Agreement, dated October 3, 2012, by and among Targa Resources Partners LP, Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 9, 2012 (File No. 001-33303)).

10.3	Targa Resources Investments Inc. Amended and Restated Stockholders’ Agreement dated as of October 28, 2005 (incorporated by reference to Exhibit 10.2 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.4	First Amendment to Amended and Restated Stockholders’ Agreement, dated January 26, 2006 (incorporated by reference to Exhibit 10.3 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.5	Second Amendment to Amended and Restated Stockholders’ Agreement, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.6	Third Amendment to Amended and Restated Stockholders’ Agreement, dated May 1, 2007 (incorporated by reference to Exhibit 10.5 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.7	Fourth Amendment to Amended and Restated Stockholders’ Agreement, dated December 7, 2007 (incorporated by reference to Exhibit 10.6 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.8	Fifth Amendment to Amended and Restated Stockholders’ Agreement, dated December 1, 2009 (incorporated by reference to Exhibit 10.1 to Targa Resources, Inc.’s Current Report on Form 8-K filed December 2, 2009 (File No. 333-147066)).

10.9	Form of Sixth Amendment to Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 10.11 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.10+	Targa Resources Investments Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.11+	First Amendment to Targa Resources Investments Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.12+	Second Amendment to Targa Resources Investments Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.13+	Form of Targa Resources Investments Inc. Nonstatutory Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.13 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.14+	Form of Targa Resources Investments Inc. Nonstatutory Stock Option Agreement (Non-Director Management and Other Employees) (incorporated by reference to Exhibit 10.14 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.15+	Form of Targa Resources Investments Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.15 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.16+	Form of Targa Resources Investments Inc. Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.17+	Form of Targa Resources Investments Inc. Restricted Stock Agreement (relating to preferred stock option exchange for directors) (incorporated by reference to Exhibit 10.17 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.18+	Form of Targa Resources Investments Inc. Restricted Stock Agreement (relating to preferred stock option exchange for employees) (incorporated by reference to Exhibit 10.18 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.19+	Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of Targa Resources Corp’s Registration Statement on Form S-8 filed December 9, 2010 (File No. 333-171082)).

10.20+	Form of Targa Resources Corp. 2010 Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 of Targa Resources Corp.’s Registration Statement on Form S-8 filed December 9, 2010 (File No. 333-171082)).

10.21+	Form of Targa Resources Corp. 2011 Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of Targa Resources Corp.’s Current Report on Form 8-K filed February 18, 2011 (File No. 001-34991)).

10.22+	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.23+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.24+	Amendment to Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.25+	Targa Resources Corp. Amendment to Targa Resources Partner LP Outstanding Performance Units (incorporated by reference to Exhibit 10.5 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.26+	Targa Resources Investments Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Targa Resources Inc.’s Registration Statement on Form S-4/A filed December 18, 2007 (File No. 333-147066)).

10.27+	First Amendment to Targa Resources Investments Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.28+	Targa Resources Investments Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.29+	Targa Resources Investments Inc. 2009 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2009 (File No. 001-33303)).

10.30+	Targa Resources Investments Inc. 2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to Targa Resources Partners LP’s Annual Report on Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.31+	Targa Resources Corp. 2011 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 28, 2011 (File No. 001-33303)).

10.32+	Targa Resources Corp. 2012 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.31 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 27, 2012 (File No. 001-33303)).

10.33+	Targa Resources Corp. 2013 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 18, 2013 (File No. 001-33303)).

10.34+	Targa Resources Corp. 2014 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 21, 2014 (File No. 001-33303)).

10.35+	Targa Resources Corp. 2015 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 20, 2015 (File No. 001-33303)).

10.36+	Targa Resources Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Registration Statement on Form S-1/A filed February 1, 2007 (File No. 333-138747)).

10.37+	Form of Targa Resources Partners LP Restricted Unit Grant Agreement — 2007 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 13, 2007 (File No. 001-33303)).

10.38+	Form of Targa Resources Partners LP Restricted Unit Grant Agreement — 2010 (incorporated by reference to Exhibit 10.15 to Targa Resources Partners LP’s Form 10-K filed March 4, 2010 (File No. 001-33303)).

10.39+	Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2007 (incorporated by reference to Exhibit 10.3 to Targa Resources Partners LP’s Current Report on Form 8-K filed with the SEC on February 13, 2007 (File No. 001-33303)).

10.40+	Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2008 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 22, 2008 (File No. 001-33303)).

10.41+	Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2009 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 28, 2009 (File No. 001-33303)).

10.42+	Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2010 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 7, 2009 (File No. 001-33303)).

10.43+	Form of Targa Resources Partners LP Performance Unit Grant Agreement — 2011 (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 18, 2011) (File No. 001-33303)).

10.44+	Targa Resources Partners LP Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.45+	Targa Resources Partners LP Amendment to Outstanding Performance Units (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.46+	Targa Resources Partners LP Performance Unit Grant Agreement under the Targa Resources Corp. Long-Tern Incentive Plan (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K/A filed July 24, 2013 (File No. 001-33303)).

10.47+	Targa Resources Executive Officer Change in Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 19, 2012 (File No. 001-34991)).

10.48	Indenture dated February 2, 2011 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee thereto (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 2, 2011 (File No. 001-33303)).

10.49	Registration Rights Agreement dated February 2, 2011 among the Issuers, the Guarantors, Deutsche Bank Securities Inc., as representative of the several initial purchasers, and the Dealer Managers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 3, 2011 (File No. 001-33303)).

10.50	Supplemental Indenture dated April 8, 2011 to Indenture dated February 2, 2011, among Targa Terminals LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 6, 2011 (File No. 001-33303)).

10.51	Supplemental Indenture dated October 28, 2011 to Indenture dated February 2, 2011, among Targa Gas Processing LLC, Targa Sound Terminal LLC and Sound Pipeline Company, LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed November 7, 2011 (File No. 001-33303)).

10.52	Supplemental Indenture dated April 20, 2012 to Indenture dated February 2, 2011, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 6, 2012 (File No. 001-33303)).

10.53	Supplemental Indenture dated February 14, 2013 to Indenture dated February 2, 2011, among Targa Badlands LLC, Targa Assets LLC and Targa Fort Berthold Gathering LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.66 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 19, 2013 (File No. 001-33303)).

10.54	Purchase Agreement dated January 26, 2012 by and among the Issuers, the Guarantors, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-33303)).

10.55	Indenture dated as of January 31, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-33303)).

10.56	Registration Rights Agreement dated as of January 31, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-33303)).

10.57	Supplemental Indenture dated April 20, 2012 to Indenture dated January 31, 2012, among Targa Cogen LLC, a subsidiary of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed August 6, 2012 (File No. 001-33303)).

10.58	Supplemental Indenture dated February 14, 2013 to Indenture dated January 31, 2012, among Targa Badlands LLC, Targa Assets LLC and Targa Fort Berthold Gathering LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.70 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 19, 2013 (File No. 001-33303)).

10.59	Purchase Agreement dated as of October 22, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 26, 2012 (File No. 001-33303)).

10.60	Indenture dated as of October 25, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 26, 2012 (File No. 001-33303)).

10.61	Registration Rights Agreement dated as of October 25, 2012 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 26, 2012 (File No. 001-33303)).

10.62	Supplemental Indenture dated February 14, 2013 to Indenture dated October 25, 2012, among Targa Badlands LLC, Targa Assets LLC and Targa Fort Berthold Gathering LLC, subsidiaries of Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.73 to Targa Resources Partners LP’s Annual Report on Form 10-K filed February 19, 2013 (File No. 001-33303)).

10.63	Purchase Agreement dated as of December 4, 2012 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 10, 2012 (File No. 001-33303)).

10.64	Registration Rights Agreement dated as of December 10, 2012 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Barclays Capital Inc. and RBS Securities Inc., as representatives of the several initial purchasers. (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 10, 2012 (File No. 001-33303)).

10.65	Purchase Agreement dated as of May 9, 2013 among the Issuers, the Guarantors and Wells Fargo Securities, LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

10.66	Indenture dated as of May 14, 2013 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

10.67	Registration Rights Agreement dated as of May 14, 2013 among the Issuers, the Guarantors and Wells Fargo Securities, LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed May 14, 2013 (File No. 001-33303)).

10.68	Purchase Agreement dated as of October 23, 2014 by and among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

10.69	Indenture dated as of October 28, 2014 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

10.70	Registration Rights Agreement dated as of October 28, 2014 by and among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 29, 2014 (File No. 001-33303)).

10.71	Purchase Agreement dated as of January 15, 2015 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc., Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).

10.72	Indenture dated as of January 30, 2015 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).
10.73	Registration Rights Agreement dated as of January 30, 2015 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBS Securities Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on 8-K filed January 30, 2014 (File No. 001-33303)).

10.74	Contribution, Conveyance and Assumption Agreement, dated February 14, 2007, by and among Targa Resources Partners LP, Targa Resources Operating LP, Targa Resources GP LLC, Targa Resources Operating GP LLC, Targa GP Inc., Targa LP Inc., Targa Regulated Holdings LLC, Targa North Texas GP LLC and Targa North Texas LP (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 16, 2007 (File No. 001-33303)).

10.75	Contribution, Conveyance and Assumption Agreement, dated October 24, 2007, by and among Targa Resources Partners LP, Targa Resources Holdings LP, Targa TX LLC, Targa TX PS LP, Targa LA LLC, Targa LA PS LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.4 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 24, 2007 (File No. 001-33303)).

10.76	Contribution, Conveyance and Assumption Agreement, dated September 24, 2009, by and among Targa Resources Partners LP, Targa GP Inc., Targa LP Inc., Targa Resources Operating LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 24, 2009 (File No. 001-33303)).

10.77	Contribution, Conveyance and Assumption Agreement, dated April 27, 2010, by and among Targa Resources Partners LP, Targa LP Inc., Targa Permian GP LLC, Targa Midstream Holdings LLC, Targa Resources Operating LP, Targa North Texas GP LLC and Targa Resources Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed April 29, 2010 (File No. 001-33303)).

10.78	Contribution, Conveyance and Assumption Agreement, dated August 25, 2010, by and among Targa Resources Partners LP, Targa Versado Holdings LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 26, 2010 (File No. 001-33303)).

10.79	Second Amended and Restated Omnibus Agreement, dated September 24, 2009, by and among Targa Resources Partners LP, Targa Resources, Inc., Targa Resources LLC and Targa Resources GP LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed September 24, 2009 (File No. 001-33303)).

10.80	First Amendment to Second Amended and Restated Omnibus Agreement, dated April 27, 2010, by and among Targa Resources Partners LP, Targa Resources, Inc., Targa Resources LLC and Targa Resources GP LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed April 29, 2010 (File No. 001-33303)).

10.81	Contribution, Conveyance and Assumption Agreement, dated September 28, 2010, by and among Targa Resources Partners LP, Targa Versado Holdings LP and Targa North Texas GP LLC (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 4, 2010 (File No. 001-33303)).

10.82+	Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.83+	Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007 (incorporated by reference to Exhibit 10.11 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.84+	Targa Resources Partners LP Indemnification Agreement for Barry R. Pearl dated February 14, 2007 (incorporated by reference to Exhibit 10.12 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.85+	Targa Resources Partners LP Indemnification Agreement for William D. Sullivan dated February 14, 2007 (incorporated by reference to Exhibit 10.13 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.86+	Targa Resources Partners LP Indemnification Agreement for Ruth I. Dreessen dated February 6, 2013(incorporated by reference to Exhibit 10.44 to Targa Resource Partners LP’s Annual Report on Form 10-K filed February 19, 2013 (File No. 001-33303)).

10.87+	Indemnification Agreement by and between Targa Resources Corp. and Laura C. Fulton, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 1, 2013 (File No. 001-34991)).

10.88	Amended and Restated Registration Rights Agreement dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.89	Receivables Purchase Agreement, dated January 10, 2013, by and among Targa Receivables LLC, the Partnership, as initial Servicer, the various conduit purchasers from time to time party thereto, the various committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.90	Second Amendment to Receivables Purchase Agreement, dated December 13, 2013, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 17, 2013 (File No. 001-33303)).

21.1*	List of Subsidiaries of Targa Resources Corp.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

*** Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted exhibit or Schedule to the SEC upon request

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: February 13, 2015	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2015.

Signature	Title (Position with Targa Resources Corp.)

/s/ Joe Bob Perkins	Chief Executive Officer and Director
Joe Bob Perkins	(Principal Executive Officer)

/s/ Matthew J. Meloy	Senior Vice President, Chief Financial Officer and Treasurer
Mathew J. Meloy	(Principal Financial Officer)

/s/ John R. Sparger	Senior Vice President and Chief Accounting Officer
John R. Sparger	(Principal Accounting Officer)

/s/ James W. Whalen	Executive Chairman of the Board and Director
James W. Whalen

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Peter R. Kagan	Director
Peter R. Kagan

/s/ Ershel C. Redd Jr.	Director
Ershel C. Redd Jr.

/s/ Chris Tong	Director
Chris Tong
/s/ Laura C. Fulton	Director
Laura C. Fulton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TARGA RESOURCES CORP. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

F 1

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ Joe Bob Perkins
Joe Bob Perkins
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew J. Meloy
Matthew J. Meloy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

F 2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Targa Resources Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and of cash flows present fairly, in all material respects, the financial position of Targa Resources Corp. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Houston, Texas
 February 13, 2015
F 3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.
CONSOLIDATED BALANCE SHEETS

			December 31,
			2014	2013
			(In millions)
ASSETS
Current assets:
Cash and cash equivalents			$81.0	$66.7
Trade receivables, net of allowances of $0.0 million and $1.1 million			567.3	658.8
Inventories			168.9	150.7
Deferred income taxes			0.1	0.1
Assets from risk management activities			44.4	2.0
Other current assets			20.9	18.9
Total current assets			882.6	897.2
Property, plant and equipment			6,521.1	5,758.4
Accumulated depreciation			(1,696.5)	(1,408.5)
Property, plant and equipment, net			4,824.6	4,349.9
Intangible assets, net			591.9	653.4
Long-term assets from risk management activities			15.8	3.1
Investment in unconsolidated affiliate			50.2	55.9
Other long-term assets			88.4	89.1
Total assets			$6,453.5	$6,048.6

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities			$638.5	$761.8
Accounts receivable securitization facility			182.8	-
Deferred income taxes			0.6	0.6
Liabilities from risk management activities			5.2	8.0
Total current liabilities			827.1	770.4
Long-term debt			2,885.4	2,989.3
Long-term liabilities from risk management activities			-	1.4
Deferred income taxes			138.2	135.5
Other long-term liabilities			63.3	60.7

Commitments and contingencies (see Notes 17 and 18)

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized)			-	-
	Issued	Outstanding
December 31, 2014	42,532,353	42,143,463
December 31, 2013	42,529,068	42,162,178
Preferred stock ($0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding)			-	-
Additional paid-in capital			164.9	151.6
Retained earnings			25.5	20.5
Accumulated other comprehensive income (loss)			4.8	(0.5)
Treasury stock, at cost (388,890 shares as of December 31, 2014 and 366,890 as of December 31, 2013)			(25.4)	(22.8)
Total Targa Resources Corp. stockholders' equity			169.8	148.8
Noncontrolling interests in subsidiaries			2,369.7	1,942.5
Total owners' equity			2,539.5	2,091.3
Total liabilities and owners' equity			$6,453.5	$6,048.6

See notes to consolidated financial statements.
F 4

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

	(In millions, except per share amounts)

Revenues	$8,616.5	$6,314.7	$5,679.0
Costs and expenses:
Product purchases	7,046.9	5,137.2	4,672.3
Operating expenses	433.1	376.3	313.1
Depreciation and amortization expenses	351.0	271.9	197.6
General and administrative expenses	148.0	151.5	139.8
Other operating (income) expense	(3.0)	9.6	19.9
Income from operations	640.5	368.2	336.3
Other income (expense):
Interest expense, net	(147.1)	(134.1)	(120.8)
Equity earnings	18.0	14.8	1.9
Gain (loss) on debt redemptions and amendments	(12.4)	(14.7)	(12.8)
Other	(8.0)	15.3	(8.4)
Income before income taxes	491.0	249.5	196.2
Income tax (expense) benefit:
Current	(72.4)	(42.8)	(27.9)
Deferred	4.4	(5.4)	(9.0)
	(68.0)	(48.2)	(36.9)
Net income	423.0	201.3	159.3
Less: Net income attributable to noncontrolling interests	320.7	136.2	121.2
Net income available to common shareholders	$102.3	$65.1	$38.1

Net income available per common share - basic	$2.44	$1.56	$0.93
Net income available per common share - diluted	$2.43	$1.55	$0.91
Weighted average shares outstanding - basic	42.0	41.6	41.0
Weighted average shares outstanding - diluted	42.1	42.1	41.8

See notes to consolidated financial statements.
F 5

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014			2013			2012
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax

	(In millions)
Targa Resources Corp.
Net income attributable to Targa Resources Corp.			$102.3			$65.1			$38.1
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$7.5	$(2.9)	4.6	$(0.8)	$0.3	(0.5)	$11.9	$(4.4)	7.5
Settlements reclassified to revenues	0.6	(0.1)	0.5	(2.8)	1.1	(1.7)	(9.0)	3.3	(5.7)
Interest rate swaps:
Change in fair value	-	-	-	-	-	-	-	-	-
Settlements reclassified to interest expense, net	0.3	(0.1)	0.2	0.8	(0.3)	0.5	1.3	(0.6)	0.7
Other comprehensive income (loss) attributable to Targa Resources Corp.	$8.4	$(3.1)	5.3	$(2.8)	$1.2	(1.7)	$4.2	$(1.7)	2.5
Comprehensive income attributable to Targa Resources Corp.			$107.6			$63.4			$40.6
Noncontrolling interests
Net income attributable to noncontrolling interests			$320.7			$136.2			$121.2
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	$52.2	$-	52.2	$(5.0)	$-	(5.0)	$64.9	$-	64.9
Settlements reclassified to revenues	3.6	-	3.6	(18.2)	-	(18.2)	(37.0)	-	(37.0)
Interest rate swaps:
Change in fair value	-	-	-	-	-	-	-	-	-
Settlements reclassified to interest expense, net	2.1	-	2.1	5.3	-	5.3	6.6	-	6.6
Other comprehensive income (loss) attributable to noncontrolling interests	$57.9	$-	57.9	$(17.9)	$-	(17.9)	$34.5	$-	34.5
Comprehensive income attributable to noncontrolling interests			$378.6			$118.3			155.7
Total
Net income			$423.0			$201.3			$159.3
Other comprehensive income (loss)
Commodity hedging contracts:
Change in fair value	$59.7	$(2.9)	56.8	$(5.8)	$0.4	(5.4)	$76.8	$(4.4)	72.4
Settlements reclassified to revenues	4.2	(0.1)	4.1	(21.0)	1.1	(19.9)	(46.0)	3.3	(42.7)
Interest rate swap:
Change in fair value	-	-	-	-	-	-	-	-	-
Settlements reclassified to interest expense, net	2.4	(0.1)	2.3	6.1	(0.3)	5.8	7.9	(0.6)	7.3
Other comprehensive income (loss)	$66.3	$(3.1)	63.2	$(20.7)	$1.2	$(19.6)	$38.7	$(1.7)	37.0
Total comprehensive income			$486.2			$181.7			$196.3

See notes to consolidated financial statements.
F 6

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive	Treasury Shares		Noncontrolling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Total
	(In millions, except shares in thousands)
Balance, December 31, 2011	42,398	$-	$229.5	$(70.1)	$(1.3)	-	$-	$1,172.6	$1,330.7
Compensation on equity grants	95	-	15.3	-	-	-	-	3.5	18.8
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(0.5)	(0.5)
Common stock and Partnership units tendered for tax withholding obligations	(198)	-	-	-	-	198	(9.5)	-	(9.5)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	493.5	493.5
Impact of Partnership equity transactions	-	-	5.2	-	-	-	-	(5.2)	-
Dividends in excess of retained earnings	-	-	(64.4)	-	-	-	-	-	(64.4)
Distributions	-	-	(1.2)	-	-	-	-	(210.3)	(211.5)
Other comprehensive income (loss)	-	-	-	-	2.5	-	-	34.5	37.0
Net income	-	-	-	38.1	-	-	-	121.2	159.3
Balance, December 31, 2012	42,295	-	184.4	(32.0)	1.2	198	(9.5)	1,609.3	1,753.4
Compensation on equity grants	-	-	8.8	-	-	-	-	6.0	14.8
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(1.7)	(1.7)
Shares issued under compensation program	36	-	-	-	-	-	-	-	-
Common stock and Partnership units tendered for tax withholding obligations	(169)	-	-	-	-	169	(13.3)	-	(13.3)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	517.7	517.7
Impact of Partnership equity transactions	-	-	32.7	-	-	-	-	(32.7)	-
Dividends	-	-	-	(12.6)	-	-	-	-	(12.6)
Dividends in excess of retained earnings	-	-	(74.3)	-	-	-	-	-	(74.3)
Distributions to non-controlling interests	-	-	-	-	-	-	-	(274.4)	(274.4)
Other comprehensive income (loss)	-	-	-	-	(1.7)	-	-	(17.9)	(19.6)
Net income	-	-	-	65.1	-	-	-	136.2	201.3
Balance, December 31, 2013	42,162	-	151.6	20.5	(0.5)	367	(22.8)	1,942.5	2,091.3
Compensation on equity grants		-	6.1	-	-	-	-	9.2	15.3
Accrual of distribution equivalent rights	-	-	-	-	-	-	-	(1.4)	(1.4)
Shares issued under compensation program	3	-	-	-	-	-	-	-	-
Common stock and Partnership units tendered for tax withholding obligations	(22)	-	-	-	-	22	(2.6)	(4.8)	(7.4)
Sale of Partnership limited partner interests	-	-	-	-	-	-	-	408.4	408.4
Impact of Partnership equity transactions	-	-	23.0	-	-	-	-	(23.0)	-
Dividends	-	-		(97.3)	-	-	-	-	(97.3)
Dividends in excess of retained earnings	-	-	(15.8)	-	-	-	-	-	(15.8)
Distributions to non-controlling interests	-	-	-	-	-	-	-	(339.8)	(339.8)
Other comprehensive income (loss)	-	-	-	-	5.3	-	-	57.9	63.2
Net income	-	-	-	102.3	-	-	-	320.7	423.0
Balance, December 31, 2014	42,143	$-	$164.9	$25.5	$4.8	389	$(25.4)	$2,369.7	$2,539.5

See notes to consolidated financial statements.
F 7

TARGA RESOURCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	(In millions)
Cash flows from operating activities
Net income	$423.0	$201.3	$159.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization in interest expense	11.8	15.9	18.2
Compensation on equity grants	14.3	13.2	17.5
Depreciation and amortization expense	351.0	271.9	197.6
Accretion of asset retirement obligations	4.5	4.0	4.0
Deferred income tax expense (benefit)	(4.4)	5.4	9.0
Equity earnings of unconsolidated affiliate	(18.0)	(14.8)	(1.9)
Distributions of unconsolidated affiliate	18.0	12.0	1.9
Risk management activities	4.7	(0.3)	3.6
(Gain) loss on sale or disposition of assets	(4.8)	3.9	15.6
(Gain) loss on debt redemptions and amendments	12.4	14.7	12.8
Changes in operating assets and liabilities:
Receivables and other assets	90.2	(143.6)	98.0
Inventory	(36.2)	(84.5)	6.0
Accounts payable and other liabilities	(104.7)	83.6	(113.4)
Net cash provided by operating activities	761.8	382.7	428.2
Cash flows from investing activities
Outlays for property, plant and equipment	(762.2)	(1,013.6)	(582.7)
Business acquisitions, net of cash acquired	-	-	(996.2)
Investment in unconsolidated affiliate	-	-	(16.8)
Return of capital from unconsolidated affiliate	5.7	-	0.5
Other, net	5.1	(12.7)	4.5
Net cash used in investing activities	(751.4)	(1,026.3)	(1,590.7)
Cash flows from financing activities
Partnership loan facilities:
Proceeds	2,400.0	2,238.0	2,595.0
Repayments	(2,254.8)	(2,021.2)	(1,690.7)
Partnership accounts receivable securitization facility:
Proceeds	381.9	373.3	-
Repayments	(478.8)	(93.6)	-
Non-Partnership loan facility:
Proceeds	92.0	65.0	90.0
Repayments	(74.0)	(63.0)	(96.8)
Costs incurred in connection with financing arrangements	(14.3)	(15.3)	(36.6)
Distributions to non-controlling interests	(341.4)	(274.4)	(211.5)
Proceeds from sale of common units of the Partnership	412.7	524.7	514.0
Repurchase of common units under Partnership compensation plans	(4.8)	-	-
Dividends to common shareholders	(113.0)	(87.8)	(62.2)
Repurchase of common stock under TRC compensation plans	(2.6)	(13.3)	(9.5)
Excess tax benefit from stock-based awards	1.0	1.6	1.3
Net cash provided by financing activities	3.9	634.0	1,093.0
Net change in cash and cash equivalents	14.3	(9.6)	(69.5)
Cash and cash equivalents, beginning of period	66.7	76.3	145.8
Cash and cash equivalents, end of period	$81.0	$66.7	$76.3

See notes to consolidated financial statements.
F 8

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

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2014 and 2013, and the results of operations, comprehensive income, cash flows, and changes in owners’ equity for the years ended December 31, 2014, 2013 and 2012.

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

As of December 31, 2014, our interests in the Partnership consist of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;

•	all Incentive Distribution Rights (“IDRs”); and

•	12,945,659 common units of the Partnership, representing a 10.9% limited partnership interest.

The Partnership is engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products. See Note 24 for an analysis of our and the Partnership’s operations by business segment.

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

F 9

Revision of Previously Reported Revenues and Product Purchases

During the third quarter of 2014, the Partnership concluded that certain prior period buy-sell transactions related to the marketing of NGL products were incorrectly reported on a gross basis as Revenues and Product Purchases in previous Consolidated Statements of Operations. GAAP requires that such transactions that involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another be reported as a single transaction on a combined net basis.

The Partnership concluded that these misclassifications were not material to any of the periods affected. However, the Partnership has revised previously reported revenues and product purchases to correctly report NGL buy-sell transactions on a net basis. Accordingly, Revenues and Product Purchases reported in its Form 10-K filed on February 14, 2014 have been reduced by equal amounts as presented in the following tables. There is no impact on previously reported net income, cash flows, financial position or other profitability measures.

	Year Ended December 31,
	2013	2012
As Reported:
Revenues	$6,556.0	$5,885.7
Product Purchases	5,378.5	4,879.0

Effect of Revisions:
Revenues	(241.3)	(206.7)
Product Purchases	(241.3)	(206.7)

As Revised:
Revenues	6,314.7	5,679.0
Product Purchases	5,137.2	4,672.3

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (“OCI”), which includes changes in the fair value of derivative instruments that are designated as hedges.

F 10

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

Product Exchanges

Exchanges of NGL products are executed to satisfy timing and logistical needs of the exchange parties. Volumes received and delivered under exchange agreements are recorded as inventory. If the locations of receipt and delivery are in different markets, an exchange differential may be billed or owed. The exchange differential is recorded as either accounts receivable or accrued liabilities.

Gas Processing Imbalances

Quantities of natural gas and/or NGLs over-delivered or under-delivered related to certain gas plant operational balancing agreements are recorded monthly as inventory or as a payable using the weighted average price at the time the imbalance was created. Inventory imbalances receivable are valued at the lower of cost or market using the average cost method; inventory imbalances payable are valued at replacement cost. These imbalances are settled either by current cash-out settlements or by adjusting future receipts or deliveries of natural gas or NGLs.

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

If a derivative qualifies for hedge accounting and is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is deferred in Accumulated Other Comprehensive Income (“AOCI”), a component of owners’ equity, and reclassified to earnings when the forecasted transaction occurs. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged. As such, we include the cash flows from commodity derivative instruments in revenues and from interest rate derivative instruments in interest expense.

If a derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss resulting from the change in fair value on the derivative is recognized currently in earnings as a component of revenues.

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

The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Partnership measures hedge ineffectiveness on a quarterly basis and reclassify any ineffective portion of the gain or loss related to the change in fair value to earnings in the current period.

F 11

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

For balance sheet classification purposes, the Partnership analyzes the fair values of the derivative contracts on a deal by deal basis and reports the related fair values on a gross basis.

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

F 12

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

Accounts Receivable Securitization Facility

Proceeds from the sale or contribution of certain receivables under the Partnership’s Accounts Receivable Securitization Facility (the “Securitization Facility”) are treated as collateralized borrowings in our financial statements. Such borrowings are reflected as long-term debt on our balance sheets to the extent that the Partnership has the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. Proceeds and repayments under the Securitization Facility are reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows.

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

We believe future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize assets for which no valuation allowance has been established.

F 13

Noncontrolling Interests

Third-party ownership in the net assets of our consolidated subsidiaries is shown as noncontrolling interests within the equity section of the balance sheet. In the statements of operations and statements of comprehensive income, noncontrolling interests reflects the attribution of results to third-party investors, which for the Partnership gives effect to the incentive distribution rights declared for each period. We account for the difference between the carrying amount of our investment in the Partnership and the underlying book value arising from issuance of common units by the Partnership, where we maintain control, as an equity transaction. If the Partnership issues common units at a price different than our carrying value per unit, we account for the excess or deficiency as an adjustment to paid-in capital.

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

We generally report sales revenues gross in our consolidated statements of operations, as we typically act as the principal in the transactions where we receive commodities, take title to the natural gas and NGLs, and incur the risks and rewards of ownership. However, buy-sell transactions that involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another are reported as a single transaction on a combined net basis.

Share-Based Compensation

We award share-based compensation to employees, directors and non-management directors in the form of restricted stock, restricted stock units, stock options and performance units. Compensation expense on restricted common units and performance unit awards that qualify as equity arrangements are measured by the fair value of the award as determined at the date of grant. Compensation expense on performance unit awards that qualify as liability arrangements is initially measured by the fair value of the award at the date of grant, and re-measured subsequently at each reporting date through the settlement period. Compensation expense is recognized in general and administrative expense over the requisite service period of each award.

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

F 14

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

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), with an effective date of November 18, 2014. The amendment provides an acquired entity the option to apply push-down accounting in its separate financial statements when a change-in-control event occurs.

F 15

Note 4 –Business Acquisitions

2012 Acquisition

Badlands

On December 31, 2012, the Partnership completed the acquisition of Saddle Butte Pipeline, LLC’s ownership of its Williston Basin crude oil pipeline and terminal system and its natural gas gathering and processing operations (collectively “Badlands”), for cash consideration of $975.8 million, subject to a contingent payment.

The acquired business, located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota, expands the Partnership’s portfolio of midstream assets and diversifies its business with the addition of fee-based crude oil gathering and natural gas gathering and processing. The Badlands financial results are included in the Partnership’s Field Gathering and Processing business segment.

Pursuant to the Membership Interest Purchase and Sale Agreement (“MIPSA”), the acquisition was subject to a contingent payment of $50 million (the “contingent consideration”) if aggregate crude oil gathering volumes exceeded certain stipulated monthly thresholds during the period from January 2013 through June 2014. If the threshold was not attained during the contingency period, no payment is owed. Accounting standards require that the contingent consideration be recorded at fair value at the date of acquisition and revalued at subsequent reporting dates under the acquisition method of accounting. At December 31, 2012, the Partnership recorded a $15.3 million accrued liability representing the fair value of this contingent consideration, determined by a probability based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA.

Changes in the fair value of this accrued liability were included in earnings and reported as Other income (expense) in the Consolidated Statements of Operations. During 2013, the contingent consideration was re-estimated to be $0, resulting in an increase in Other income of $15.3 million in 2013. The contingent period expired June 2014, with no payment required.

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

Intangible assets consist of customer contracts and relationships acquired in the Badlands acquisition. Using relevant information and assumptions, the fair value of acquired identifiable intangible assets at the date of acquisition was determined. Fair value is generally calculated as the present value of estimated future cash flows. Key assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate. See Note 6 for details of the amortization method for intangible assets.

F 16

Pro Forma Results

As the Badlands acquisition was completed on December 31, 2012, there were no results of operations attributable to this acquisition for 2012. In 2012, the Partnership incurred $6.1 million of acquisition-related costs associated with the Badlands acquisition (included in Other expense in its Consolidated Statements of Operations).

The following table shows the unaudited pro forma consolidated results of operations for the year ended 2012.

2012
(In millions except per share amounts)
Revenues	$5,909.9
Net income	129.5
Less: Net income attributable to noncontrolling interests	83.5
Net income attributable to Targa Resources Corp.	$46.0

Net income per common share - Basic	$1.12
Net income per common share - Diluted	$1.10

The pro forma consolidated results of operations include adjustments to include the reported results of the acquired company for 2012, as adjusted to:

•	exclude the financial results of assets retained by the seller;

•	report revenues from the purchase and sale of crude oil inventory with the same counterparty on a net basis to conform to our accounting policy;

•	report revenues from the purchases and sales of certain Badlands natural gas processing agreements in which we are in substance an agent rather than a principal on a net basis;

•	include the incremental depreciation expenses associated with the fair value adjustments to property, plant and equipment as a result of applying the acquisition method of accounting (assumed straight-line method over useful lives of 15-20 years);

•	include the amortization expense associated with the fair value adjustments to definite-lived intangibles in a manner that follows the expected pattern of services provided to customers, over a useful life of 20 years.

•	include the financing costs associated with the Partnership’s debt offering and borrowings under the Partnership’s Senior Secured Revolving Credit Facility (the “TRP Revolver") used to fund a portion of the acquisition;

•	adjust the attribution of net income to noncontrolling interests to give effect to the pro forma adjustments on the Partnership’s net income;

•	include the income tax effect for us; and

•	exclude $6.1 million of acquisition costs incurred in 2012 that were directly related to the transaction.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

F 17

Pending Atlas Mergers

On October 13, 2014, we and the Partnership announced two proposed merger transactions which would result in the Partnership’s acquisition of Atlas Pipeline Partners, L.P (APL) and the Targa acquisition of Atlas Energy, L.P. (ATLS), a Delaware limited partnership which owns the APL general partner. Upon consummation of these mergers, we would relinquish the APL general partner and IDR ownership interests and merge the APL general partner into the Partnership. Each of the Transactions is contingent on one another, and is expected to close concurrently on February 28, 2015, subject to the approval of our stock issuance in connection with the ATLS Merger by our stockholders and the approval of the Atlas Mergers by unitholders of ATLS and APL, as applicable, and other customary closing conditions.

APL Merger

APL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas. The proposed merger:

•	adds APL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing Permian, Bakken, Barnett, and Louisiana Gulf Coast operations; and

•	creates a combined position across the Permian Basin that enhances service capabilities in one of the most active producing basins in North America, with a combined 1,439 MMcf/d of processing capacity and 10,300 miles of pipelines.

As merger consideration for the APL Merger, holders of APL common units (other than certain common units held by the Partnership or APL or their wholly owned subsidiaries, which will be cancelled) will be entitled to receive 0.5846 of the Partnership’s common units and a one-time cash payment of $1.26 for each APL common unit. The Partnership will also redeem APL’s Class E Preferred Units for an aggregate amount of $126.5 million in cash. As of February 5, 2015 the total APL merger consideration would be valued at $5.0 billion. The portion of the merger consideration represented by the Partnership’s common units will fluctuate in value until the closing date as a result of fluctuations in the market price of the Partnership’s common units.

In connection with the APL Merger, we have agreed to reduce our incentive distribution rights for the four years following closing by fixed amounts of $37.5 million, $25.0 million, $10.0 million and $5.0 million, respectively. These annual amounts will be applied in equal quarterly installments for each successive four quarter period following closing.

ATLS Merger

ATLS holds the general partner’s interest in APL as well as Incentive Distribution Rights and 5.5% limited partner interest. Under the terms of the ATLS Merger, each existing holder of common units of ATLS, after giving effect to the spin-off of non-APL businesses, will be entitled to receive a cash payment of $9.12 and 0.1809 of our common shares for each ATLS common unit. This equates to 10.35 million shares of our common stock and $522 million in cash payments. Additionally, we will provide ATLS with $88 million of cash for the repayment of a portion of the ATLS outstanding indebtedness and fund approximately $190 million related to change of control payments payable by ATLS. As of February 5, 2015 the total ATLS merger consideration would be valued at $1.6 billion. The portion of the merger consideration represented by our common shares will fluctuate in value until the closing date as a result of fluctuations in the market price of our common shares.

F 18

Targa Pre-Closing Merger Financing Activities

We have arranged committed financing of $1.1 billion to replace our existing revolving credit facility and to fund the cash components of the ATLS Merger, including cash merger consideration and approximately $190 million related to change of control payments payable by ATLS and transaction fees and expenses. In January 2015, as part of a new senior secured credit facility to syndicate the $1.1 billion in committed financing, we announced the launch of a $430 million senior secured term loan maturing 7 years after closing and a $670 million revolving credit facility maturing 5 years after closing. These facilities are subject to the closing of the pending Atlas Mergers and market conditions.

Partnership Pre-Closing Merger Financing Activities

In January 2015, the Partnership commenced cash tender offers for any and all of the outstanding APL Senior Notes. These tender offers are in connection with, and conditioned upon, the consummation of the proposed merger with APL. The proposed merger with APL, however, is not conditioned on the consummation of the tender offers. Each tender offer is scheduled to expire on February 18, 2015, unless extended by the Partnership at its sole discretion.

Under the terms of the tender offer, APL noteholders will receive $1,015 per $1,000 principal if tendered before January 29, 2015 and $985 per $1,000 principal if tendered after that date. Holders of tendered APL Notes will also receive accrued and unpaid interest from the most recent interest payment date on their series of APL Notes.

The outstanding APL Senior Notes consist of:

APL Senior Notes	Amount tendered as of February 6, 2015
$500 million 6⅝ due 2020	Less than majority
$400 million 4¾ due 2021	98.3%
$650 million 5⅞% due 2023	91.6%

The consummation of the merger with APL will result in a Change of Control under the APL Indenture and obligate the APL Issuers to make a Change of Control Offer at $1,010 for each $1,000 principal plus accrued and unpaid interest from the most recent interest payment date. As permitted by the APL Indenture, the Partnership is making a Change of Control Offer for any and all of the 2020 APL Notes in lieu of the APL Issuers and in advance of, and conditioned upon, the consummation of the merger with APL. The merger, however, is not conditioned on the consummation of the Change of Control Offer. The Change of Control Offer is also being made independently of the Partnership’s previously announced tender offer for the APL Notes. The Change of Control Offer is scheduled to expire on March 3, 2015, unless extended by the Partnership. Any 2020 APL Notes that remain outstanding after consummation of the Change of Control Offer will continue to be the obligation of the APL Issuers under the governing indenture.

In January 2015, the Partnership privately placed $1.1 billion in aggregate principal amount of 5% Notes due 2018 (the “5% Notes”). The 5% Notes resulted in approximately $1,090.8 million of net proceeds, which will be used together with borrowings from the TRP Revolver, to fund the cash portion of the APL merger, the APL Notes Tender Offers and the change of control offers for the 2020 APL Notes.

F 19

Note 5 — Inventories

	December 31, 2014	December 31, 2013
Partnership:
Commodities	$157.4	$136.4
Materials and supplies	11.5	14.3
	$168.9	$150.7

Note 6 — Property, Plant and Equipment and Intangible Assets

	December 31, 2014			December 31, 2013
	Targa Resources Partners LP	TRC Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC Non-Partnership	Targa Resources Corp. Consolidated	Estimated Useful Lives (In Years)
Gathering systems	$2,588.6	$-	$2,588.6	$2,230.1	$-	$2,230.1	5 to 20
Processing and fractionation facilities	1,884.1	6.6	1,890.7	1,598.0	6.6	1,604.6	5 to 25
Terminaling and storage facilities	1,038.9	-	1,038.9	715.2	-	715.2	5 to 25
Transportation assets	359.0	-	359.0	294.7	-	294.7	10 to 25
Other property, plant and equipment	149.1	0.2	149.3	121.3	0.2	121.5	3 to 25
Land	95.6	-	95.6	89.5	-	89.5	-
Construction in progress	399.0	-	399.0	702.8	-	702.8	-
Property, plant and equipment	6,514.3	6.8	6,521.1	5,751.6	6.8	5,758.4
Accumulated depreciation	(1,689.7)	(6.8)	(1,696.5)	(1,406.2)	(2.3)	(1,408.5)
Property, plant and equipment, net	$4,824.6	$-	$4,824.6	$4,345.4	$4.5	$4,349.9

Intangible assets	$681.8	$-	$681.8	$681.8	$-	$681.8	20
Accumulated amortization	(89.9)	-	(89.9)	(28.4)	-	(28.4)
Intangible assets, net	$591.9	$-	$591.9	$653.4	$-	$653.4

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

Amortization expense attributable to these intangible assets is recorded using a method that closely reflects the cash flow pattern underlying the intangible asset valuation. The estimated annual amortization expense for these intangible assets is approximately $80.1 million, $88.3 million, $81.5 million, $67.8 million and $56.8 million for each of years 2015 through 2019.

F 20

Note 7 — Asset Retirement Obligations

The Partnership’s asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our aggregate asset retirement obligations are as follows:

	2014	2013	2012
Beginning of period	$50.9	$45.3	$42.3
Change in cash flow estimate	2.1	1.6	(1.0)
Accretion expense	4.5	4.0	4.0
Retirement of ARO	(0.2)	-	-
End of period	$57.3	$50.9	$45.3

Note 8 – Investment in Unconsolidated Affiliate

The following table shows the activity related to the Partnership’s unconsolidated 38.8% interest in Gulf Coast Fractionators LP (“GCF”).

	2014	2013	2012
Beginning of period	$55.9	$53.1	$36.7
Equity earnings	18.0	14.8	1.9
Cash distributions (1)	(23.7)	(12.0)	(2.3)
Cash calls for expansion projects	-	-	16.8
End of period	$50.2	$55.9	$53.1
___________
(1)	Includes $5.7 million and $0.5 million distributions received in excess of the Partnership’s share of cumulative earnings for the years ended December 31, 2014 and 2012. Such excess distributions are considered a return of capital and are disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

Note 9 — Accounts Payable and Accrued Liabilities

	December 31, 2014			December 31, 2013
	Targa Resources Partners LP	TRC Non-Partnership	Targa Resources Corp. Consolidated	Targa Resources Partners LP	TRC Non-Partnership	Targa Resources Corp. Consolidated
Commodities	$416.7	$-	$416.7	$529.7	$(0.1)	$529.6
Other goods and services	108.9	2.42	111.1	124.7	1.4	126.1
Interest	37.3	-	37.3	35.9	0.1	36.0
Compensation and benefits	1.3	44.8	46.1	1.3	38.9	40.2
Income and other taxes	13.6	(1.9)	11.7	10.9	(0.8)	10.1
Other	14.9	0.7	15.6	18.7	1.1	19.8
	$592.7	$45.8	$638.5	$721.2	$40.6	$761.8

F 21

Note 10 — Debt Obligations

	December 31, 2014	December 31, 2013
Current:
Partnership
Accounts receivable securitization facility, due December 2015 (1) (2)	$182.8	$-
Long-term:
Non-Partnership obligations:
TRC Senior secured revolving credit facility, variable rate, due October 2017 (3)	102.0	84.0
Obligations of the Partnership: (2)
Senior secured revolving credit facility, variable rate, due October 2017 (4)	-	395.0
Senior unsecured notes, 7⅞% fixed rate, due October 2018 (5)	-	250.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	483.6	483.6
Unamortized discount	(25.2)	(28.0)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	300.0	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	600.0	600.0
Senior unsecured notes, 4¼% fixed rate, due November 2023	625.0	625.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	800.0	-
Accounts receivable securitization facility, due December 2014 (1)	-	279.7
Total long-term debt	2,885.4	2,989.3
Total debt	$3,068.2	$2,989.3
Irrevocable standby letters of credit:
Letters of credit outstanding under TRC Senior secured credit facility (3)	$-	$-
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	44.1	86.8
	$44.1	$86.8
___________
(1)	The classification of the Partnership’s Securitization Facility as of December 31, 2014 has changed. The outstanding amounts under the Securitization Facility as of December 31, 2013 were reflected as long-term debt in our Consolidated Balance Sheets because the Partnership had the ability and intent to fund the Securitization Facility’s borrowings on a long-term basis. As of December 31, 2013, the Partnership intended to fund the Securitization Facility’s borrowings either by further extending the termination date of the Securitization Facility or by utilizing the availability under its Senior Secured Revolving Credit Facility. As of December 31, 2014, the Partnership intended to fund the Securitization Facility’s borrowings solely through further extensions of the termination date of the Securitization Facility, based on its history of extending the Securitization Facility, most recently through the Third Amendment to the Securitization Facility entered into in December 2014. As a result, all amounts outstanding under the Securitization Facility as of December 31, 2014 are reflected as a current liability in our Consolidated Balance Sheets.
(2)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(3)	As of December 31, 2014, availability under TRC’s $150 million senior secured revolving credit facility was $48.0 million.
(4)	As of December 31, 2014, availability under the Partnership’s $1.2 billion senior secured revolving credit facility (“TRP Revolver”) was $1,155.9 million.
(5)	The outstanding balance of the 7⅞% Notes was redeemed in November 2014. See “The Partnership’s Senior Unsecured Notes” below.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2014 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2015	2016	2017	2018	2019	After 2019
TRC Senior secured revolving credit facility	$102.0	$-	$-	$102.0	$-	$-	$-
TRP Revolver	-	-	-	-	-	-	-
Partnership's Senior unsecured notes	2,808.6	-	-	-	-	800.0	2,008.6
Partnership's Securitization Facility	182.8	182.8	-	-	-	-	-
Total	$3,093.4	$182.8	$-	$102.0	$-	$800.0	$2,008.6

F 22

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the year ended December 31, 2014:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC senior secured revolving credit facility	2.9%	2.9%
Partnership's senior secured revolving credit facility	1.9% - 4.5%	2.0%
Partnership's accounts receivable securitization facility	0.9%	0.9%

Compliance with Debt Covenants

As of December 31, 2014, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

TRC Revolving Credit Agreement

In October 2012, we entered into a Credit Agreement that replaced our variable rate Senior Secured Revolving Credit Facility due July 2014 with a new variable rate Senior Secured Credit Facility due October 3, 2017 (the “TRC Revolver”). The TRC Revolver increases available commitments to $150.0 million from $75.0 million, allows us to request up to an additional $100.0 million in commitment increases and includes a $30.0 million swing line sub-facility. Outstanding letters of credit and related outstanding reimbursement obligations may not exceed $50.0 million in the aggregate.

In 2012, we incurred a charge of $0.2 million related to a partial write-off of debt issue costs associated with the previous credit facility as a result of a change in syndicate members under the new TRC Revolver. The remaining deferred debt issue costs along with the issue costs associated with the October 2012 amendment are amortized on a straight-line basis over the life of the TRC Revolver.

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

F 23

The Partnership’s Revolving Credit Agreement

In October 2012, the Partnership entered into a Second Amended and Restated Credit Agreement that amended and replaced its variable rate Senior Secured Credit Facility due July 2015 to provide the TRP Revolver due October 3, 2017. The TRP Revolver increased available commitments to $1.2 billion from $1.1 billion and allows the Partnership to request up to an additional $300.0 million in commitment increases.

In 2012, the Partnership incurred a $1.7 million loss related to a partial write-off of debt issue costs associated with the previous revolver as a result of a change in syndicate members under the new TRP Revolver. The remaining deferred debt issue costs along with the issue costs associated with the October 2012 amendment are amortized on a straight-line basis over the life of the TRP Revolver.

The TRP Revolver bears interest, at the Partnership’s option, either at the base rate or the Eurodollar rate.  The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin ranging from 0.75% to 1.75% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA). The Eurodollar rate is equal to LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

The Partnership is required to pay a commitment fee equal to an applicable rate ranging from 0.3% to 0.5% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate ranging from 1.75% to 2.75% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA).

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

In November 2012, the Partnership redeemed all of the outstanding 8¼% Notes at a redemption price of 104.125% plus accrued interest through the redemption date. The redemption resulted in a premium paid on the redemption of $8.6 million, which is included as a cash outflow from financing activities in the Consolidated Statements of Cash Flows, and a write off of $2.5 million of unamortized debt issue costs.

In May 2013, the Partnership privately placed $625.0 million in aggregate principal amount of 4¼% Notes. The 4¼% Notes resulted in approximately $618.1 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and for general partnership purposes.

F 24

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

In October 2014, the Partnership privately placed $800.0 million in aggregate principal amount of 4⅛% Senior Notes due 2019 (the “4⅛% Notes”). The 4⅛% Notes resulted in approximately $790.8 million of net proceeds, which were used to reduce borrowings under the TRP Revolver and Securitization Facility and for general partnership purposes.

In November 2014, the Partnership redeemed the outstanding 7⅞% Notes at a price of 103.938% plus accrued interest through the redemption date. The redemption resulted in a $12.4 million loss on redemption for the year ended 2014, consisting of premiums paid of $9.9 million and a non-cash loss to write-off $2.5 million of unamortized debt issue costs.

The terms of the senior unsecured notes outstanding as of December 31, 2014 were as follows:

Note Issue	Issue Date	Per Annum Interest Rate	Due Date	Dates Interest Paid
"6⅞% Notes"	February 2011	6⅞%	February 1, 2021	February & August 1st
"6⅜% Notes"	January 2012	6⅜%	August 1, 2022	February & August 1st
"5¼% Notes"	Oct / Dec 2012	5¼%	May 1, 2023	May & November 1st
"4¼% Notes"	May 2013	4¼%	November 15, 2023	May & November 15th
"4⅛% Notes"	October 2014	4⅛%	November 15, 2019	May & November 15th

All issues of unsecured senior notes are obligations that rank pari passu in right of payment with existing and future senior indebtedness, including indebtedness under the TRP Revolver. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by the Partnership and the Partnership’s restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the TRP Revolver, which is secured by substantially all of the Partnership’s assets and the Partnership’s Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

The Partnership’s senior unsecured notes and associated indenture agreements restrict the Partnership’s ability to make distributions to unitholders in the event of default (as defined in the indentures). The indentures also restrict the Partnership’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay certain distributions on or repurchase equity interests (only if such distributions do not meet specified conditions); (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the notes are rated investment grade by both Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”) (or rated investment grade by either Moody’s or S&P for the 6⅜% Notes, 5¼% Notes, 4¼% Notes and 4⅛% Notes) and no Default or Event of Default (each as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Partnership and its subsidiaries will cease to be subject to such covenants.

The Partnership may redeem up to 35% of the aggregate principal amount of Notes at the redemption dates and prices set forth below (expressed as percentages of principal amounts) plus accrued and unpaid interest and liquidation damages, if any, with the net cash proceeds of one or more equity offerings, provided that: (i) at least 65% of the aggregate principal amount of each of the notes (excluding notes held by us) remains outstanding immediately after the occurrence of such redemption; and (ii) the redemption occurs within 90 days (180 days for the 6⅜% Notes, 5¼% Notes, 4¼% Notes and 4⅛% Notes) of the date of the closing of such equity offering.

F 25

Note Issue	Any Date Prior To	Price
6⅞% Notes	February 1, 2014	106.875%
6⅜% Notes	February 1, 2015	106.375%
5¼% Notes	November 1, 2015	105.250%
4¼% Notes	May 15, 2016	104.250%
4⅛% Notes	November 15, 2019	104.125%

The Partnership may also redeem all or part of each of the series of notes on or after the redemption dates set forth below at the price for each respective year (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidation damages, if any, on the notes redeemed.

6⅞% Notes		6⅜% Notes		5¼% Notes		4¼% Notes		4⅛% Notes
Redemption Date:		Redemption Date:		Redemption Date:		Redemption Date:		Redemption Date:
February 1		February 1		November 1		May 15		November 15
Year	Price	Year	Price	Year	Price	Year	Price	Year	Price
2016	103.438%	2017	103.188%	2017	102.625%	2018	102.125%	2016	102.063%
2017	102.292%	2018	102.125%	2018	101.750%	2019	101.417%	2017	101.031%
2018	101.146%	2019	101.063%	2019	100.875%	2020	100.708%	2018 and thereafter	100%
2019 and thereafter	100%	2020 and thereafter	100%	2020 and thereafter	100%	2021 and thereafter	100%

The Partnership’s Accounts Receivable Securitization Facility

The Securitization Facility provides up to $300.0 million of borrowing capacity at LIBOR market index rates plus a margin through December 11, 2015. Under the Securitization Facility, two of the Partnership’s consolidated subsidiaries (Targa Liquids Marketing and Trade LLC (“TLMT”) and Targa Gas Marketing LLC (“TGM”)) sell or contribute receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to a third-party financial institution. Receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of TLMT, TGM or the Partnership. Any excess receivables are eligible to satisfy the claims of creditors of TLMT, TGM or the Partnership. As of December 31, 2014, total funding under the Securitization Facility was $182.8 million.

The Partnership’s April 2013 Shelf

In April 2013, the Partnership filed with the SEC a universal shelf registration statement (the “April 2013 Shelf”), which provides the Partnership with the ability to offer and sell an unlimited  amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The April 2013 Shelf expires in April 2016. There was no activity under the April 2013 Shelf during the years ended December 31, 2014 and 2013.

The Partnership’s July 2013 Shelf

In July 2013, the Partnership filed with the SEC a universal shelf registration statement that allows it to issue up to an aggregate of $800.0 million of debt or equity securities (the “July 2013 Shelf”). The July 2013 Shelf expires in August 2016. See Note 11 for equity issuances under the July 2013 Shelf.

F 26

Debt Re-acquisitions Summary

The debt re-acquisitions described above were reported as follows in our Consolidated Statements of Operations:

	2014	2013	2012
Premium over face value paid upon redemption:
Partnership 6⅜ Notes	$-	$6.4	$-
Partnership 7⅞ Notes	9.9	-	-
Partnership 8¼ Notes	-	-	8.6
Partnership 11¼ Notes	-	4.1	-
Recognition of unamortized discount:
Partnership 11¼ Notes	-	2.2	-
Write-off of deferred debt issue costs:
Partnership 6⅜ Notes	-	1.0	-
Partnership 7⅞ Notes	2.5	-	-
Partnership 8¼ Notes	-	-	2.5
Partnership 11¼ Notes	-	1.0	-
TRC Holdco Notes	-	-	0.3
Partial write-off of deferred debt issue costs related to amendments:
TRP Revolver	-	-	1.7
TRC Revolver	-	-	0.2
Gain on acquisition of TRC Holdco Notes	-	-	(0.5)
Loss on debt redemptions and amendments	$12.4	$14.7	$12.8

Subsequent Events

We have arranged committed financing of $1.1 billion to replace its existing revolving credit facility and to fund the cash components of the ATLS Merger, including cash merger consideration and approximately $190 million related to change of control payments payable by ATLS and transaction fees and expenses. In January 2015, as part of a new senior secured credit facility to syndicate the $1.1 billion in committed financing, we announced the launch of a $430 million senior secured term loan maturing 7 years after closing and a $670 million revolving credit facility maturing 5 years after closing. These facilities are subject to the closing of the pending Atlas Mergers and market conditions.

Note 11 — Partnership Units and Related Matters

Public Offerings of Common Units

In 2010, the Partnership filed with the SEC a universal shelf registration statement (the “2010 Shelf”), which provides the Partnership with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and the Partnership’s capital needs. The 2010 Shelf expired in April 2013. The following transactions were completed in 2012:

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

F 27

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

In March 2013, the Partnership entered into a second Equity Distribution Agreement under the 2012 Shelf (the “March 2013 EDA”) with Citigroup, Deutsche Bank Securities Inc.(“Deutsche Bank”), Raymond James & Associates, Inc. (“Raymond James”) and UBS Securities LLC (“UBS”), as sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $200.0 million of the Partnership common units. During the year ended December 31, 2013, the Partnership issued 4,204,751 common units, receiving net proceeds of $197.5 million. We contributed $4.1 million to maintain our 2% general partner interest.

In August 2013, the Partnership entered into an Equity Distribution Agreement under the July 2013 Shelf (the “August 2013 EDA”) with Citigroup, Deutsche Bank, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as its sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $400.0 million of the Partnership’s common units. During the year ended 2013, the Partnership issued 4,259,641 common units under the August 2013 EDA, receiving net proceeds of $225.6 million. We contributed $4.7 million to the Partnership to maintain our 2% general partner interest.

In May 2014, the Partnership entered into an additional equity distribution agreement under the July 2013 Shelf (the “May 2014 EDA”), with Barclays Capital Inc., Citigroup, Deutsche Bank, Jefferies LLC, Morgan Stanley & Co. LLC, Raymond James, RBC Capital Markets, LLC, UBS and Wells Fargo Securities, LLC, as its sales agents, pursuant to which the Partnership may sell, at its option, up to an aggregate of $400 million of the Partnership’s common units.

During the year ended  2014, pursuant to the August 2013 EDA and the May 2014 EDA, the Partnership issued a total of 7,175,096 common units representing total net proceeds of $408.4 million, (net of commissions up to 1% of gross proceeds to its sales agent), which were used to reduce borrowings under the TRP Revolver and for general partnership purposes. We contributed $8.4 million to maintain our 2% general partner interest, of which $1.0 million was settled in January 2015.

Subsequent Event

In January 2015, the Partnership issued 284,137 common units and received proceeds of $13.0 million, net of commissions and fees, pursuant to the May 2014 EDA. We contributed $0.3 million to maintain our 2% general partner interest.

F 28

Distributions

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, as determined by the general partner, to unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and/or paid by the Partnership for the years presented.

		Distributions
Three Months Ended	Date Paid or to be Paid	Limited Partners	General Partner			Distributions to Targa Resources Corp.	Distributions per limited partner unit
		Common	Incentive	2%	Total

(In millions, except per unit amounts)
2014
December 31, 2014	February 13, 2015	$96.3	$38.4	$2.7	$137.4	$51.6	$0.8100
September 30, 2014	November 14, 2014	92.3	36.0	2.6	130.9	48.9	0.7975
June 30, 2014	August 14, 2014	89.5	33.7	2.5	125.7	46.3	0.7800
March 31, 2014	May 15, 2014	87.2	31.7	2.4	121.3	44.0	0.7625

2013
December 31, 2013	February 14, 2014	$84.0	$29.5	$2.3	$115.8	$41.5	$0.7475
September 30, 2013	November 14, 2013	79.4	26.9	2.2	108.5	38.6	0.7325
June 30, 2013	August 14, 2013	75.8	24.6	2.0	102.4	35.9	0.7150
March 31, 2013	May 15, 2013	71.7	22.1	1.9	95.7	33.0	0.6975

2012
December 31, 2012	February 14, 2013	$69.0	$20.1	$1.8	$90.9	$30.7	$0.6800
September 30, 2012	November 14, 2012	59.1	16.1	1.5	76.7	26.2	0.6625
June 30, 2012	August 14, 2012	57.3	14.4	1.5	73.2	24.2	0.6425
March 31, 2012	May 15, 2012	55.5	12.7	1.4	69.6	22.2	0.6225

Note 12 — Common Stock and Related Matters

The following table details the dividends declared and/or paid by us for the years ended December 31, 2014, 2013 and 2012:

Three Months Ended	Date Paid or To Be Paid	Total Dividend Declared	Amount of Dividend Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock

(In millions, except per share amounts)
2014
December 31, 2014	February 17, 2015	$32.8	$32.6	$0.2	$0.77500
September 30, 2014	November 17, 2014	31.0	30.8	0.2	0.73250
June 30, 2014	August 15, 2014	29.2	29.0	0.2	0.69000
March 31, 2014	May 16, 2014	27.4	27.2	0.2	0.64750

2013
December 31, 2013	February 18, 2014	25.6	25.5	0.1	0.60750
September 30, 2013	November 15, 2013	24.1	23.7	0.4	0.57000
June 30, 2013	August 15, 2013	22.5	22.1	0.4	0.53250
March 31, 2013	May 16, 2013	21.0	20.6	0.4	0.49500

2012
December 31, 2012	February 15, 2013	$19.4	$19.0	$0.4	$0.45750
September 30, 2012	November 15, 2012	18.0	17.3	0.7	0.42250
June 30, 2012	August 15, 2012	16.7	16.1	0.6	0.39375
March 31, 2012	May 16, 2012	15.5	15.0	0.5	0.36500
________
(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings was available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.

F 29

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	2014	2013	2012
Net income	$423.0	$201.3	$159.3
Less: Net income attributable to noncontrolling interests	320.7	136.2	121.2
Net income attributable to common shareholders	$102.3	$65.1	$38.1

Weighted average shares outstanding - basic	42.0	41.6	41.0

Net income available per common share - basic	$2.44	$1.56	$0.93

Weighted average shares outstanding	42.0	41.6	41.0
Dilutive effect of unvested stock awards	0.1	0.5	0.8
Weighted average shares outstanding - diluted	42.1	42.1	41.8

Net income available per common share - diluted	$2.43	$1.55	$0.91

Note 14 — Derivative Instruments and Hedging Activities

The Partnership’s Commodity Hedges

The primary purpose of the Partnership’s commodity risk management activities is to manage its exposure to commodity price risk and reduce volatility in its operating cash flow due to fluctuations in commodity prices. The Partnership has hedged the commodity prices associated with a portion of its expected (i) natural gas equity volumes in its Field Gathering and Processing segment and (ii) NGL and condensate equity volumes predominately in its Field Gathering and Processing segment and the LOU business unit in its Coastal Gathering and Processing segment that result from percent-of-proceeds processing arrangements. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. The Partnership has designated these derivative contracts as cash flow hedges for accounting purposes.

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

At December 31, 2014, the notional volumes of the Partnership’s commodity hedges for equity volumes were:

Commodity	Instrument	Unit	2015	2016	2017
Natural Gas	Swaps	MMBtu/d	55,551	30,500	5,000
NGL	Swaps	Bbl/d	1,210	-	-
Condensate	Swaps	Bbl/d	1,500	1,000	500

F 30

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

		Fair Value as of December 31, 2014		Fair Value as of December 31, 2013
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$44.4	$-	$2.0	$7.7
Long-term		15.8	-	3.1	1.4
Total derivatives designated as hedging instruments		$60.2	$-	$5.1	$9.1

Derivatives not designated as hedging instruments
Commodity contracts	Current	$-	$5.2	$-	$0.3
Total derivatives not designated as hedging instruments		$-	$5.2	$-	$0.3

Total current position		$44.4	$5.2	$2.0	$8.0
Total long-term position		15.8	-	3.1	1.4
Total derivatives		$60.2	$5.2	$5.1	$9.4

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma Net Presentation
	Asset	Liability	Asset	Liability
December 31, 2014	Position	Position	Position	Position
Current position
Counterparties with offsetting position	$35.5	$4.4	$31.1	$-
Counterparties without offsetting position - assets	8.9	-	8.9	-
Counterparties without offsetting position - liabilities	-	0.8	-	0.8
	44.4	5.2	40.0	0.8
Long-term position
Counterparties with offsetting position	-	-	-	-
Counterparties without offsetting position - assets	15.8	-	15.8	-
Counterparties without offsetting position - liabilities	-	-	-	-
	15.8	-	15.8	-
Total derivatives
Counterparties with offsetting position	35.5	4.4	31.1	-
Counterparties without offsetting position - assets	24.7	-	24.7	-
Counterparties without offsetting position - liabilities	-	0.8	-	0.8
	$60.2	$5.2	$55.8	$0.8

December 31, 2013
Current position
Counterparties with offsetting position	$1.9	$4.4	$-	$2.5
Counterparties without offsetting position - assets	0.1	-	0.1	-
Counterparties without offsetting position - liabilities	-	3.6	-	3.6
	2.0	8.0	0.1	6.1
Long-term position
Counterparties with offsetting position	0.7	1.2	-	0.5
Counterparties without offsetting position - assets	2.4	-	2.4	-
Counterparties without offsetting position - liabilities	-	0.2	-	0.2
	3.1	1.4	2.4	0.7
Total derivatives
Counterparties with offsetting position	2.6	5.6	-	3.0
Counterparties without offsetting position - assets	2.5	-	2.5	-
Counterparties without offsetting position - liabilities	-	3.8	-	3.8
	$5.1	$9.4	$2.5	$6.8

The Partnership’s payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing its senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders.

F 31

The fair value of the Partnership’s derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of the Partnership’s derivative instruments was a net asset of $55.0 million as of December 31, 2014. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue and expense for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2014	2013	2012
Commodity contracts	$59.7	$(5.8)	$76.8
	$59.7	$(5.8)	$76.8

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2014	2013	2012
Interest expense, net	$(2.4)	$(6.1)	$(7.9)
Revenues	(4.2)	21.0	46.0
	$(6.6)	$14.9	$38.1

Our consolidated earnings are also affected by the Partnership’s use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices.

		Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	2014	2013	2012
Commodity contracts	Revenue	$(5.5)	$(0.1)	$0.7

The following table shows the deferred gains (losses) included in accumulated OCI, which will be reclassified into earnings before income taxes through the end of 2017 based on year-end valuations.

	December 31, 2014	December 31, 2013
Commodity hedges, before tax (1)	$60.3	$(3.7)
Interest rate hedges, before tax	-	(2.4)
___________
(1)	Includes deferred net gains of $44.3 million related to contracts that will be settled and reclassified to revenue over the next 12 months.

See Note 15 for additional disclosures related to derivative instruments and hedging activities.

F 32

Note 15 — Fair Value Measurements

Under GAAP, our Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities (“financial instruments”). Derivative financial instruments are reported at fair value in our Consolidated Balance Sheets. Other financial instruments are reported at historical cost or amortized cost in our Consolidated Balance Sheets. The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

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

The fair values of the Partnership’s derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position of these derivatives at December 31, 2014, a net asset position of $55.0 million, reflects the present value, adjusted for counterparty credit risk, of the amount the Partnership expects to receive or pay in the future on its derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $38.3 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $71.9 million, ignoring an adjustment for counterparty credit risk.

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

F 33

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2014
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value
Assets from commodity derivative contracts (1)	$60.2	$60.2	$-	$58.4	$1.8
Liabilities from commodity derivative contracts (1)	5.2	5.2	-	5.1	0.1
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	81.0	81.0	-	-	-
TRC Senior secured revolving credit facility	102.0	102.0	-	102.0	-
Partnership's Senior secured revolving credit facility	-	-	-	-	-
Partnership's Senior unsecured notes	2,783.4	2,731.5	-	2,731.5	-
Partnership's accounts receivable securitization facility	182.8	182.8	-	182.8	-

	December 31, 2013
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheet at Fair Value:
Assets from commodity derivative contracts	$5.1	$5.1	$-	$3.4	$1.7
Liabilities from commodity derivative contracts	9.4	9.4	-	8.4	1.0
Financial Instruments Recorded on Our Consolidated Balance Sheet at Carrying Value:
Cash and cash equivalents	66.7	66.7	-	-	-
TRC Senior secured revolving credit facility	84.0	84.0	-	84.0	-
Partnership's Senior secured revolving credit facility	395.0	395.0	-	395.0	-
Partnership's Senior unsecured notes	2,230.6	2,253.5	-	2,253.5	-
Partnership's accounts receivable securitization facility	279.7	279.7	-	279.7	-
___________
(1)	The fair value of the derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 14. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

F 34

As of December 31, 2014, the Partnership had five natural gas swaps categorized as Level 3. The significant unobservable inputs used in the fair value measurements of the Partnership’s Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The Badlands acquisition agreement also provided for a contingent payment of $50 million conditioned on achieving stipulated crude gathering volumes by mid-2014. In 2012, the Partnership recorded a contingent consideration liability of $15.3 million as part of the purchase consideration for the Badlands acquisition (see Note 4). The fair value of this contingent liability was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures identified in the MIPSA. These probability-based inputs are not observable; the entire valuation of the contingent consideration is categorized in Level 3. The contingent period expired June 2014, with no payment required.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative Contracts Liability/ (Asset)	Long-term Debt	Contingent Liability
Balance, December 31, 2011	$-	$87.5	$-
Issuances	-	-	15.3
Settlements included in Revenue	(0.1)	-	-
Unrealized losses included in OCI	0.7	-	-
Debt extinguishment	-	(87.5)	-
Balance, December 31, 2012	0.6	$-	$15.3
Settlements included in Revenue	(1.3)	-	-
Change in valuation of contingent liability included in Other Income	-	-	(15.3)
Balance, December 31, 2013	(0.7)	-	-
Settlements included in Revenue	(0.2)	-	-
Unrealized gains included in OCI	(1.1)	-	-
Transfers out of Level 3	0.3	-	-
Balance, December 31, 2014	$(1.7)	$-	$-

During 2014, the Partnership transferred $0.3 million in derivative assets out of Level 3 and into Level 2. This transfer related to long-term OTC swaps for natural gas and NGL products with deliveries for which observable market prices were available.

Note 16 — Related Party Transactions

Transactions with Unconsolidated Affiliate

For the years 2014, 2013 and 2012, transactions with GCF included in revenues were $0.8 million, $0.4 million and $0.1 million. For the same periods, transactions with GCF included in costs and expenses were $7.6 million, $6.3 million and $1.9 million. The Partnership is subject to paying a deficiency fee in instances where the Partnership does not deliver its minimum volume requirements as outlined in the Partnership and fractionation agreements with GCF.

Relationship with Targa Resources Partners LP

We provide general and administrative and other services to the Partnership, associated with the Partnership’s existing assets and assets acquired from third parties. The Partnership Agreement between the Partnership and us, as general partner of the Partnership, governs the reimbursement of costs incurred on the behalf of the Partnership.

F 35

The employees supporting the Partnership’s operations are employees of us. The Partnership reimburses us for the payment of certain operating expenses, including compensation and benefits of operating personnel assigned to the Partnership’s assets, and for the provision of various general and administrative services for the benefit of the Partnership. We perform centralized corporate functions for the Partnership, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. Since October 1, 2010, after the final conveyance of assets by us to the Partnership, substantially all of our general and administrative costs have been and will continue to be allocated to the Partnership, other than (1) costs attributable to our status as a separate reporting company and (2) our costs of providing management and support services to certain unaffiliated spun-off entities.

Relationship with Sajet Resources LLC

Former holders of our pre-IPO common equity, including certain of our executive managers and directors, own a controlling interest in Sajet Resources LLC (“Sajet”), which was spun-off in December 2010 prior to the IPO. Sajet owns certain technology rights, real property and ownership interests in Allied CNG Ventures LLC. We provide general and administrative services to Sajet and are reimbursed for these amounts at our actual cost. During 2014, we were reimbursed $1.4 million for such services provided.

Relationship with Tesla Resources LLC

In September 2012, Tesla Resources LLC (“Tesla”) was spun-off from Sajet. Tesla has ownership interests in Floridian Natural Gas Storage Company LLC (“Floridian”). We provide general and administrative services to Tesla and Floridian and are reimbursed for these amounts at our actual cost. During 2014, we were reimbursed $0.2 million for such services provided.

Note 17 — Commitments (Leases)

Future lease obligations are presented below in aggregate and for each of the next five fiscal years.

	In Aggregate	2015	2016	2017	2018	2019
Non-Partnership obligations:
Operating leases (1)	$7.6	$2.4	$2.7	$2.5	$-	$-
Partnership obligations:
Operating leases (2)	28.9	7.7	7.4	5.9	4.6	3.3
Land site lease and right-of-way (3)	9.5	2.0	2.0	2.0	1.8	1.7
	$46.0	$12.1	$12.1	$10.4	$6.4	$5.0
______________
(1)	Includes minimum payments on lease obligation for corporate office space.
(2)	Includes minimum payments on lease obligations for office space, railcars and tractors.
(3)	Land site lease and right-of-way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by the Partnership. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above lease obligations were:

	2014	2013	2012
Non-Partnership:
Operating leases	$3.3	$2.8	$2.1
Partnership:
Operating leases (1)	24.4	23.3	16.1
Land site lease and right-of-way	4.1	3.6	3.3
__________
(1)	Includes short-term leases for items such as compressors and equipment.
F 36

Note 18 – Contingencies

Environmental

The Partnership’s environmental liabilities were not significant as of December 31, 2014.

Legal Proceedings

Litigation Related to the Atlas Mergers

Targa Shareholder Litigation

On January 28, 2015, a public shareholder of TRC (the “TRC Plaintiff”) filed a putative class action and derivative lawsuit against TRC (as a nominal defendant), its directors at the time of the ATLS Merger (the “TRC Director Defendants”), and ATLS (together with TRC and the TRC Director Defendants, the “TRC Lawsuit Defendants”).  This lawsuit is styled Inspired Investors v. Joe Bob Perkins, et al., in the District Court of Harris County, Texas (the “TRC Lawsuit”).

The TRC Plaintiff alleges a variety of causes of action challenging the disclosures related to the ATLS Merger. Generally, the TRC Plaintiff alleges that the TRC Director Defendants breached their fiduciary duties.  The TRC Plaintiff further alleges that the registration statement filed on January 22, 2015 fails to disclose allegedly material details concerning (i) Wells Fargo Securities, LLC’s and the TRC Director Defendants’ supposed conflicts of interest with respect to the ATLS Merger, (ii) TRC’s financial projections, (iii) the background of the ATLS Merger, and (iv) Wells Fargo Securities, LLC’s analysis of the ATLS Merger.

Based on these allegations, the TRC Plaintiff seeks to enjoin the TRC Lawsuit Defendants from proceeding with or consummating the ATLS Merger unless and until TRC discloses the allegedly material omitted details. To the extent that the ATLS Merger is consummated before injunctive relief is granted, the TRC Plaintiff seeks to have the ATLS Merger rescinded. The TRC Plaintiff also seeks recissory damages and attorneys’ fees.

Only two of the TRC Lawsuit Defendants have been served at this time, these defendants’ date to answer, move to dismiss, or otherwise respond to the TRC Lawsuit is March 2, 2015. The remaining TRC Lawsuit Defendants’ date to answer, move to dismiss or otherwise respond to the TRC Lawsuit has not yet been set. Targa cannot predict the outcome of this or any other lawsuit that might be filed subsequent to the date of the filing of this Annual Report, nor can Targa or Atlas predict the amount of time and expense that will be required to resolve the TRC Lawsuit. To resolve this matter, Targa published supplemental disclosures on February 11, 2015 and the parties are currently working on settlement documentation.

Atlas Unitholder Litigation

Between October and December 2014, five public unitholders of APL (the “APL Plaintiffs”) filed putative class action lawsuits against APL, ATLS, Atlas Pipeline Partners GP, LLC, the general partner of APL (“APL GP”) its managers, TRC, the Partnership, the general partner and Trident MLP Merger Sub LLC (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma (the “Tulsa Lawsuit”); (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania, though the Tulsa Lawsuit has since been voluntarily dismissed. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation, Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). In October and November 2014, two public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, the “Atlas Lawsuit Plaintiffs”) filed putative class action lawsuits against ATLS, ATLS Energy GP, LLC, the general partner of ATLS (“ATLS GP”), its managers, TRC and Trident GP Merger Sub LLC (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, the “Atlas Lawsuit Defendants”). These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania (the “ATLS Lawsuits”). The ATLS Lawsuits have been consolidated as In re Atlas Energy, L.P. Unitholder Litigation, Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit” and, together with the Consolidated APL Lawsuit, the “Consolidated Atlas Lawsuits”), though the Kane lawsuit has since been voluntarily dismissed.

F 37

The Atlas Lawsuit Plaintiffs allege a variety of causes of action challenging the Atlas Mergers. Generally, the APL Plaintiffs allege that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) TRC, the Partnership, the general partner, Trident MLP Merger Sub LLC, APL, ATLS and APL GP have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The APL Plaintiffs further allege that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders. The APL Plaintiffs in the Consolidated APL Lawsuit also allege that the registration statement filed on November 19, 2014 fails, among other things, to disclose allegedly material details concerning (i) Stifel, Nicolaus & Company, Incorporated’s analysis of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions. Generally, the ATLS Plaintiffs allege that (a) ATLS GP’s directors have breached the covenant of good faith and/or their fiduciary duties and (b) Targa, Trident GP Merger Sub LLC, and ATLS have aided and abetted in these alleged breaches of the covenant of good faith and/or fiduciary duties. The ATLS Plaintiffs further allege that (a) the premium offered to the ATLS unitholders is inadequate, (b) ATLS agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire ATLS, (c) ATLS GP’s directors favored their self-interests over the interests of the ATLS unitholders and (d) the registration statement fails to disclose allegedly material details concerning, among other things, (i) Wells Fargo Securities, LLC, Stifel, Nicolaus & Company, Incorporated and Deutsche Bank Securities Inc.’s analyses of the Transactions; (ii) Targa and Atlas’ financial projections; and (iii) the background of the Transactions.

Based on these allegations, the Atlas Lawsuit Plaintiffs sought to enjoin the Atlas Lawsuit Defendants from proceeding with or consummating the Atlas Mergers unless and until APL and ATLS adopted and implemented processes to obtain the best possible terms for their respective unitholders. To the extent that the Atlas Mergers were consummated before injunctive relief was granted, the Atlas Lawsuit Plaintiffs sought to have the Atlas Mergers rescinded. The Atlas Lawsuit Plaintiffs also sought damages and seek attorneys’ fees.

The parties to the Consolidated Atlas Lawsuits agreed to settle the Consolidated Atlas Lawsuits on February 9, 2015. In general, the settlements provide that in consideration for the dismissal of the Consolidated Atlas Lawsuits, ATLS and APL will provide supplemental disclosures regarding the Atlas Mergers in a filing with the SEC on Form 8-K, which ATLS and APL did on February 11, 2015. The Atlas Lawsuit Defendants agreed to make such supplemental disclosures solely to avoid the uncertainty, risk, burden, and expense inherent in litigation and deny that any supplemental disclosure was or is required under any applicable rule, statute, regulation or law. The parties to the Consolidated Atlas Lawsuits are drafting settlement agreements and expect to seek court approval of the settlements.

We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. See "Item 1. Business–Regulation of Operations" and "Item 1. Business–Environmental, Health and Safety Matters."

Note 19 – Significant Risks and Uncertainties

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

F 38

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

In an effort to reduce the variability of our cash flows, the Partnership has entered into derivative financial instruments to hedge the commodity price associated with a significant portion of its expected natural gas equity volumes through 2017, NGL equity volumes through 2015 and condensate equity volumes through 2017. These derivative financial instruments included swaps and purchased puts (or floors). The Partnership hedges a higher percentage of its expected equity volumes in the earlier future periods. With swaps, the Partnership typically receives an agreed upon fixed price for a specified notional quantity of natural gas or NGLs and pays the hedge counterparty a floating price for that same quantity based upon published index prices. Since the Partnership receives from its customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than actual equity volumes, the Partnership typically limits its use of swaps to hedge the prices of less than its expected natural gas and NGL equity volumes. The Partnership utilizes purchased puts (or floors) to hedge additional expected equity commodity volumes without creating volumetric risk. The Partnership’s commodity hedges may expose it to the risk of financial loss in certain circumstances.

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

The Partnership has master netting provisions in the International Swap Dealers Association agreements with all of its derivative counterparties. These netting provisions allow the Partnership to net settle asset and liability positions with the same counterparties, and would reduce its maximum loss due to counterparty credit risk by $4.4 million as of December 31, 2014. The range of losses attributable to the Partnership’s individual counterparties would be between $3.3 million and $27.5 million, depending on the counterparty in default.

F 39

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

	2014	2013	2012
Balance at beginning of year	$1.1	$0.9	$2.4
Additions	-	0.2	-
Deductions	(1.1)	-	(1.5)
Balance at end of year	$-	$1.1	$0.9

Significant Commercial Relationship

	2014	2013	2012
% of consolidated revenues
Chevron Phillips Chemical Company LLC	4%	8%	10%

The transactions in the above table were primarily associated with the Marketing and Distribution segment.

Casualty or Other Risks

We maintain coverage in various insurance programs, which provides us and the Partnership with property damage, business interruption and other coverages which are customary for the nature and scope of our operations. The majority of the insurance costs described above is allocated to the Partnership by us through the Partnership Agreement described in Note 16.

Management believes that we have adequate insurance coverage, although insurance may not cover every type of interruption that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially, and in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, we may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all.

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

F 40

Note 20 – Other Operating (Income) Expense

	2014	2013	2012
Loss (gain) on sale or disposal of assets (1)	$(4.8)	$3.9	$15.6
Casualty loss	0.1	4.3	3.6
Miscellaneous business tax	0.4	0.7	0.7
Other	1.3	0.7	-
	$(3.0)	$9.6	$19.9
______________
(1)	Includes a $15.4 million loss in 2012 due to a write-off of the Partnership’s investment in the Yscloskey joint interest processing plant in Southeastern Louisiana. Following Hurricane Isaac, the joint venture owners elected not to restart the plant.

Note 21—Income Taxes

Our provisions for income taxes for the periods indicated are as follows:

	2014	2013	2012
Current expense	$72.4	$42.8	$27.9
Deferred expense (benefit)	(4.4)	5.4	9.0
	$68.0	$48.2	$36.9

Our deferred income tax assets and liabilities at December 31, 2014 and 2013 consist of differences related to the timing of recognition of certain types of costs as follows:

	2014	2013
Deferred tax assets:
Deferred tax assets before valuation allowance	$3.5	$3.5
Valuation allowance	(3.5)	(3.5)
	$-	$-
Deferred tax liabilities:
Investments (1)	$(115.8)	$(115.2)
Debt related deferreds	(13.4)	(17.2)
Other	(9.5)	(7.1)
	(138.7)	(139.5)
	$(138.7)	$(139.5)
Net deferred tax liability:
Federal	$(115.5)	$(121.0)
Foreign	0.6	0.6
State	(23.8)	(19.1)
	$(138.7)	$(139.5)
Balance sheet classification of deferred tax assets (liabilities):
Long-term asset	$-	$(3.5)
Current liability	(0.5)	(0.5)
Long-term liability	(138.2)	(135.5)
	$(138.7)	$(139.5)
_________
(1)	Our deferred tax liability attributable to investments reflects the differences between the book and tax carrying values of the assets and liabilities of our investments.

As a result of dropdown transactions in 2010 and 2009, differences related to the date of income recognition for book and tax occurred, resulting in deferred tax assets. The reversal of these differences will not be recognized until we sell the units of the Partnership. Therefore, a valuation allowance of $3.5 million has been placed against these deferred assets.

F 41

Set forth below is the reconciliation between our income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision in the accompanying consolidated statements of operations for the periods indicated:

Income tax reconciliation:	2014	2013	2012
Income before income taxes	$491.0	$249.5	$196.2
Less: Net income attributable to noncontrolling interest	(320.7)	(136.2)	(121.2)
Less: Income taxes included in noncontrolling interest	(4.2)	(2.5)	(3.5)
Income attributable to TRC before income taxes	166.1	110.8	71.5
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	58.1	38.8	25.0
State income taxes, net of federal tax benefit	6.7	4.4	6.8
Amortization of deferred charge on 2010 transactions	4.7	4.7	4.7
Other, net	(1.5)	0.3	0.4
Income tax provision	$68.0	$48.2	$36.9

We have not identified any uncertain tax positions. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Note 22 - Supplemental Cash Flow Information

	2014	2013	2012
Cash:
Interest paid, net of capitalized interest (1)	$133.8	$121.7	$95.6
Income taxes paid, net of refunds	73.4	34.1	30.5
Non-cash:
Deadstock inventory transferred to property, plant and equipment	14.8	30.4	3.0
Accrued dividends on unvested equity awards	0.6	1.6	2.7
Badlands contingent consideration recorded at acquisition date	-	-	15.3
Change in capital accruals	19.0	(0.4)	(34.3)
Transfers from materials and supplies to property, plant and equipment	4.6	20.5	-
Change in ARO estimate	2.1	1.6	(1.0)
___________
(1)	Interest capitalized on expansion projects was $16.1 million, $28.0 million and $13.6 million for the years ended December 31, 2014, 2013 and 2012.

Note 23 – Stock and Other Compensation Plans

For the years ended December 31, 2014, 2013 and 2012 our results include compensation expenses from the following sources:

Partnership Long-Term Incentive Plan
Performance Units - Equity-settled
Director Grants
2010 TRC Stock Incentive Plan
Restricted Stock Awards
Restricted Stock Units Awards
TRC Director Grants
Targa 401(k) Plan
TRC Long-Term Incentive Plan
Cash-settled Performance Units

F 42

The Partnership Equity-Settled Performance Units

The Partnership started issuing equity-settled performance units in 2011. The following table summarizes activities of our equity-settled performance units for the years ended December 31, 2014, 2013, and 2012:

	Number of units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	135,870	$33.94
Granted	171,750	41.94
Outstanding at December 31, 2012	307,620	38.40
Granted	244,578	46.54
Outstanding at December 31, 2013	552,198	42.01
Granted	168,495	57.19
Vested	(137,170)	34.02
Forfeited	(6,120)	49.39
Outstanding at December 31, 2014	577,403	48.26

Subsequent Event - On January 21, 2015, the Committee made awards to the executive management for the 2015 compensation cycle of 103,760 equity-settled performance units under our LTIP that will vest in June 2018.

Partnership Director Grants

Starting in 2011, the common units granted to the Partnership’s non-management directors were vested immediately at the grant date.

The following table summarizes activity of the common unit-based awards granted to the Partnership’s Directors for the years ended December 31, 2014, 2013 and 2012 (in units and dollars):

	Number of units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	19,831	$16.31
Granted	9,980	38.72
Vested	(25,311)	23.86
Outstanding at December 31, 2012	4,500	23.51
Granted	12,780	39.33
Vested	(17,280)	35.21
Outstanding at December 31, 2013	-	-
Granted	8,740	50.29
Vested	(8,740)	50.29
Outstanding at December 31, 2014	-	-

Subsequent Event - On January 21, 2015, the Committee made awards of 10,565 of our common units (2,113 units to each of our non-management directors). The awards vested immediately at the grant date.

F 43

TRC LTIP -- Cash-settled Performance Units

The following table summarizes the cash-settled performance units for the year ended 2014 awarded under the Targa LTIP (in units and millions of dollars):

	Program Year
	2011 Plan	2012 Plan	2013 Plan	2014 Plan	Total
Units outstanding January 1, 2014	124,870	142,460	144,960	-	412,290
Granted	-	-	-	122,950	122,950
Vested and paid	(123,570)	-	-	-	(123,570)
Forfeited	(1,300)	(4,000)	(2,850)	(590)	(8,740)
Units outstanding December 31, 2014	-	138,460	142,110	122,360	402,930

Calculated fair market value as of December 31, 2014		$8.8	$6.5	$3.7	$19.0

Current liability		$7.3	$-	$-	$7.3
Long-term liability		-	3.1	0.5	3.6
Liability as of December 31, 2014		$7.3	$3.1	$0.5	$10.9

To be recognized in future periods		$1.5	$3.4	$3.2	$8.1

Vesting date		June 2015	June 2016	June 2017

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

F 44

Restricted Stock Awards - Total shares authorized under this plan are 5,000,000. Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends. The following table summarizes the restricted stock awards in shares and in dollars for the years indicated:

		Weighted-average
	Number of shares	Grant-Date Fair Value
Outstanding at December 31, 2011	1,434,220	$22.67
Granted (1)	91,090	42.50
Forfeited	(8,930)	23.99
Vested (2)	(805,350)	22.00
Outstanding at December 31, 2012	711,030	25.95
Granted (1)	30,623	57.59
Forfeited	(2,740)	27.28
Vested (2)	(534,940)	22.00
Outstanding at December 31, 2013	203,973	41.05
Granted	-	-
Forfeited	(1,980)	42.82
Vested (3)	(82,800)	33.37
Outstanding at December 31, 2014	119,193	46.35
__________
(1)	These awards will cliff vest at the end of three years.
(2)	Awards vested in 2013 and 2012 were 40% and 60% of the awards issued in conjunction with the Targa IPO, net of forfeitures. Targa repurchased 169,159 and 197,731 shares from employees at $79.01 and $47.88 per share in 2013 and 2012 to satisfy the employees’ minimum statutory tax withholdings on the vested awards. The repurchased shares are recorded in treasury stock at cost.
(3)	Targa repurchased 8,113, 12,849 and 1,006 shares from employees at $96.52, $129.46 and $137.64 per share on February 14th, August 1st, and August 22nd of 2014 to satisfy the employees’ minimum statutory tax withholdings on the vested awards. The repurchased shares are recorded in treasury stock at cost.

Restricted Stock Units (“RSUs”) Awards – RSUs are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The following table summarizes the restricted stock awards in shares and in dollars for the years indicated.

		Weighted-average
	Number of shares	Grant-Date Fair Value
Outstanding at December 31, 2012	-	$-
Granted	55,790	69.90
Forfeited	(240)	67.07
Outstanding at December 31, 2013	55,550	69.92
Granted	54,357	112.89
Forfeited	(1,440)	75.81
Vested	(100)	67.07
Outstanding at December 31, 2014	108,367	91.41

Subsequent Events

On January 2015, the compensation committee (the “Committee”) made restricted stock units awards of 32,372 shares to executive management under the TRC Plan for the 2015 compensation cycle that will cliff vest in three years from the grant date.

On January 12, 2015, we repurchased 5,930 shares of grants issued in January 2012 and vested in 2015 at $89.27 per share to satisfy the employee’s minimum statutory tax withholdings on the vested awards. The repurchased shares are recorded in treasury stock at cost.

On January 15, 2015, the Committee awarded 5,862 shares of our common stock to our outside directors. The awards vested at grant date.

F 45

Long-Term Incentive Plans

Performance Units

In 2007 both we and the Partnership adopted Long-Term Incentive Plans (“LTIP”) for employees, consultants, directors and non-employee directors of us and our affiliates who perform services for us or our affiliates. The performance units granted under these plans are linked to the performance of the Partnership’s common units. These plans provide for, among other things, the grant of both cash-settled and equity-settled performance units.  Performance unit awards may also include distribution equivalent rights (“DERs”). The LTIPs are administered by the Committee of the Targa Board of Directors. Total units authorized under the LTIP are 1,680,000.

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

The following table summarizes the compensation expenses under the various compensation plans recognized for the years indicated:

	2014	2013	2012
2010 TRC Stock Incentive Plan - Director Grants	$0.5	$0.5	$0.4
Partnership Equity-Settled Performance Units	8.8	5.5	3.1
Partnership Director Grants	0.4	0.5	0.5
Allocated to the Partnership
2010 TRC Stock Incentive Plan - Restricted Stock	2.2	6.3	13.7
2010 TRC Stock Incentive Plan - Restricted Stock Unit	2.5	0.4	-
TRC LTIP - Cash-Settled Performance Units	11.0	21.9	14.2

The table below summarizes the unrecognized compensation expenses and the approximate remaining weighted average vesting periods related to our various compensation plans as of December 31, 2014:

		Weighted Average
	December 31,	Remaining
	2014	Vesting Period
	(In millions)	(In years)
Partnership Equity-Settled Performance Units	$14.1	2.0
2010 TRC Stock Incentive Plan - Restricted Stock	1.1	0.9
2010 TRC Stock Incentive Plan - Restricted Stock Units	7.0	2.3

F 46

The total fair value of share-based awards on the dates they vested are as follows:

	2014	2013	2012
TRC Cash-Settled Performance Units	$14.7	$25.2	$22.2
Partnership Equity - Settled Performance Units	10.0	-	-
Accrued DERs settled for Equity - Settled Performance Units	1.6	-	-
Partnership Director Grants	0.4	0.7	1.0
2010 TRC Stock Incentive Plan - Restricted Stock (1)	7.1	42.2	40.3
2010 TRC Stock Incentive Plan - Director Grants	0.5	0.5	0.4
Accrued dividends settled	0.5	2.4	2.0
________
(1)	We recognized $1.0 million, $1.6 million and $1.3 million in tax benefits associated with the vesting of the restricted stock in 2014, 2013 and 2012.

401(k) Plan

We have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). We also contribute an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. We made contributions to the 401(k) plan totaling $10.5 million, $9.6 million and $8.7 million during 2014, 2013, and 2012.

Note 24 — Segment Information

The Partnership reports its operations in two divisions: (i) Gathering and Processing, consisting of two reportable segments – (a) Field Gathering and Processing and (b) Coastal Gathering and Processing; and (ii) Logistics and Marketing consisting of two reportable segments – (a) Logistics Assets and (b) Marketing and Distribution. The financial results of its hedging activities on reported profits are reported in Other.

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

The Partnership’s Logistics Assets segment is involved in transporting, storing, and fractionating mixed NGLs; storing, terminaling, and transporting finished NGLs, including services for the LPG export market; and storing and terminaling refined petroleum products. These assets are generally connected to and supplied in part by the Partnership’s Gathering and Processing segments and are predominantly located in Mont Belvieu, and Galena Park, Texas and Lake Charles, Louisiana.

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

F 47

Other contains the results of the Partnership’s commodity hedging activities included in operating margin. Eliminations of inter-segment transactions are reflected in the corporate and eliminations column.

Segment information is shown in the following tables. We have segregated the following segment information between Partnership and non-Partnership activities.

	Year Ended December 31, 2014
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Total
Revenues
Sales of commodities	$197.4	$355.0	$99.1	$6,951.7	$(8.0)	$-	$-	$7,595.2
Fees from midstream services	190.3	34.4	293.6	503.0	-	-	-	1,021.3
	387.7	389.4	392.7	7,454.7	(8.0)	-	-	8,616.5
Intersegment revenues
Sales of commodities	1,491.2	577.6	4.4	486.7	-	(2,559.9)	-	-
Fees from midstream services	5.2	-	308.3	30.1	-	(343.6)	-	-
	1,496.4	577.6	312.7	516.8	-	(2,903.5)	-	-
Revenues	$1,884.1	$967.0	$705.4	$7,971.5	$(8.0)	$(2,903.5)	$-	$8,616.5
Operating margin	$372.3	$77.6	$445.1	$249.6	$(8.0)	$-	$(0.1)	$1,136.5
Other financial information:
Total assets (1)	$3,409.0	$367.2	$1,717.3	$708.5	$60.2	$115.0	$76.3	$6,453.5
Capital expenditures	$423.1	$14.0	$274.4	$30.2	$-	$6.1	$-	$747.8
________________________
(1)	Corporate assets primarily include investment in unconsolidated subsidiaries and debt issuance costs associated with our long-term debt

	Year Ended December 31, 2013
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Total
Revenues
Sales of commodities	$188.8	$305.0	$140.5	$5,072.4	$21.4	$0.1	$(0.2)	$5,728.0
Fees from midstream services	113.9	33.6	216.0	223.3	-	(0.1)	-	586.7
	302.7	338.6	356.5	5,295.7	21.4	-	(0.2)	6,314.7
Intersegment revenues
Sales of commodities	1,218.9	642.2	3.9	478.6	-	(2,343.6)	-	-
Fees from midstream services	3.4	1.0	176.5	29.8	-	(210.7)	-	-
	1,222.3	643.2	180.4	508.4	-	(2,554.3)	-	-
Revenues	$1,525.0	$981.8	$536.9	$5,804.1	$21.4	$(2,554.3)	$(0.2)	$6,314.7
Operating margin	$270.5	$85.4	$282.3	$141.9	$21.4	$-	$(0.3)	$801.2
Other financial information:
Total assets	$3,200.7	$383.8	$1,503.6	$756.1	$5.1	$122.1	$77.2	$6,048.6
Capital expenditures	$557.8	$20.6	$444.7	$6.3	$-	$5.1	$-	$1,034.5

F 48

	Year Ended December 31, 2012
	Field	Coastal
	Gathering	Gathering		Marketing		Corporate
	and	and	Logistics	and		and	TRC Non-
	Processing	Processing	Assets	Distribution	Other	Eliminations	Partnership	Total
Revenues
Sales of commodities	$172.7	$240.6	$184.4	$4,680.2	$41.1	$-	$2.1	$5,321.1
Fees from midstream services	39.5	23.6	170.7	124.2	-	(0.1)	-	357.9
	212.2	264.2	355.1	4,804.4	41.1	(0.1)	2.1	5,679.0
Intersegment revenues
Sales of commodities	1,150.7	701.1	1.8	565.0	-	(2,418.6)	-	-
Fees from midstream services	1.3	0.1	106.5	32.0	-	(139.9)	-	-
	1,152.0	701.2	108.3	597.0	-	(2,558.5)	-	-
Revenues	$1,364.2	$965.4	$463.4	$5,401.4	$41.1	$(2,558.6)	$2.1	$5,679.0
Operating margin	$231.2	$115.1	$188.3	$116.0	$41.1	$-	$1.9	$693.6
Other financial information:
Total assets	$2,797.9	$414.1	$1,100.9	$548.6	$34.4	$129.8	$79.3	$5,105.0
Capital expenditures	$222.1	$9.4	$359.0	$12.3	$-	$13.9	$0.3	$617.0
Business acquisitions	$970.4	$25.8	$-	$-	$-	$-	$-	$996.2

The following table shows our consolidated revenues by product and service for the periods presented:

	2014	2013	2012
Sales of commodities
Natural gas	$1,409.3	$1,224.7	$926.9
NGL	5,960.1	4,224.0	4,055.7
Condensate	134.3	121.8	114.1
Petroleum products	96.3	136.0	180.1
Derivative settlements	(4.8)	21.5	44.3
	7,595.2	5,728.0	5,321.1
Fees from midstream services
Fractionating and treating	208.9	133.9	110.1
Storage, terminaling, transportation and export	548.0	280.3	162.5
Gathering and processing	196.9	114.1	45.0
Other	67.5	58.4	40.3
	1,021.3	586.7	357.9
Total revenues	$8,616.5	$6,314.7	5,679.0

The following table shows a reconciliation of operating margin to net income for the periods presented:

	2014	2013	2012
Reconciliation of operating margin to net income:
Operating margin	$1,136.5	$801.2	$693.6
Depreciation and amortization expense	(351.0)	(271.9)	(197.6)
General and administrative expense	(148.0)	(151.5)	(139.8)
Interest expense, net	(147.1)	(134.1)	(120.8)
Other, net	0.6	5.8	(39.2)
Income tax expense	(68.0)	(48.2)	(36.9)
Net income	$423.0	$201.3	$159.3

F 49

Note 25 — Selected Quarterly Financial Data (Unaudited)

Our results of operations by quarter for the years ended December 31, 2014 and 2013 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In millions, except per share amounts)
2014
Revenues	$2,294.7	$2,000.6	$2,288.3	$2,032.9	$8,616.5
Gross margin	379.6	384.0	407.8	398.2	1,569.6
Operating income	158.4	150.3	168.7	163.1	640.5
Net income	106.9	103.2	120.4	92.5	423.0
Net income attributable to Targa / common shareholders	19.6	26.4	30.7	25.6	102.3
Net income per common share - basic	$0.47	$0.63	$0.73	$0.61	$2.44
Net income per common share - diluted	$0.47	$0.63	$0.73	$0.61	$2.43

2013
Revenues	$1,373.8	$1,370.5	$1,466.0	$2,104.4	$6,314.7
Gross margin	260.3	265.2	297.0	355.0	1,177.5
Operating income	73.9	60.9	88.5	144.9	368.2
Net income	33.8	22.5	49.4	95.6	201.3
Net income attributable to Targa / common shareholders	13.4	15.0	16.3	20.4	65.1
Net income per common share - basic	$0.32	$0.36	$0.39	$0.49	$1.56
Net income per common share - diluted	$0.32	$0.36	$0.39	$0.48	$1.55

F 50

Note 26— Condensed Parent Only Financial Statements

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

A substantial amount of Targa’s operating, investing and financing activities are conducted by its affiliates. The condensed financial statements should be read in conjunction with Targa’s consolidated financial statements, which begin on page F-1 in this Annual Report.

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013

	(In millions)
ASSETS
Investment in consolidated subsidiaries	$243.8	$208.4
Deferred income taxes	27.9	23.9
Long-term debt issue costs	1.0	1.4
Total assets	$272.7	$233.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued current liabilities	$0.6	$0.6
Long-term debt	102.0	84.0
Other long-term liabilities	0.3	0.3

Commitments and contingencies

Targa Resources Corp. stockholders' equity	169.8	148.8
Total liabilities and stockholders' equity	$272.7	$233.7

F 51

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

	(In millions, except per share amounts)
Equity in net income (loss) of consolidated subsidiaries	$109.8	$72.6	$45.4
General and administrative expenses	(8.3)	(8.4)	(8.2)
Income (loss) from operations	101.5	64.2	37.2
Other income (expense):
Gain on debt extinguishment	-	-	0.2
Interest expense	(3.2)	(3.2)	(3.2)
Income (loss) before income taxes	98.3	61.0	34.2
Deferred income tax (expense) benefit	4.0	4.1	3.9
Net income (loss) available to common shareholders	$102.3	$65.1	$38.1
Net income (loss) available per common share - basic	$2.44	$1.56	$0.93
Net income (loss) available per common share - diluted	$2.43	$1.55	$0.91
Weighted average shares outstanding - basic	42.0	41.6	41.0
Weighted average shares outstanding - diluted	42.1	42.1	41.8

F 52

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	(In millions)
Net cash provided by operating activities	$(1.3)	$(4.1)	$0.8

Investing activities:
Distribution and return of advances from consolidated subsidiaries	97.3	101.6	78.6
Net cash provided by investing activities	97.3	101.6	78.6

Financing activities:
Long-term debt borrowings	92.0	65.0	90.0
Long-term debt repayments	(74.0)	(63.0)	(96.8)
Costs incurred in connection with financing arrangements	-	-	(1.0)
Repurchase of common stock	-	(13.3)	(9.5)
Dividends to common and common equivalent shareholders	(113.0)	(87.8)	(62.2)
Excess tax benefit from stock-based awards	(1.0)	1.6	1.3
Distribution to owners	-	-	(1.2)
Net cash used in financing activities	(96.0)	(97.5)	(79.4)

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	-	-	-
Cash and cash equivalents - end of year	$-	$-	$-

F 53