Form 10-Q
period 2016-03-31
Targa Resources Corp.
filed 2016-05-10
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2016, there were 160,597,181 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Corp.’s (together with its subsidiaries, including Targa Resources Partners LP (“the Partnership” or “TRP”), “we,” “us,” “Targa,” “TRC,” or the “Company”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, by the use of forward-looking statements, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the following risks and uncertainties:

•	the timing and extent of changes in natural gas, natural gas liquids (“NGL”), crude oil and other commodity prices, interest rates and demand for our services;
•

the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and NGL supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation and markets;

•	our ability to access the capital markets, which will depend on general market conditions and the credit ratings for the Partnership’s and our debt obligations;
•	the amount of collateral required to be posted from time to time in our transactions;
•	our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•	the level of creditworthiness of counterparties to various transactions with us;
•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;
•	weather and other natural phenomena;
•	industry changes, including the impact of consolidations and changes in competition;
•	our ability to obtain necessary licenses, permits and other approvals;
•

our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets, including with respect to the Atlas mergers (as defined below); which were completed on February 27, 2015 between us and Atlas Energy, L.P., a Delaware limited partnership (“ATLS”) and between Atlas Pipeline Partners, L.P., a Delaware limited partnership (“APL”) and the Partnership;

•	general economic, market and business conditions; and
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (the “Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Part II- Other Information, Item 1A. Risk Factors.” in this Quarterly Report and in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
Btu	British thermal units, a measure of heating value
Bcf	Billion cubic feet
BBtu	Billion British thermal units
/d	Per day
/hr	Per hour
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
GAAP	Accounting principles generally accepted in the United States of America
LIBOR	London Interbank Offered Rate
NYSE	New York Stock Exchange
Price Index Definitions

IF-NGPL MC	Inside FERC Gas Market Report, Natural Gas Pipeline, Mid-Continent
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NY-WTI	NYMEX, West Texas Intermediate Crude Oil
OPIS-MB	Oil Price Information Service, Mont Belvieu, Texas
NG-NYMEX	NYMEX, Natural Gas

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$114.5	$140.2
Trade receivables, net of allowances of $0.1 million	428.4	515.8
Inventories	61.7	141.0
Assets from risk management activities	82.4	92.2
Other current assets	28.9	30.8
Total current assets	715.9	920.0
Property, plant and equipment	12,114.6	11,935.1
Accumulated depreciation	(2,380.0)	(2,232.4)
Property, plant and equipment, net	9,734.6	9,702.7
Intangible assets, net	1,765.1	1,810.1
Goodwill, net of impairment provisions	393.0	417.0
Long-term assets from risk management activities	25.2	34.9
Investments in unconsolidated affiliates	254.9	258.9
Other long-term assets	60.5	67.4
Total assets	$12,949.2	$13,211.0
LIABILITIES, PREFERRED SERIES A STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$541.0	$657.1
Liabilities from risk management activities	2.0	5.2
Accounts receivable securitization facility	150.0	219.3
Total current liabilities	693.0	881.6
Long-term debt	4,921.2	5,718.8
Long-term liabilities from risk management activities	7.9	2.4
Deferred income taxes, net	1,117.0	177.8
Other long-term liabilities	155.8	180.2

Contingencies (see Note 17)

Preferred Series A 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, issued and outstanding 965,100 shares)	173.6	—

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized)	0.2	0.1
Issued Outstanding
March 31, 2016 161,016,476 160,580,627
December 31, 2015 56,446,573 56,020,266
Preferred stock ($0.001 par value, after designation of Preferred Series A Stock (above) 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	5,321.5	1,457.4
Retained earnings (deficit)	(2.7)	26.9
Accumulated other comprehensive income (loss)	43.0	5.7
Treasury stock, at cost (435,849 shares as of March 31, 2016 and 426,307 as of December 31, 2015)	(28.9)	(28.7)
Total Targa Resources Corp. stockholders' equity	5,333.1	1,461.4
Noncontrolling interests in subsidiaries	547.6	4,788.8
Total owners' equity	5,880.7	6,250.2
Total liabilities, Preferred Series A Stock and owners' equity	$12,949.2	$13,211.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015

	(Unaudited)
	(In millions, except per share amounts)
Revenues
Sales of commodities	$1,171.0	$1,402.2
Fees from midstream services	271.4	277.5
Total revenues	1,442.4	1,679.7
Costs and expenses:
Product purchases	1,011.0	1,258.6
Operating expenses	132.1	121.1
Depreciation and amortization expenses	193.5	118.6
General and administrative expenses	45.3	42.6
Goodwill impairment	24.0	—
Other operating (income) expense	1.0	0.6
	1,406.9	1,541.5
Income from operations	35.5	138.2
Other income (expense):
Interest expense, net	(52.9)	(54.1)
Equity earnings (loss)	(4.8)	1.9
Gain (loss) from financing activities	24.7	(9.1)
Other	(0.1)	(26.0)
Income (loss) before income taxes	2.4	50.9
Total tax (expense) benefit	(3.1)	(15.2)
Net income (loss):	(0.7)	35.7
Less: Net income (loss) attributable to noncontrolling interests	2.0	32.5
Net income (loss) attributable to Targa Resources Corp.	(2.7)	3.2
Dividends on Series A preferred stock	3.8	—
Net income (loss) attributable to common shareholders	$(6.5)	$3.2

Net income (loss) per common share - basic	$(0.06)	$0.07
Net income (loss) per common share - diluted	$(0.06)	$0.07
Weighted average shares outstanding - basic	106.6	45.8
Weighted average shares outstanding - diluted	106.6	45.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2016			2015
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss) attributable to Targa Resources Corp.			$(2.7)			$3.2
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$(17.1)	6.6	(10.5)	$2.3	$(0.9)	1.4
Settlements reclassified to revenues	(13.0)	5.1	(7.9)	(1.4)	0.5	(0.9)
Other comprehensive income (loss) attributable to Targa Resources Corp.	(30.1)	11.7	(18.4)	0.9	(0.4)	0.5
Comprehensive income attributable to Targa Resources Corp.			(21.1)			3.7

Net income (loss) attributable to noncontrolling interests			2.0			32.5
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	23.8	-	23.8	28.0	-	28.0
Settlements reclassified to revenues	(11.2)	-	(11.2)	(11.8)	-	(11.8)
Other comprehensive income (loss) attributable to noncontrolling interests	12.6	-	12.6	16.2	-	16.2
Comprehensive income (loss) attributable to noncontrolling interests			14.6			48.7

Total
Net income (loss)			(0.7)			35.7
Other comprehensive income (loss)
Commodity hedging contracts:
Change in fair value	6.7	6.6	13.3	30.3	(0.9)	29.4
Settlements reclassified to revenues	(24.2)	5.1	(19.1)	(13.2)	0.5	(12.7)
Other comprehensive income (loss)	$(17.5)	$11.7	(5.8)	$17.1	$(0.4)	16.7

Total comprehensive income (loss)			$(6.5)			$52.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND PREFERRED SERIES A STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Total	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Owner's Equity	Series A Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2015	56,020	$0.1	$1,457.4	$26.9	$5.7	426	$(28.7)	$4,788.8	$6,250.2	$—
Compensation on equity grants	—	—	5.8	—	—	—	—	2.2	8.0	—
Distribution equivalent rights	—	—	(3.5)	—	—	—	—	(0.2)	(3.7)	—
Shares issued under compensation program	44	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(9)	—	—	—	—	9	(0.2)	(0.1)	(0.3)	—
Issuance of preferred Series A and detachable warrants	—	—	796.8	—	—	—	—	—	796.8	173.6
Preferred stock dividends	—	—	—	(3.8)	—	—	—	—	(3.8)	—
Common stock dividends	—	—	—	(23.1)	—	—	—	—	(23.1)	—
Common stock dividends in excess of retained earnings	—	—	(28.0)	—	—	—	—	—	(28.0)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(143.8)	(143.8)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6.0	6.0	—
Acquisition of TRP noncontrolling common interests, net of acquisition costs	104,526	0.1	3,093.0	—	55.7	—	—	(4,119.9)	(971.1)	—
Other comprehensive income (loss)	—	—	—	—	(18.4)	—	—	12.6	(5.8)	—
Net income (loss)	—	—	—	(2.7)	—	—	—	2.0	(0.7)	—
Balance, March 31, 2016	160,581	$0.2	$5,321.5	$(2.7)	$43.0	435	$(28.9)	$547.6	$5,880.7	$173.6

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

Balance, December 31, 2014	42,143	$—	$164.9	$25.5	$4.8	389	$(25.4)	$2,369.7	$2,539.5
Compensation on equity grants	—	—	2.1	—	—	—	—	3.8	5.9
Distribution equivalent rights	—	—	(0.2)	—	—	—	—	—	(0.2)
Shares issued under compensation program	31	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(17)	—	—	—	—	17	(1.6)	(0.6)	(2.2)
Sale of Partnership limited partner interests	—	—	—	—	—	—	—	53.0	53.0
Receivables from Partnership unit offerings	—	—	(24.8)	—	—	—	—	—	(24.8)
Proceeds from common stock issuances	3,738	—	336.2	—	—	—	—	—	336.2

Contribution of APL GP interest to the Partnership	—	—	—	—	—	—	—	—	—
Impact of Partnership equity transactions	—	—	51.2	—	—	—	—	(51.2)	—
Dividends	—	—	—	(25.4)	—	—	—	—	(25.4)
Dividends in excess of retained earnings	—	—	(7.0)	—	—	—	—	—	(7.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(88.6)	(88.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3.4	3.4
Noncontrolling interests in acquired subsidiaries	—	—	—	—	—	—	—	113.4	113.4
Common stock issued in ATLS merger	10,126	0.1	1,013.6	—	—	—	—	—	1,013.7
Partnership units issued in APL merger	—	—	—	—	—	—	—	2,435.7	2,435.7
Other comprehensive income (loss)	—	—	—	—	0.5	—	—	16.2	16.7
Net income	—	—	—	3.2	—	—	—	32.5	35.7
Balance, March 31, 2015	56,021	$0.1	$1,536.0	$3.3	$5.3	406	$(27.0)	$4,887.3	$6,405.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(0.7)	$35.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	4.2	3.2
Compensation on equity grants	8.0	5.9
Depreciation and amortization expense	193.5	118.6
Goodwill impairment	24.0	—
Accretion of asset retirement obligations	1.2	1.3
Change in redemption value of mandatorily redeemable preferred interest	(18.5)	—
Deferred income tax expense (benefit)	3.1	6.1
Equity (earnings) loss of unconsolidated affiliates	4.8	(1.9)
Distributions received from unconsolidated affiliates	—	2.2
Risk management activities	4.4	6.5
(Gain) loss on sale or disposition of assets	0.9	0.7
(Gain) loss from financing activities	(24.7)	9.1
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	94.7	90.7
Inventory	62.3	102.4
Accounts payable and other liabilities	(115.9)	(109.2)
Net cash provided by operating activities	241.3	271.3
Cash flows from investing activities
Outlays for property, plant and equipment	(190.1)	(187.6)
Outlays for business acquisitions, net of cash acquired	—	(1,574.4)
Return of capital from unconsolidated affiliates	3.4	0.6
Other, net	(1.3)	(7.8)
Net cash used in investing activities	(188.0)	(1,769.2)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	532.0	1,456.0
Repayments of credit facilities	(977.0)	(258.0)
Proceeds from accounts receivable securitization facility	5.7	253.4
Repayments of accounts receivable securitization facility	(75.0)	(238.3)
Proceeds from issuance of senior notes and term loan	—	1,530.0
Open market purchases of senior notes	(330.6)	—
Repayments on senior term loan	—	(188.0)
Redemption of APL senior notes	—	(1,168.8)
Costs incurred in connection with financing arrangements	(38.5)	(41.7)
Proceeds from sale of Partnership common and preferred units	—	28.2
Repurchase of shares and units under compensation plans	(0.2)	(2.1)
Contributions from noncontrolling interests	6.0	3.4
Distributions to noncontrolling interests	(2.1)	(2.7)
Payments of distribution equivalent rights	(0.3)	—
Proceeds from issuance of common stock	—	336.2
Proceeds from issuance of preferred stock and warrants	994.1	—
Distributions to Partnership unitholders	(141.7)	(85.9)
Dividends to common shareholders	(51.4)	(32.4)
Net cash provided by (used in) financing activities	(79.0)	1,589.3
Net change in cash and cash equivalents	(25.7)	91.4
Cash and cash equivalents, beginning of period	140.2	81.0
Cash and cash equivalents, end of period	$114.5	$172.4

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

The unaudited consolidated financial statements for the three months ended March 31, 2016 and 2015 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

We are engaged in the business of gathering, compressing, treating, processing and selling natural gas; storing, fractionating, treating, transporting and selling NGLs and NGL products; gathering, storing and terminaling crude oil; and storing, terminaling and selling refined petroleum products. See Note 20 – Segment Information for an analysis of our operations by business segment.

Our financial results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

One of our indirect subsidiaries is the sole general partner of Targa Resources Partners LP (“the Partnership” or “TRP”). Prior to February 17, 2016, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;
•	all Incentive Distribution Rights (“IDRs”);
•	16,309,594 common units representing limited partner interests in the Partnership (“common units”), representing an 8.8% limited partnership interest; and
•

a Special GP Interest representing retained tax benefits related to the contribution to the Partnership from us of the APL general partner interest acquired in the ATLS merger (see Note 4 – Business Acquisitions).

On February 17, 2016, we completed the transactions contemplated by the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement”), dated November 2, 2015, by and among us, the general partner of TRP, TRC and Spartan Merger Sub LLC, a subsidiary of us (“Merger Sub”) and we acquired indirectly all of the outstanding TRP common units that we and our subsidiaries did not already own. Upon the terms and conditions set forth in the TRC/TRP Merger Agreement, Merger Sub merged with and into TRP (the “TRC/TRP Merger”), with TRP continuing as the surviving entity and as a subsidiary of TRC.

At the effective time of the TRC/TRP Merger, each outstanding TRP common unit not owned by us or our subsidiaries was converted into the right to receive 0.62 shares of our common stock. We issued 104,525,775 shares of our common stock to third-party unitholders of the common units of the Partnership in exchange for all of the 168,590,009 outstanding common units of the Partnership that we previously did not own. No fractional shares were issued in the TRC/TRP Merger, and TRP common unitholders instead received cash in lieu of fractional shares. There were no changes to our other interests in the Partnership.

TRP’s 5,000,000 9.0% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding after the TRC/TRP Merger. The Preferred Units are listed on the NYSE under “NGLS PRA” and are publicly traded.

As we continue to control the Partnership, the change in our ownership interest as a result of the TRC/TRP Merger is accounted for as an equity transaction, which is reflected in our Consolidated Balance Sheet as a reduction of noncontrolling interests and a corresponding increase in common stock and additional paid in capital. The TRC/TRP Merger is a taxable exchange resulting in a book/tax difference in the basis of the underlying assets acquired (our investment in TRP). A deferred tax liability of approximately $950 million has been recorded, computed as $9.0 billion book basis in excess of $6.5 billion tax basis at our statutory tax rate of 37.11%.

The equity interests in TRP (which are consolidated in our financial statements) that were owned by the public prior to February 17, 2016 are reflected within “Noncontrolling interests” in our accompanying Consolidated Balance Sheet as of March 31, 2016. The earnings recorded by TRP that were attributed to its common units held by the public prior to February 17, 2016 are reported as “Net income attributable to noncontrolling interests” in our accompanying March 31, 2016 Consolidated Statements of Operations.

Revisions of Previously Reported Activity in our Statement of Changes in Comprehensive Income

During the first quarter of 2016 we concluded that activity related to our commodity hedge contracts was not reported properly in our Statement of Changes in Other Comprehensive Income during 2015.  The errors resulted in misstatements of the statement caption “Change in fair value” and equal offsetting misstatements of the caption “Settlements reclassified to revenues.”  Related income tax effects were also misstated.

We concluded that these misstatements were not material to any of the periods affected, as reported “Total Other Comprehensive Income” is unchanged.  However, we have revised previous Statements of Changes in Comprehensive Income reported during 2015 to properly reflect changes in fair value and settlements reclassified to revenues. There is no impact on previously reported net income, total comprehensive income, cash flows, financial position or other profitability measures.

The following table displays the impact of these revisions to activity reported in our Statement of Changes in Other Comprehensive Income during 2015.

	Three Months Ended
	March 31, 2015			March 31, 2015
	As Reported	As Reported	As Reported	As Corrected	As Corrected	As Corrected
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$1.8	$(0.7)	$1.1	$2.3	$(0.9)	$1.4
Settlements reclassified to revenues	(0.9)	0.3	(0.6)	(1.4)	0.5	(0.9)
Other comprehensive income (loss) attributable to Targa Resources Corp.	0.9	(0.4)	0.5	0.9	(0.4)	0.5

Noncontrolling interests
Commodity hedging contracts:
Change in fair value	23.4	-	23.4	28.0	-	28.0
Settlements reclassified to revenues	(7.2)	-	(7.2)	(11.8)	-	(11.8)
Other comprehensive income (loss) attributable to noncontrolling interests	16.2	-	16.2	16.2	-	16.2

Total
Commodity hedging contracts:
Change in fair value	25.2	(0.7)	24.5	30.3	(0.9)	29.4
Settlements reclassified to revenues	(8.1)	0.3	(7.8)	(13.2)	0.5	(12.7)
Other comprehensive income (loss)	$17.1	$(0.4)	$16.7	$17.1	$(0.4)	$16.7

	Three Months Ended						Six Months Ended
	June 30, 2015						June 30, 2015
	As Reported			As Corrected			As Reported			As Corrected
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$(1.1)	$0.4	$(0.7)	$(0.5)	$0.2	$(0.3)	$0.6	$(0.2)	$0.4	$2.0	$(0.6)	$1.4
Settlements reclassified to revenues	(1.8)	0.7	(1.1)	(2.4)	0.9	(1.5)	(2.7)	1.0	(1.7)	(4.1)	1.4	(2.7)
Other comprehensive income (loss) attributable to Targa Resources Corp.	(2.9)	1.1	(1.8)	(2.9)	1.1	(1.8)	(2.1)	0.8	(1.3)	(2.1)	0.8	(1.3)

Noncontrolling interests
Commodity hedging contracts:
Change in fair value	(7.6)	-	(7.6)	(3.1)	-	(3.1)	15.9	-	15.9	25.0	-	25.0
Settlements reclassified to revenues	(14.5)	-	(14.5)	(19.0)	-	(19.0)	(21.7)	-	(21.7)	(30.8)	-	(30.8)
Other comprehensive income (loss) attributable to noncontrolling interests	(22.1)	-	(22.1)	(22.1)	-	(22.1)	(5.8)	-	(5.8)	(5.8)	-	(5.8)

Total
Commodity hedging contracts:
Change in fair value	(8.7)	0.4	(8.3)	(3.6)	0.2	(3.4)	16.5	(0.2)	16.3	27.0	(0.6)	26.4
Settlements reclassified to revenues	(16.3)	0.7	(15.6)	(21.4)	0.9	(20.5)	(24.4)	1.0	(23.4)	(34.9)	1.4	(33.5)
Other comprehensive income (loss)	$(25.0)	$1.1	$(23.9)	$(25.0)	$1.1	$(23.9)	$(7.9)	0.8	(7.1)	(7.9)	0.8	(7.1)

	Three Months Ended						Nine Months Ended
	September 30, 2015						September 30, 2015
	As Reported			As Corrected			As Reported			As Corrected
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$4.6	$(1.7)	$2.9	$5.5	$(2.0)	$3.5	$5.2	$(2.0)	$3.2	$7.5	$(2.9)	$4.6
Settlements reclassified to revenues	(1.8)	0.7	(1.1)	(2.7)	1.0	(1.7)	(4.5)	1.7	(2.8)	(6.8)	2.6	(4.2)
Other comprehensive income (loss) attributable to Targa Resources Corp.	2.8	(1.0)	1.8	2.8	(1.0)	1.8	0.7	(0.3)	0.4	0.7	(0.3)	0.4

Noncontrolling interests
Commodity hedging contracts:
Change in fair value	38.3	-	38.3	45.2	-	45.2	54.2	-	54.2	70.1	-	70.1
Settlements reclassified to revenues	(14.9)	-	(14.9)	(21.8)	-	(21.8)	(36.6)	-	(36.6)	(52.5)	-	(52.5)
Other comprehensive income (loss) attributable to noncontrolling interests	23.4	-	23.4	23.4	-	23.4	17.6	-	17.6	17.6	-	17.6

Total
Commodity hedging contracts:
Change in fair value	42.9	(1.7)	41.2	50.7	(2.0)	48.7	59.4	(2.0)	57.4	77.6	(2.9)	74.7
Settlements reclassified to revenues	(16.7)	0.7	(16.0)	(24.5)	1.0	(23.5)	(41.1)	1.7	(39.4)	(59.3)	2.6	(56.7)
Other comprehensive income (loss)	$26.2	$(1.0)	$25.2	$26.2	$(1.0)	$25.2	$18.3	$(0.3)	$18.0	$18.3	$(0.3)	$18.0

	2015			2015
	As Reported			As Corrected
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$7.4	$(2.8)	$4.6	$11.0	$(4.2)	$6.8
Settlements reclassified to revenues	(5.9)	2.2	(3.7)	(9.5)	3.6	(5.9)
Other comprehensive income (loss) attributable to Targa Resources Corp.	1.5	(0.6)	0.9	1.5	(0.6)	0.9

Noncontrolling interests
Commodity hedging contracts:
Change in fair value	73.8	-	73.8	101.7	-	101.7
Settlements reclassified to revenues	(48.9)	-	(48.9)	(76.8)	-	(76.8)
Other comprehensive income (loss) attributable to noncontrolling interests	24.9	-	24.9	24.9	-	24.9

Total
Commodity hedging contracts:
Change in fair value	81.2	(2.8)	78.4	112.7	(4.2)	108.5
Settlements reclassified to revenues	(54.8)	2.2	(52.6)	(86.3)	3.6	(82.7)
Other comprehensive income (loss)	$26.4	$(0.6)	25.8	26.4	(0.6)	25.8

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. There were no significant updates or revisions to our policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The update also creates a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The new revenue standard requires that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entities expect to be entitled in exchange for those goods or services. To achieve that core principle, the standard requires a five step process of identifying the contracts with customers, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, the performance obligations are satisfied. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

With the issuance in August 2015 of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, the revenue recognition standard is effective for the annual period beginning after December 15, 2017, and for annual and interim periods thereafter. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We must retroactively apply the new revenue recognition standard to transactions in all prior periods presented, but will have a choice between either (1) restating each prior period presented or (2) presenting a cumulative effect adjustment in the period the amendment is adopted. We expect to adopt this guidance on January 1, 2018 and are continuing to evaluate the impact on our revenue recognition practices.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments are intended to simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments are effective for us in 2016 with no impact on our consolidated financial statements or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $42.7 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of March 31, 2016 has $38.2 million in unamortized debt issuance costs classified in Long-term debt.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this update improve the operability and understandability of the implementation guidance on principal versus agent considerations, including clarifying that an entity should determine whether it is a principal or an agent for each specified good or service promised to a customer. These amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We expect to adopt this guidance on January 1, 2018 and are continuing to evaluate the impact on our revenue recognition practices.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update provide, among other things, that (1) all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement with the tax effects of exercised or vested awards treated as discrete items in the reporting period in which they occur and recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (3) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (4) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We expect to adopt the amendments in the second quarter of 2016 and are currently evaluating the impacts of the amendments to our financial statements and accounting practices for stock compensation.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These amendments clarify the guidance on identification of performance obligations and licensing. The amendments include that entities do not have to decide if goods and services are performance obligations if they are considered immaterial in the context of a contract. Entities are also permitted to account for the shipping and handling that takes place after the customer has gained control of the goods as actions to fulfill the contract rather than separate services. In order to identify a performance obligation in a customer contract, an entity has to determine whether the goods or services are distinct, and ASU No. 2016-10 clarifies how the determination can be made. We expect to adopt this guidance on January 1, 2018 and are continuing to evaluate the impact on our revenue recognition practices.

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

On February 27, 2015, the Partnership’s partnership agreement (the “Partnership Agreement’) was amended to provide for the issuance of a special general partner interest in the Partnership (the “Special GP Interest”) representing the contribution to the Partnership of the APL GP interest acquired in the ATLS merger totaling $1.6 billion. The Special GP Interest is not entitled to current distributions or allocations of net income or loss, and has no voting rights or other rights except for the limited right to receive deductions attributable to the contribution of APL GP and the right to distributions in liquidation.

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

TPL is a provider of natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas. The Atlas mergers added TPL’s Woodford/SCOOP, Mississippi Lime, Eagle Ford and additional Permian assets to the Partnership’s existing operations. In total, TPL added 2,053 MMcf/d of processing capacity and 12,220 miles of additional pipeline. The operating results of TPL are reported in our Gathering and Processing segment.

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

ATLS owned, directly and indirectly, 5,754,253 APL common units immediately prior to closing. Our acquisition of ATLS resulted in us acquiring these common units (converted to 3,363,935 Partnership common units) valued at approximately $147.4 million (based on the $43.82 closing market price of a Partnership common unit on the NYSE on February 27, 2015) and the right to receive the units’ one-time cash payment of approximately $7.3 million, which reduced the consolidated purchase price by approximately $154.7 million.

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

The acquired business contributed revenues of $160.6 million and net income of $3.4 million to the Company for the period from February 27, 2015 to March 31, 2015, and is reported in our Gathering and Processing segment. As of March 31, 2015, we had incurred $26.0 million of acquisition-related costs. These expenses are included in other expense in our Consolidated Statements of Operations for the three months ended March 31, 2015. As of March 31, 2016, cumulative acquisition-related costs totaled $27.3 million.

Pro Forma Impact of Atlas Mergers on Consolidated Statements of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the three months ended March 31, 2015 assumes that the Partnership’s acquisition of APL and our acquisition of ATLS had occurred as of January 1, 2014. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1,  2014, or that the results that will be attained in the future. Amounts presented below are in millions.

March 31, 2015
Pro Forma
Revenues	$1,994.0
Net income	18.0

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making adjustments to:

•	Reflect the change in amortization expense resulting from the difference between the historical balances of APL’s intangible assets, net, and the fair value of intangible assets acquired.
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

•

Remove the results of operations attributable to the February 2015 transfer to Atlas Resource Partners, L.P. of 100% of APL’s interest in gas gathering assets located in the Appalachian Basin of Tennessee.

•	Exclude $26.0 million of acquisition-related costs incurred as of March 31, 2015 from pro forma net income for the three months ended March 31, 2015.
•	Reflect the change in APL’s revenues and product purchases to report plant sales of Y-grade at contractual net values to conform to our accounting policy.

The following table summarizes the consideration transferred to acquire ATLS and APL:

Fair Value of Consideration Transferred:
Cash paid, net of cash acquired (1):
TRC	$745.7
TRP	828.7
Common shares of TRC	1,008.5
Replacement restricted stock units awarded (2)	5.2
Common units of TRP	2,421.1
Replacement phantom units awarded (2)	15.0
Total	$5,024.2

(1)	Net of cash acquired of $40.8 million.
(2)

The fair value of consideration transferred in the form of replacement restricted stock unit awards and replacement phantom unit awards represent the allocation of the fair value of the awards to the pre-combination service period. The fair value of the awards associated with the post-combination service period will be recognized over the remaining service period of the award.

Our fair value determination related to the Atlas mergers was as follows.

Fair value determination:	February 27, 2015
Trade and other current receivables, net	$181.1
Other current assets	24.4
Assets from risk management activities	102.1
Property, plant and equipment	4,616.9
Investments in unconsolidated affiliates	214.5
Intangible assets	1,354.9
Other long-term assets	5.5
Current liabilities	(259.3)
Long-term debt	(1,573.3)
Deferred income tax liabilities, net	(13.6)
Other long-term liabilities	(119.1)
Total identifiable net assets	4,534.1
Noncontrolling interest in subsidiaries	(216.9)
Goodwill	707.0
Total fair value of consideration transferred	$5,024.2

During the three months ended June 30, 2015, we recorded measurement-period adjustments to our acquisition date fair values due to the refinement of our valuation models, assumptions and inputs. As a result, the Consolidated Statement of Operations for the three months ended March 31, 2015 was retrospectively adjusted for the impact of measurement-period adjustments to property, plant and equipment, intangible assets, and investments in unconsolidated affiliates. These adjustments resulted in a decrease in depreciation and amortization expense of $1.0 million, and an increase in equity earnings of $0.3 million from the amounts previously reported in our Form 10-Q for the quarter ended March 31, 2015.

We adopted the amendments to ASU-2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments on September 30, 2015. As a result, during the six months ended December 31, 2015, we recorded additional quarterly measurement-period adjustments to our acquisition date fair values due to the refinement of our valuation models, assumptions and inputs, as well as adjustments to previously reported preliminary fair values as a result of our review procedures over the development and application of inputs, assumptions and calculations used in cash-flow based fair value measurements associated with business combinations not operating as designed. We recognized these quarterly adjustments in the third and fourth quarters of 2015, with the effect on the Consolidated Statements of Operations resulting from the change to the provisional amounts calculated as if the acquisition had been completed at February 27, 2015.

The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions including projections of future production volumes and cash flows, benchmark analysis of comparable public companies, expectations regarding customer contracts and relationships, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 16 – Fair Value Measurements. These inputs require significant judgments and estimates at the time of valuation.

The excess of the purchase price over the fair value of net assets acquired was approximately $707.0 million, which was recorded as goodwill. The determination of goodwill is attributable to the workforce of the acquired business and the expected synergies. The goodwill is expected to be amortizable for tax purposes.

The fair value of assets acquired includes trade receivables of $178.1 million. The gross amount due under contracts is $178.1 million, all of which is expected to be collectible. The fair value of assets acquired includes receivables of $3.0 million reported in current receivables and $4.5 million reported in other long-term assets related to a contractual settlement with a counterparty.

Mandatorily Redeemable Preferred Interests

Other long-term liabilities acquired includes $109.3 million related to mandatorily redeemable preferred interests held by our partner in two joint ventures (see Note 10 – Other Long-Term Liabilities).

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

Goodwill

We recognized goodwill at a fair value of approximately $707.0 million associated with the Atlas mergers as of the acquisition date on February 27, 2015. Goodwill has been attributed to the WestTX, SouthTX and SouthOK reporting units in our Gathering and Processing segment. As a result, any level of decrease in the forecasted cash flows from the date of acquisition would likely result in the fair value of the reporting unit to fall below the carrying value of the reporting unit, and could result in an impairment of that reporting unit’s goodwill.

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances.  As of December 31, 2015, we had not completed our November 30, 2015 impairment assessment. Based on the results of that preliminary evaluation, we recorded a provisional goodwill impairment of $290.0 million during the fourth quarter of 2015. The provisional goodwill impairment reduced the carrying value of goodwill to $417.0 million on our Consolidated Balance Sheets as of December 31, 2015.

During the first quarter of 2016, we finalized our evaluation of goodwill for impairment and have recorded additional impairment expense of $24.0 million in our Consolidated Statement of Operations and reduced the carrying value of goodwill to $393.0 million on our Consolidated Balance Sheets. The impairment of goodwill is primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas. Our evaluation as of November 30, 2015 utilized the income approach (a discounted cash flow analysis (“DCF”)) to estimate the fair values of our reporting units. The future cash flows for our reporting units is based on our estimates, at that time, of future revenues, income from operations and other factors, such as working capital and capital expenditures. We take into account current and expected industry and market conditions, commodity pricing and volumetric forecasts in the basins in which the reporting units operate. The discount rates used in our DCF analysis are based on a weighted average cost of capital determined from relevant market comparisons.

Changes in the gross amounts of our goodwill and impairment loss are as follows:

	WestTX	SouthTX	SouthOK	Total
Beginning of period January 1, 2015	$—	$—	$—	$—
Acquisition February 27, 2015	364.5	160.3	182.2	707.0
Provisional Impairment	(37.6)	(70.2)	(182.2)	(290.0)
Goodwill December 31, 2015	326.9	90.1	—	417.0
Additional Impairment	(14.4)	(9.6)	—	(24.0)
Goodwill March 31, 2016	$312.5	$80.5	$—	$393.0

The sustained decrease and uncertain outlook in commodity prices and volumes have adversely impacted our customers and their future capital and operating plans. A continued or prolonged period of lower commodity prices could result in further deterioration of reporting unit fair values and potential further impairment charges related to goodwill and property, plant and equipment.

Note 5 — Inventories

	March 31, 2016	December 31, 2015
Commodities	$49.2	$128.3
Materials and supplies	12.5	12.7
	$61.7	$141.0

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	March 31, 2016	December 31, 2015	Estimated Useful Lives (In Years)
Gathering systems	$6,357.8	$6,304.5	5 to 20
Processing and fractionation facilities	3,003.1	2,995.2	5 to 25
Terminaling and storage facilities	1,173.9	1,115.0	5 to 25
Transportation assets	454.7	454.0	10 to 25
Other property, plant and equipment	215.5	221.1	3 to 25
Land	108.8	108.8	—
Construction in progress	800.8	736.5	—
Property, plant and equipment	12,114.6	11,935.1
Accumulated depreciation	(2,380.0)	(2,232.4)
Property, plant and equipment, net	$9,734.6	$9,702.7

Intangible assets	$2,036.6	$2,036.6	20
Accumulated amortization	(271.5)	(226.5)
Intangible assets, net	$1,765.1	$1,810.1

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

The fair values of intangible assets acquired in the Atlas mergers have been recorded at a fair value of $1,354.9 million and are being amortized over a 20 year life using the straight-line method. Amortization expense attributable to our intangible assets related to the Badlands acquisition is recorded using a method that closely reflects the cash flow pattern underlying their intangible asset valuation.

	March 31, 2016	December 31, 2015
Beginning of period	$1,810.1	$591.9
Additions from acquisition	—	1,354.9
Amortization	(45.0)	(136.7)
Intangible assets, net	$1,765.1	$1,810.1

Note 7 – Investments in Unconsolidated Affiliates

Our unconsolidated investments consist of a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”) and three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: 75% interest in T2 LaSalle; 50% interest in T2 Eagle Ford; and 50% interest in T2 EF Co-Gen (together the “T2 Joint Ventures”). The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners. The T2 Joint Ventures have capacity lease agreements with the joint interest owners, which cover the costs of operations of the T2 Joint Ventures. The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting. Our maximum exposure to loss as a result of our involvement with the T2 Joint Ventures includes our equity investment, any additional capital contribution commitments and our share of any operating expenses incurred by the T2 Joint Ventures.

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 Cogen	Total
December 31, 2015	$49.5	$63.6	$123.8	$22.0	$258.9
Equity earnings (loss)	(1.0)	(1.6)	(1.3)	(0.9)	(4.8)
Cash distributions (1)	(3.0)	—	—	(0.4)	(3.4)
Cash calls for expansion projects	—	—	4.2	—	4.2
March 31, 2016	$45.5	$62.0	$126.7	$20.7	$254.9

(1)

Includes $3.4 million in distributions received from GCF and T2 Joint Ventures in excess of our share of cumulative earnings for the three months ended March 31, 2016. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows.

The recorded value of the T2 Joint Ventures is based on fair values at the date of acquisition which results in an excess fair value of $39.9 million over the book value of the joint venture capital accounts. This basis difference is attributable to depreciable tangible assets and is being amortized over the estimated useful lives of the underlying assets of 20 years on a straight-line basis and is included as a component of equity earnings. See Note 4 - Business Acquisitions for further information regarding the fair value determinations related to the Atlas mergers.

Note 8 — Accounts Payable and Accrued Liabilities

	March 31, 2016	December 31, 2015
Commodities	$322.5	$385.2
Other goods and services	97.7	142.9
Interest	65.6	81.0
Compensation and benefits	16.5	16.0
Income and other taxes	19.1	13.4
Other	19.6	18.6
	$541.0	$657.1

Accounts payable and accrued liabilities includes $24.3 million and $34.2 million of liabilities to creditors to whom we have issued checks that remain outstanding as of March 31, 2016 and December 31, 2015.

Note 9 — Debt Obligations

	March 31, 2016	December 31, 2015
Current:
Obligations of the Partnership
Accounts receivable securitization facility, due December 2016 (1)	$150.0	$219.3
Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due February 2020 (2)	275.0	440.0
TRC Senior secured term loan, variable rate, due February 2022	160.0	160.0
Unamortized discount	(2.5)	(2.5)
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due October 2017 (3)	-	280.0
Senior unsecured notes, 5% fixed rate, due January 2018	935.1	1,100.0
Senior unsecured notes, 4⅛% fixed rate, due November 2019	749.4	800.0
Senior unsecured notes, 6⅝% fixed rate, due October 2020 (4)	309.9	342.1
Unamortized premium	4.3	5.0
Senior unsecured notes, 6⅞% fixed rate, due February 2021	478.6	483.6
Unamortized discount	(20.9)	(22.1)
Senior unsecured notes, 6⅜% fixed rate, due August 2022	278.7	300.0
Senior unsecured notes, 5¼% fixed rate, due May 2023	559.6	583.7
Senior unsecured notes, 4¼% fixed rate, due November 2023	583.9	623.5
Senior unsecured notes, 6¾% fixed rate, due March 2024	580.1	600.0
Senior unsecured APL notes, 6⅝% fixed rate, due October 2020 (4) (5)	12.9	12.9
Unamortized premium	0.2	0.2
Senior unsecured APL notes, 4¾% fixed rate, due November 2021 (5)	6.5	6.5
Senior unsecured APL notes, 5⅞% fixed rate, due August 2023 (5)	48.1	48.1
Unamortized premium	0.5	0.5
	4,959.4	5,761.5
Debt issuance costs	(38.2)	(42.7)
Total long-term debt	4,921.2	5,718.8
Total debt	$5,071.2	$5,938.1
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (2)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	12.2	12.9
	$12.2	$12.9

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)	As of March 31, 2016, availability under TRC’s $670.0 million senior secured revolving credit facility was $395.0 million.
(3)	As of March 31, 2016, availability under the Partnership’s $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1.6 billion.
(4)	In May 2015, the Partnership exchanged TRP 6⅝% Senior Notes with the same economic terms to holders of the 6⅝% APL Notes that validly tendered such notes for exchange to us.
(5)	APL debt is not guaranteed by us or the Partnership.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the three months ended March 31, 2016:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC senior secured revolving credit facility	2.3% - 4.5%	2.5%
TRC senior secured term loan	5.75%	5.75%
Partnership's senior secured revolving credit facility	2.6% - 4.8%	2.7%
Partnership's accounts receivable securitization facility	1.2%	1.2%

Compliance with Debt Covenants

As of March 31, 2016, we were in compliance with the covenants contained in our various debt agreements.

Debt Repurchases

During the quarter ended March 31, 2016, the Partnership repurchased on the open market a portion of its outstanding Senior Notes as follows:

Debt Issue Repurchased	Book Value	Payment	Gain/Loss	Write-off of Debt Issue Costs	Net Gain (loss)
5¼% Senior Notes	$24.1	$(20.1)	$4.0	$(0.2)	$3.8
4¼% Senior Notes	39.5	(31.8)	7.7	(0.3)	7.4
6⅞% Senior Notes	4.8	(4.3)	0.5	(0.1)	0.4
6⅝% Senior Notes	32.6	(29.5)	3.1	-	3.1
6⅜% Senior Notes	21.3	(18.7)	2.6	(0.2)	2.4
6¾% Senior Notes	19.9	(17.5)	2.4	(0.2)	2.2
5% Senior Notes	164.9	(164.5)	0.4	(1.0)	(0.6)
4⅛% Senior Notes	50.6	(44.2)	6.4	(0.4)	6.0
	$357.7	$(330.6)	$27.1	$(2.4)	$24.7

We or TRP may retire or purchase various series of TRP’s outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual Obligations

The following summarizes payment obligations for debt instruments after giving effect to 2016 debt repurchases.

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Partnership Senior Unsecured Debt:
Debt obligations (1)	$4,542.8	$-	$935.1	$1,550.8	$2,056.9
Interest on debt obligations (2)	1,378.1	191.9	476.5	376.5	333.2
	$5,920.9	$191.9	$1,411.6	$1,927.3	$2,390.1

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing March 31, 2016 rates for floating debt.

Subsequent Events

In April 2016, the Partnership repurchased on the open market a portion of its outstanding 5% Senior Notes paying $96.4 million to repurchase $96.0 million of the outstanding balance of the 5% Senior Notes.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	March 31, 2016	December 31, 2015
Asset retirement obligations	$62.5	$70.4
Mandatorily redeemable preferred interests	64.1	82.9
Deferred revenue and other	29.2	26.9
Total long-term liabilities	$155.8	$180.2

Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily relate to certain gas gathering pipelines and processing facilities, and are included in our Consolidated Balance Sheets as a component of other long-term liabilities. The changes in our ARO are as follows:

March 31, 2016
Beginning of period	$70.4
Change in cash flow estimate	(9.1)
Accretion expense	1.2
End of period	$62.5

Mandatorily Redeemable Preferred Interests

The following table shows the changes attributable to mandatorily redeemable preferred interests:

March 31, 2016
Beginning of period	$82.9
Income (loss) attributable to mandatorily redeemable preferred interests	(0.3)
Change in estimated redemption value	(18.5)
End of period	$64.1

Note 11 – Preferred Stock

Preferred Stock and Detachable Warrants

In the first quarter of 2016, TRC sold to investors in a private placement 965,100 shares of Series A preferred stock with detachable Series A Warrants exercisable into a maximum of 13,550,004 shares of our common stock and Series B Warrants exercisable into a maximum of 6,533,727 shares of our common stock for an aggregate net purchase price of $994.1 million in cash.

The Series A preferred stock has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter. The Company may, at the sole election of the Board of Directors, elect to pay dividends for any quarter with a paid-in-kind election (“PIK”) through December 31, 2017. Under the PIK election, unpaid dividends would be added to the liquidation preference and a commensurate amount of Series A and Series B warrants would be issued. The $177.1 million discount on the preferred stock created by the relative fair value allocation of proceeds, which is not subject to periodic accretion, would be reported as a deemed dividend in the event a redemption occurs.

The preferred stock has no mandatory redemption date, but is redeemable at our election in year six for a 10% premium to the liquidation preference and for a 5% premium to the liquidation preference thereafter. If the preferred stock is not redeemed by year twelve, the holders have the right to convert into TRC common shares at $20.77, which represented a 10%  premium over the ten day VWAP (volume weighted average price) prior to the February 18 signing date ($18.88). If the holders do not elect to convert their preferred shares into TRC common shares, Targa has a right after year twelve to force conversion, but only if the VWAP for the ten preceding trading days is greater than 120% of the conversion price. A change of control provision would lead to forced redemption if the preferred stock could not remain outstanding or be replaced with a “substantially equivalent security.” The change of control premium to the liquidation preference on the redemption is initially 25% in year one, scaling down five percentage points per year to 5% from year five forward.

The preferred stock ranks senior to the common outstanding stock with respect to the payment of dividends and distributions in liquidation. The holders of preferred stock generally only have voting rights in certain circumstances, subject to certain exceptions, which include:

•	the issuance or the increase by the Company of any specific class or series of stock that is senior to the Series A preferred stock,
•	the issuance or the increase by any of the Company’s consolidated subsidiaries of any specific class or series of securities,
•	changes to the Certificates of Incorporation or Designations of the Series A Preferred Stock that would materially and adversely affect the preferred stock holder,

•

the issuance of stock on parity with the Series A preferred stock, subject to certain exceptions, if the Company has exceeded a stipulated fixed charge coverage ratio or an aggregate amount of net proceeds from all future issuances of Parity Stock, or would use the proceeds of such issuance to pay dividends,

•

the incurrence of indebtedness, other than indebtedness that complies with a stipulated fixed charge coverage ratio or under the TRC and TRP Credit Agreements (or replacement commercial bank facilities) in an aggregate amount up to $2.75 billion.

In addition, observation right status as a Board Observer was granted to an investor with the right to attend full meetings of the Board of Directors (the “Board”) for TRC and to receive materials other members of the Board receive. Only in the event (i) we have not paid distributions with respect to two full quarters (whether or not consecutive) on the preferred shares or (ii) an event of default occurs with respect only to the financial covenants under the TRC and TRP Credit Agreements, will the investor have the right to turn the Board Observer into a member of the Board to serve until (x) all accrued and unpaid distributions on the preferred shares are paid or (y) there is no longer such an event of default, as applicable.

The Series A preferred stock is a hybrid security and is viewed as a debt host for the purpose of evaluating embedded derivatives. Bifurcation of embedded derivatives is not required as the redemption provision is clearly and closely related to the preferred debt host and the conversion provisions qualify for a derivatives scope exception under ASC 815 – Derivatives and Hedging (“ASC 815”) applicable to embedded features that are indexed to an entity’s equity. The Series A preferred stock qualifies as an equity instrument under ASC 480 – Distinguishing Liabilities from Equity, because it is not mandatorily redeemable and the prospect of a forced redemption due to a change of control event is not presently probable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision, our preferred stock must be presented as mezzanine equity between liabilities and shareholders’ equity on our Consolidated Balance Sheet. At each balance sheet date we must re-evaluate whether the preferred stock continues to qualify for treatment as an equity instrument. Under the terms of the Preferred Registration Rights Agreement we will cause a registration statement with respect to the common shares underlying the preferred shares to be declared effective within 12 years of the March 16, 2016 issue date (the “Effective Date”), and pay liquidated damages in the event we fail to do so. A maximum of 46,466,057 common shares would be issued upon conversion of the preferred shares.

The detachable warrants have a seven year term and are exercisable beginning on September 16, 2016. They were issued in two series: Series A warrants exercisable into a maximum number of 13,550,004 shares of our common stock with an exercise price of $18.88 and 6,533,727 Series B warrants with an exercise price of $25.11. The warrants may be net settled in cash or shares at the Company’s option. The warrants qualify as freestanding financial instruments and meet the derivatives accounting scope exception ASC 815 because they are indexed to our equity. The portion of proceeds allocated to the Series A and Series B Warrants was recorded as additional paid-in capital. Under the terms of the Warrants Registration Rights Agreement we will cause a registration statement with respect to the common shares underlying the warrants to be declared effective by July 16, 2016 (the “Effective Date”) and would pay liquidated damages in the event we fail to do so. A maximum of 20,083,731 common shares could be issued upon conversion of the warrants.

Liquidated damages under the Preferred Registration Rights Agreement and the Warrants Registration Rights Agreement are calculated in the same manner. If either registration statement is not declared effective by the applicable required effective date, each record holder of the securities to be registered would receive liquidated damages. The Liquidated Damages Multiplier (“the multiplier”) is calculated as the product of (1) the purchased preferred stock price and (ii) the number of registrable securities by the applicable record holder of any registrable securities. The liquidated damages, which would accrue daily, are an amount equal to 0.25% of the multiplier for the first 60 day period following the Effective Date plus an additional 0.25% of the multiplier for each subsequent 60 days (i.e. 0.5% for 61-120 days, 0.75% for 121-180 days, and 1.0% thereafter), up to a maximum amount equal to 1.0% of the multiplier thereafter. There is no limitation for the maximum potential consideration of liquidated damages. Management believes that remittance of any future payments under these provisions is not probable and therefore has not attributed any allocation of offering proceeds to a contingent liability for registration payment arrangements under ASC 825-20 – Financial Instruments-Registration Payment Arrangements (“ASC 825-20”).

Net cash proceeds of $970.4 million (which reflects payment of $23.7 million transaction fees), were allocated on a relative fair value basis to the preferred stock ($788.0 million), Series A Warrants ($135.9 million) and Series B Warrants ($46.5 million). The $177.1 million discount on the preferred stock created by the relative fair value allocation of proceeds, which is not subject to periodic accretion, would be reported as a deemed dividend in the event a redemption occurs. As described below, $614.4 million of the $788.0 million allocated to the preferred stock is allocated to additional paid-in capital to give effect to the intrinsic value of a beneficial conversion feature (“BCF”).

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines a beneficial conversion feature (“BCF”) as a nondetachable conversion feature that is in the money at the issuance date. We are required by ASC 470-20 to allocate a portion of the proceeds from the preferred offering equal to the intrinsic value of the BCF to additional paid-in capital. The intrinsic value of the BCF is calculated at the issuance date as the difference between the “accounting conversion price” and the market price of our common shares multiplied by the number of number of shares into which our preferred stock is convertible. The accounting conversion price of $17.02 per share is different from the $20.77 per share contractual conversion price. It is derived by dividing the proceeds allocated to the preferred stock by the number of common shares into which the preferred shares are convertible. We will record the accretion of the $614.4 million preferred stock discount attributable to the BCF as a deemed dividend using the effective yield method over the twelve year period prior to the effective date of the holders’ conversion right.

The following table summarizes the accounting for our Series A preferred stock:

		Allocation of Proceeds
			Additional Paid-in Capital
		Preferred Series A	Series A Warrants	Series B Warrants	Beneficial Conversion Feature (BCF)
Gross proceeds	$994.1
Transaction fees	(23.7)
Net Proceeds- Initial Relative Fair Value Allocation	$970.4	$788.0	$135.9	$46.5	$—
Allocation to BCF		(614.4)	—	—	614.4
Per Balance sheet		$173.6	$135.9	$46.5	$614.4

As of March 31, 2016, we have accrued preferred dividends of $3.8 million which represents a pro-rated quarterly dividend for the period after the March 16, 2016 issue date.

Note 12 — Partnership Units and Related Matters

Preferred Units

As of March 31, 2016, the Partnership has 5,000,000 Preferred Units outstanding. The Partnership paid $2.8 million to preferred unitholders during the three months ended March 31, 2016.

Subsequent Event

On April 19, 2016, the board of directors declared a monthly cash distribution of $0.1875 per preferred unit for April 2016. This distribution will be paid on May 16, 2016.

Distributions

In accordance with the Partnership Agreement, the Partnership must distribute all of its available cash, after the preferred distribution, as defined in the Partnership Agreement, and as determined by the general partner, to common unitholders of record within 45 days after the end of each quarter. The following table details the distributions declared and paid by the Partnership, net of the IDR Giveback, for the three months ended March 31, 2016:

			Distributions
			Limited Partners	General Partner
Three Months Ended	Date Paid	Distributions per limited partner unit	Common	Incentive	2%	Total	Distributions to Targa Resources Corp.
(In millions, except per unit amounts)
December 31, 2015	February 9, 2016	$0.8250	$152.5	$43.9	$4.0	$200.4	$61.4

Total distributions declared as of March 31, 2016 to be paid to TRC on May 12, 2016 are $154.8 million. As a result of the TRC/TRP Merger, we are entitled to receive all available Partnership cash for the quarter ended March 31, 2016 and all future quarters.

Note 13 — Common Stock and Related Matters

TRC/TRP Merger

On February 17, 2016, we completed the TRC/TRP Merger (see Note 2 – Basis of Presentation).

Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2016:

Three Months Ended	Date Paid or To Be Paid	Total Dividends Declared	Amount of Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2016	May 16, 2016	$147.8	$146.1	$1.7	$0.91000
December 31, 2015	February 9, 2016	51.7	51.0	0.7	0.91000

(1)	Represents accrued dividends on restricted stock units that are payable upon vesting.

Dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings was available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.

Note 14 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2016	2015
Net income	$(0.7)	$35.7
Less: Net income attributable to noncontrolling interests	2.0	32.5
Less: Dividends on preferred stock	3.8	—
Net income attributable to common shareholders for basic earnings per share	$(6.5)	$3.2

Weighted average shares outstanding - basic	106.6	45.8

Net income available per common share - basic	$(0.06)	$0.07

Weighted average shares outstanding	106.6	45.8
Dilutive effect of unvested stock awards	—	0.1
Weighted average shares outstanding - diluted	106.6	45.9

Net income available per common share - diluted	$(0.06)	$0.07

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2016	2015
Unvested restricted stock awards	0.1	—
Warrants to purchase common stock	2.0	—
Series A Preferred Stock	13.8	—

Note 15 — Derivative Instruments and Hedging Activities

The primary purpose of our commodity risk management activities is to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have hedged the commodity prices associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing segment and (ii) NGL and condensate equity volumes predominately in our Gathering and Processing segment that result from percent-of-proceeds processing arrangements. These hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices. We have designated these derivative contracts as cash flow hedges for accounting purposes.

The hedges generally match the NGL product composition and the NGL delivery points of our physical equity volumes. Our natural gas hedges are a mixture of specific gas delivery points and Henry Hub. The NGL hedges may be transacted as specific NGL hedges or as baskets of ethane, propane, normal butane, isobutane and natural gasoline based upon our expected equity NGL composition. We believe this approach avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. Our natural gas and NGL hedges are settled using published index prices for delivery at various locations.

We hedge a portion of our condensate equity volumes using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This necessarily exposes us to a market differential risk if the NYMEX futures do not move in exact parity with the sales price of our underlying condensate equity volumes.

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. Derivative settlements of $67.9 million related to these novated contracts were received during the year ended December 31, 2015 and $8.7 million related to these novated contracts were received during the quarter ended March 31, 2016 and were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired, with no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, for the quarters ended March 31, 2016 and 2015, we recorded less than $0.1 million and $1.0 million of ineffectiveness gains related to otherwise qualifying APL derivatives, primarily natural gas swaps.

At March 31, 2016, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2016	2017	2018
Natural Gas	Swaps	MMBtu/d	91,840	53,982	30,900
Natural Gas	Basis Swaps	MMBtu/d	43,309	18,082	-
Natural Gas	Options	MMBtu/d	22,900	22,900	9,486
NGL	Swaps	Bbl/d	4,812	1,688	818
NGL	Futures	Bbl/d	4,331	274	-
NGL	Options	Bbl/d	920	920	32
Condensate	Swaps	Bbl/d	2,375	1,400	900
Condensate	Options	Bbl/d	790	790	101

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements. The following schedules reflect the fair values of our derivative instruments and their location in our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of March 31, 2016		Fair Value as of December 31, 2015
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$82.4	$1.7	$92.1	$2.1
	Long-term	25.2	7.9	34.9	2.4
Total derivatives designated as hedging instruments		$107.6	$9.6	$127.0	$4.5
Derivatives not designated as hedging instruments
Commodity contracts	Current	$—	$0.3	$0.1	$3.1
Total derivatives not designated as hedging instruments		$—	$0.3	$0.1	$3.1
Total current position		$82.4	$2.0	$92.2	$5.2
Total long-term position		25.2	7.9	34.9	2.4
Total derivatives		$107.6	$9.9	$127.1	$7.6

The pro forma impact of reporting derivatives in the Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation		Pro forma net presentation
March 31, 2016	Asset	Liability	Asset	Liability
Current Position
Counterparties with offsetting positions	$79.4	$2.0	$77.4	$-
Counterparties without offsetting positions - assets	3.0	-	3.0	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	82.4	2.0	80.4	-
Long Term Position
Counterparties with offsetting positions	25.2	7.7	17.5	-
Counterparties without offsetting positions - assets	-	-	-	-
Counterparties without offsetting positions - liabilities	-	0.2	-	0.2
	25.2	7.9	17.5	0.2
Total Derivatives
Counterparties with offsetting positions	104.6	9.7	94.9	-
Counterparties without offsetting positions - assets	3.0	-	3.0	-
Counterparties without offsetting positions - liabilities	-	0.2	-	0.2
	$107.6	$9.9	$97.9	$0.2

	Gross Presentation		Pro forma net presentation
December 31, 2015	Asset	Liability	Asset	Liability
Current Position
Counterparties with offsetting positions	$86.9	$5.2	$81.7	$-
Counterparties without offsetting positions - assets	5.3	-	5.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	92.2	5.2	87.0	-
Long Term Position
Counterparties with offsetting positions	34.2	2.4	31.8	-
Counterparties without offsetting positions - assets	0.7	-	0.7	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	34.9	2.4	32.5	-
Total Derivatives
Counterparties with offsetting positions	121.1	7.6	113.5	-
Counterparties without offsetting positions - assets	6.0	-	6.0	-
Counterparties without offsetting positions - liabilities	-	-	-	-
	$127.1	$7.6	$119.5	$-

Our payment obligations in connection with substantially all of these hedging transactions are secured by a first priority lien in the collateral securing the Partnership’s senior secured indebtedness that ranks equal in right of payment with liens granted in favor of its senior secured lenders. Some of our hedges are futures contracts executed through a counterparty that clears the hedges through an exchange. The payment obligations on these futures are settled daily.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $97.7 million as of March 31, 2016. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are settled daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2016	2015
Commodity contracts	$6.7	$30.3

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2016	2015

Revenues	$(24.2)	$(13.2)
	$(24.2)	$(13.2)

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
	Recognized in Income on	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Derivatives	2016	2015
Commodity contracts	Revenue	$1.8	$7.2

The following table shows the deferred gains (losses) included in accumulated OCI, which will be reclassified into earnings before income taxes through the end of 2018 based on valuations as of the balance sheet date:

	March 31, 2016	December 31, 2015
Commodity hedges, before tax (1)	$69.3	$86.8

(1)	Includes deferred net gains of $58.9 million as of March 31, 2016 related to contracts that will be settled and reclassified to revenue over the next 12 months.

See Note 16 – Fair Value Measurements for additional disclosures related to derivative instruments and hedging activities.

Note 16 — Fair Value Measurements

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

Fair Value of Derivative Financial Instruments

Our derivative instruments consist of financially settled commodity swaps, futures, option contracts and fixed-price forward commodity contracts with certain counterparties. We determine the fair value of our derivative contracts using present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. We have consistently applied these valuation techniques in all periods presented and we believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. This financial position of these derivatives at March 31, 2016, a net asset position of $97.7 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $68.1 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $126.0 million, ignoring an adjustment for counterparty credit risk.

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

•	Our term loan and the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

We have a contingent consideration liability for APL’s previous acquisition of a gas gathering system and related assets, which is carried at fair value (see Note 4 – Business Acquisitions).

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2016
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value
Assets from commodity derivative contracts (1)	$104.4	$104.4	$-	$101.0	$3.4
Liabilities from commodity derivative contracts (1)	6.7	6.7	-	5.9	0.8
TPL contingent consideration (2)	3.0	3.0	-	-	3.0
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	114.5	114.5	-	-	-
TRC Senior secured revolving credit facility	275.0	275.0	-	275.0	-
TRC Term Loan	157.5	158.7	-	158.7	-
Partnership's Senior secured revolving credit facility	-	-	-	-	-
Partnership's Senior unsecured notes	4,526.9	4,357.1	-	4,357.1	-
Partnership's accounts receivable securitization facility	150.0	150.0	-	150.0	-

	December 31, 2015
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$127.1	$127.1	-	$123.1	$4.0
Liabilities from commodity derivative contracts (1)	7.6	7.6	-	7.3	0.3
TPL contingent consideration (2)	3.0	3.0	-	-	3.0
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	140.2	140.2	-	-	-
TRC Senior secured revolving credit facility	440.0	440.0	-	440.0	-
TRC Term Loan	157.5	158.3	-	158.3	-
Partnership's Senior secured revolving credit facility	280.0	280.0	-	280.0	-
Partnership's Senior unsecured notes	4,884.0	4,192.0	-	4,192.0	-
Partnership's accounts receivable securitization facility	219.3	219.3	-	219.3	-

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 15 – Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

(2)	See Note 4 – Business Acquisitions.

Additional Information Regarding Level 3 Fair Value Measurements Included in Our Consolidated Balance Sheets

We reported certain of our swaps and option contracts at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

As of March 31, 2016, we had 15 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity Derivative
	Contracts	Contingent
	(Asset)/Liability	Liability

Balance, December 31, 2015	$3.7	$3.0
New Level 3 instruments	(0.2)	-
Settlements included in Revenue	(0.5)	-
Unrealized gain/(loss) included in OCI	(0.4)	-
Balance, March 31, 2016	$2.6	$3.0

For the three months ended March 31, 2016, we had no transfers of derivative liabilities out of Level 3 and into Level 2. Transfers relate to long-term over-the-counter swaps for natural gas and NGL products with deliveries for which observable market prices were available.

Note 17 – Contingencies

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

The State Court Plaintiffs allege several causes of action challenging the TRC/TRP Merger. Generally, the State Court Plaintiffs allege that (i) the members of the TRP GP Board breached express and/or implied duties under the TRP partnership agreement and (ii) TRC, TRP’s general partner, and Merger Sub aided and abetted in these alleged breaches of duties. The State Court Plaintiffs further allege, in general, that (a) the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair and (e) the TRP GP Board has conflicts of interest due to TRC’s control of TRP’s general partner.

Based on these allegations, the State Court Plaintiffs sought to enjoin the State Court Defendants from proceeding with or consummating the TRC/TRP Merger unless and until the TRP GP Board adopted and implemented processes to obtain the best possible terms for TRP common unitholders. The State Court Plaintiffs now seek to have the TRC/TRP Merger rescinded and seek attorneys’ fees.  On February 26 and 29, 2016, the State Court Defendants filed general denials and asserted affirmative defenses.

The State Court Defendants cannot predict the outcome of this or any other lawsuits that might be filed subsequent to the date of the filing of this report, nor can the State Court Defendants predict the amount of time and expense that will be required to resolve such litigation. The State Court Defendants believe the State Court Lawsuit is without merit and intend to defend vigorously against this lawsuit and any other actions challenging the TRC/TRP Merger.

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

The Federal Court Plaintiffs alleged that (i) the Federal Court Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the TRP GP Board have violated Section 20(a) of the Exchange Act. The Federal Court Plaintiffs alleged, in general, that the preliminary and definitive joint proxy statements/prospectuses filed in connection with the TRC/TRP Merger failed, among other things, to disclose allegedly material information concerning (i) the TRP GP Conflicts Committee’s financial advisor’s and TRC’s financial advisor’s analyses in connection with the TRC/TRP Merger, (ii) certain TRC and TRP projections, and (iii) the events leading up to the TRC/TRP Merger. The Federal Court Plaintiffs further alleged, in general, that (a) the premium offered to TRP’s unitholders was inadequate, (b) the TRC/TRP Merger did not include a collar to protect TRP unitholders from decreases in TRC’s stock price, (c) the TRP GP Board agreed to contractual terms that allegedly may have dissuaded other potential acquirers from seeking to acquire TRP (including the “no-solicitation,” “matching rights,” and “termination fee” provisions), (d) the process leading up to the TRC/TRP Merger was unfair and (e) the TRP GP Board has conflicts of interest due to TRC’s control of the general partner.

Based on these allegations, the Federal Court Plaintiffs sought to enjoin the Federal Court Defendants from proceeding with or consummating the TRC/TRP Merger unless and until the Federal Court Defendants disclosed the allegedly omitted information summarized above.  The Federal Court Plaintiffs also sought damages, attorneys’ fees, and to have the TRC/TRP Merger rescinded.

One of the Federal Court Plaintiffs sought a Temporary Restraining Order (“TRO”) to prevent the Federal Court Defendants from proceeding with the TRC/TRP vote and/or merger. On January 29, 2016, this Plaintiff was denied his request for a TRO.  On April 20, 2016, the court dismissed the Federal Court Lawsuits without prejudice.

Atlas Unitholder Litigation

Between October and December 2014, five public unitholders of APL (the “APL Plaintiffs”) filed putative class action lawsuits against APL, ATLS, APL GP, its managers, Targa, the Partnership, the general partner and MLP Merger Sub (the “APL Lawsuit Defendants”). These lawsuits were styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al ., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma (the “Tulsa Lawsuit”); (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al ., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania, though the Tulsa Lawsuit has been voluntarily dismissed. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation , Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). In October and November 2014, two public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, the “Atlas Lawsuit Plaintiffs”) filed putative class action lawsuits against ATLS, ATLS GP, its managers, Targa and GP Merger Sub (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, the “Atlas Lawsuit Defendants”). These lawsuits were styled (a) Rick Kane v. Atlas Energy, L.P., et al. , in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al. , in the Court of Common Pleas for Allegheny County, Pennsylvania (the “ATLS Lawsuits”). The ATLS Lawsuits have been consolidated as In re Atlas Energy, L.P. Unitholder Litigation , Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit” and, together with the Consolidated APL Lawsuit, the “Consolidated Atlas Lawsuits”), though the Kane lawsuit has been voluntarily dismissed.

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

Note 18 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
Cash:
Interest paid, net of capitalized interest (1)	$82.8	$31.4
Income taxes paid, net of refunds	1.0	0.8
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	16.9	—
Impact of capital expenditure accruals on property, plant and equipment	13.7	30.9
Transfers from materials and supplies inventory to property, plant and equipment	0.5	0.6
Change in ARO liability and property, plant and equipment due to revised future ARO cash flow estimate	(9.1)	3.7

Non-cash financing activities:
Reduction of Owner's Equity related to accrued dividends on unvested equity awards under share compensation arrangements	3.7	1.6
Accrued issue costs associated with Series A Preferred Stock	3.3	—
Accrued dividends of preferred stock	3.8	—
Non-cash balance sheet movements related to the TRC/TRP Merger: (see Note 2 - Basis of Presentation):
Acquisition costs classified in the additional paid in capital	$4.5	$—
Issuance of common stock	0.1	—
Additional paid in capital	3,115.5	—
Accumulated other comprehensive income	55.9	—
Noncontrolling interests	(4,119.9)	—
Deferred tax liability	948.4	—
Non-cash balance sheet movements related to the Atlas Merger: (see Note 4 - Business Acquisitions)
Non-cash merger consideration - common units and replacement equity awards	$—	$2,436.1
Non-cash merger consideration - common shares and replacement equity awards	—	1,013.7
Net non-cash balance sheet movements excluded from consolidated statements of cash flows	—	3,449.8
Net cash merger consideration included in investing activities	—	1,574.4
Total fair value of consideration transferred	$—	$5,024.2

(1)	Interest capitalized on major projects was $4.8 million and $2.4 million for the three months ended March 31, 2016 and 2015.

Note 19 – Compensation Plans

Long Term Incentive Plan

In connection with the TRC/TRP Merger, as of February 17, 2016, we assumed, adopted, and amended the Targa Resources Partners Long-Term Incentive Plan (“TRP LTIP”), and changed the name of the plan to the Targa Resources Corp. Equity Compensation Plan (as assumed, adopted and amended, the “Plan”), and we assumed all Partnership obligations associated with the Plan existing prior to its assumption and adoption by us. The only outstanding awards under the Plan at the time of the TRC/TRP Merger and immediately prior to the assumption and adoption of the Plan were performance units and certain phantom units of the Partnership. All such outstanding awards were converted at the effective time of the TRC/TRP Merger into comparable time-based restricted stock unit awards based on our common stock, which were assumed and adopted by us and continue to be outstanding and governed by the Plan.

On March 2, 2016, we filed a Registration Statement S-8 to register 800,000 shares of common stock issuable under the Plan.

The TRC/TRP Merger did not trigger the acceleration of any time-based vesting of any of the Partnership’s outstanding long-term equity incentive compensation awards under the TRP LTIP. All outstanding performance unit awards previously granted under the TRP LTIP, were converted and restated into comparable awards based on Targa’s common shares. Specifically, each outstanding performance unit award was converted and restated, effective as of the effective time of the TRC/TRP Merger, into an award to acquire, pursuant to the same time-based vesting schedule and forfeiture and termination provisions, a comparable number of Targa common shares determined by multiplying the number of performance units subject to each award by the exchange ratio in the TRC/TRP Merger (0.62), rounded down to the nearest whole share, and the performance factor was eliminated. All amounts previously credited as distribution equivalent rights under any outstanding performance unit award continue to remain so credited and will be payable on the payment date set forth in the applicable award agreement, subject to the same time-based vesting schedule previously included in the performance unit award, but without application of any performance factor.

			Cash-Settled Performance Units
			Targa Resources Long-Term Incentive Plan
	Equity-Settled Performance Units	Replacement Phantom Units	2015	2014	2013
Before Conversion	675,745	349,451	192,390	119,900	139,700
After Conversion	418,903	216,561	119,178	74,248	86,538

The February 17, 2016 conversion of equity-settled performance units and replacement phantom units outstanding to equity-settled performance shares and replacement phantom shares was considered modification of awards under ASC 718, Accounting for Stock-Based Compensation (“ASC 718”). The incremental change of $3.9 million in fair value between the original grant date fair value and the fair value as of February 17, 2016 will be recognized prospectively in general and administrative expense over the remaining service period of each award.

The February 17, 2016 conversion of outstanding cash-settled performance units to cash-settled restricted stock units was considered modification of awards under ASC 718. The incremental change in fair value between the original grant date fair value and the fair value as of February 17, 2016 resulted in recognition of additional compensation costs during the current quarter of $4.8 million. The remaining compensation cost will be recognized in general and administrative expense over the remaining service period of each award.

Additional Grants made under the Plan

On March 2, 2016, the Compensation Committee granted restricted stock units awards of 331,282 shares to executive management and employees under the Plan for the 2016 compensation cycle that will cliff vest three years from the grant date.

Note 20 — Segment Information

We operate in two primary segments (previously referred to as divisions): (i) Gathering and Processing, and (b) Logistics and Marketing (also referred to as the Downstream Business).

Concurrent with the completion of the TRC/TRP Merger, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of disclosure for our reportable segments. The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team. The Gathering and Processing division was previously disaggregated into two reportable segments — (a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico; the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma and South Central Kansas; the Williston Basin in North Dakota and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

Our Logistics and Marketing segment includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, the storage and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses including services to LPG exporters. It also includes certain natural gas supply and marketing activities in support of our other operations, as well as transporting natural gas and NGLs.

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segments and are predominantly located in Mont Belvieu and Galena Park, Texas, Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities included in operating margin and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables.

	Three Months Ended March 31, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$110.3	$1,033.9	$26.8	$—	$1,171.0
Fees from midstream services	115.8	155.6	—	—	271.4
	226.1	1,189.5	26.8	—	1,442.4
Intersegment revenues
Sales of commodities	412.6	47.3	—	(459.9)	—
Fees from midstream services	2.1	4.1	—	(6.2)	—
	414.7	51.4	—	(466.1)	—
Revenues	$640.8	$1,240.9	$26.8	$(466.1)	$1,442.4
Operating margin	$115.6	$157.0	$26.8	$(0.1)	$299.3
Other financial information:
Total assets (1)	$10,219.0	$2,501.0	$105.7	$123.5	$12,949.2
Goodwill (2)	$393.0	$—	$—	$—	$393.0
Capital expenditures	$103.0	$73.1	$—	$0.8	$176.9

(1)	Corporate assets at the Segment level primarily include tax-related assets, cash and prepaids.
(2)	Total assets include goodwill. Goodwill has been attributed to our Gathering and Processing segment.

	Three Months Ended March 31, 2015
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$220.9	$1,159.7	$21.7	$(0.1)	$1,402.2
Fees from midstream services	72.0	205.4	—	0.1	277.5
	292.9	1,365.1	21.7	(0.0)	1,679.7
Intersegment revenues
Sales of commodities	278.1	55.9	—	(334.0)	—
Fees from midstream services	2.0	4.5	—	(6.5)	—
	280.1	60.4	—	(340.5)	—
Revenues	$573.0	$1,425.5	$21.7	$(340.5)	$1,679.7
Operating margin	$87.0	$191.3	$21.7	$—	$300.0
Other financial information:
Total assets (1)	$10,671.8	$2,302.5	$177.3	$217.5	$13,369.1
Goodwill (2)	$557.9	$—	$—	$—	$557.9
Capital expenditures	$95.5	$60.7	$—	$1.1	$157.3
Business acquisition	$5,024.2	$—	$—	$—	$5,024.2

(1)	Corporate assets at the Segment level primarily include tax-related assets, cash and prepaids.
(2)	Total assets include goodwill. Goodwill has been attributed to our Gathering and Processing segment.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2016	2015
Sales of commodities:
Natural gas	$326.9	$302.1
NGL	785.5	1,030.7
Condensate	22.2	21.3
Petroleum products	9.6	26.4
Derivative activities	26.8	21.7
	1,171.0	1,402.2
Fees from midstream services:
Fractionating and treating	30.2	49.8
Storage, terminaling, transportation and export	118.4	136.2
Gathering and processing	105.0	68.4
Other	17.8	23.1
	271.4	277.5
Total revenues	$1,442.4	$1,679.7

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	Three Months Ended March 31,
	2016	2015
Reconciliation of operating margin to net income:
Operating margin	$299.3	$300.0
Depreciation and amortization expense	(193.5)	(118.6)
General and administrative expense	(45.3)	(42.6)
Goodwill impairment	(24.0)	-
Interest expense, net	(52.9)	(54.1)
Other, net	18.8	(33.8)
Income tax expense	(3.1)	(15.2)
Net income (loss)	$(0.7)	$35.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q. However, note that our filings for prior year include a delineation of Partnership and Non-Partnership activities which is no longer relevant as a result of the February 17, 2016 merger of TRC and TRP.

Overview

Targa Resources Corp. (NYSE: TRGP) is a publicly traded Delaware corporation formed in October 2005. On February 17, 2016, TRC completed the previously announced transactions contemplated by the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement” or “Buy-in Transaction”), dated November 2, 2015, by and among TRC, TRP, the general partner of TRP and Spartan Merger Sub LLC, a subsidiary of TRC (“Merger Sub”) pursuant to which TRC acquired indirectly all of the outstanding TRP common units that TRC and its subsidiaries did not already own. Upon the terms and conditions set forth in the TRC/TRP Merger Agreement, Merger Sub merged with and into TRP (the “TRC/TRP Merger”), with TRP continuing as the surviving entity and as a subsidiary of TRC. Following the closing of the TRC/TRP Merger, TRC owns all of the outstanding TRP common units.

Pursuant to the TRC/TRP Merger Agreement, we agreed to cause the TRP common units to be delisted from the New York Stock Exchange (“NYSE”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the completion of the TRC/TRP Merger, the TRP common units are no longer publicly traded. The 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) remain outstanding as limited partner interests in TRP and continue to trade on the NYSE under the symbol “NGLS PRA.”

As we continue to control the Partnership, the change in our ownership interest as a result of the TRC/TRP Merger is accounted for as an equity transaction which is reflected in our Consolidated Balance Sheet as a reduction of noncontrolling interests and a corresponding increase in common stock and additional paid in capital. The TRC/TRP merger is a taxable exchange resulting in a book/tax difference in the basis of the underlying assets acquired (our investment in TRP). A deferred tax liability of approximately $950 million has been recorded, computed as $9.0 billion book basis in excess of $6.5 billion tax basis at our statutory tax rate of 37.11%.

Our Operations

We are engaged in the business of:

•	gathering, compressing, treating, processing and selling natural gas;
•	storing, fractionating, treating, transporting and selling NGLs and NGL products, including services to LPG exporters;
•	gathering, storing and terminaling crude oil; and
•	storing, terminaling and selling refined petroleum products.

To provide these services, we operate in two primary segments (previously referred to as divisions): (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

Concurrent with the TRC/TRP Merger, management reevaluated our reportable segments and determined that our previously disclosed divisions are the appropriate level of disclosure for our reportable segments. The increase in activity within Field Gathering and Processing due to the Atlas mergers coupled with the decline in activity in our Gulf Coast region makes the disaggregation of Field Gathering and Processing and Coastal Gathering and Processing no longer warranted. Management also determined that further disaggregation of our Logistics and Marketing segment is no longer appropriate due to the integrated nature of the operations within our Downstream Business and its leadership by a consolidated executive management team. The Gathering and Processing division was previously disaggregated into two reportable segments—(a) Field Gathering and Processing and (b) Coastal Gathering and Processing. The Logistics and Marketing division (also referred to as the Downstream Business) was previously disaggregated into two reportable segments—(a) Logistics Assets and (b) Marketing and Distribution.

Our Gathering and Processing segment includes assets used in the gathering of natural gas produced from oil and gas wells and processing this raw natural gas into merchantable natural gas by extracting NGLs and removing impurities; and assets used for crude oil gathering and terminaling. The Gathering and Processing segment's assets are located in the Permian Basin of West Texas and Southeast New Mexico; the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma and South Central Kansas; the Williston Basin in North Dakota and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico.

Our Logistics and Marketing segment includes all the activities necessary to convert mixed NGLs into NGL products and provides certain value added services such as storing, terminaling, distributing and marketing of NGLs, the storage and terminaling of refined petroleum products and crude oil and certain natural gas supply and marketing activities in support of our other businesses including services to LPG exporters. It also includes certain natural gas supply and marketing activities in support of our other operations, as well as transporting natural gas and NGLs.

The Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segments and are predominantly located in Mont Belvieu and Galena Park, Texas, Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of our commodity derivative activities which are included in operating margin.

2016 Developments

Volatility of Commodity Prices

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development and production of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease below commercially acceptable levels. Prices of oil and natural gas have been historically volatile, and we expect this volatility to continue. Our operations are affected by the level of crude, natural gas and NGL prices, the relationship among these prices and related reduced activity levels from our customers. The duration and magnitude of the decline in market prices cannot be predicted.

Logistics and Marketing Segment Expansion

Cedar Bayou Fractionator Train 5

In July 2014, we approved construction of a 100 MBbl/d fractionator at CBF. The 100 MBbl/d expansion will be fully integrated with the Partnership’s existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel. Construction has been underway and is continuing and we expect completion of construction in second quarter of 2016. Construction of the expansion has proceeded without disruption to existing operations, and we estimate that total growth capital expenditures net to our 88% interest for the expansion and the related infrastructure enhancements at Mont Belvieu should approximate $340 million.

Channelview Splitter

On December 27, 2015, we and Noble entered into the Splitter Agreement under which we will build and operate a 35,000 barrel per day crude and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”). The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter is expected to be completed by early 2018, and has an estimated total cost of approximately $140 million. As contemplated by the December 2014 Agreement, the Splitter Agreement completes and terminates the December 2014 Agreement while retaining the Partnership’s economic benefits from that agreement.

Gathering and Processing Segment Expansion

Permian Basin Buffalo Plant

In April 2014, TPL announced plans to build a new plant and expand the gathering footprint of its WestTX system. This project includes the laying of a new high pressure gathering line into Martin and Andrews counties of Texas, as well as incremental compression and a new 200 MMcf/d cryogenic processing plant, known as the Buffalo plant, which commenced commercial operations in April 2016. Total net growth capital expenditures for the Buffalo plant should approximate $105 million.

Eagle Ford Shale Natural Gas Processing Joint Venture

In October 2015, we announced that we have entered into joint venture agreements with Sanchez Energy Corporation (“Sanchez”) to construct a new 200MMcf/d cryogenic natural gas processing plant in La Salle County, Texas (the “Raptor Plant”) and approximately 45 miles of associated pipelines. We own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect Sanchez's Catarina gathering system to the plant. We hold a portion of the transportation capacity on the pipeline, and the gathering joint venture receives fees for transportation. We expect to invest approximately $125 million of growth capital expenditures related to the joint ventures.

The Raptor Plant is expected to accommodate the growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering lines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We will manage construction and operations of the plant and high pressure gathering lines, and the plant is expected to begin operations in early 2017. Prior to the plant being placed in-service, we benefit from Sanchez natural gas volumes that are processed at our Silver Oak facilities in Bee County, Texas.

In addition to the major projects in process noted above, we potentially have other growth capital expenditures in 2016 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. In the current depressed market environment, we will evaluate these potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Financing Activities

On February 17, 2016, we completed the TRC/TRP Merger, and issued 104,525,775 shares of our common stock to unitholders of the common units of the Partnership in exchange for all of the 168,590,009 outstanding common units of the Partnership that we did not previously own.

In March 2016, through a private placement, we issued 965,100 newly authorized shares of Series A Preferred Stock with detachable common warrants for $1,030 per share. The Preferred Shares can be redeemed in whole or in part at our option after five years, and can be converted into our common stock in 2028 by the holders of the Preferred Shares or, under certain circumstances, by us. The Preferred Investors also received 13,550,004 warrants with a strike price of $18.88 per common share and 6,533,727 warrants with a strike price of $25.11 per common share. The warrants have a seven year term from the date of issuance and are exercisable starting in September 2016. For accounting purposes, net proceeds of $970.4 million (net of $23.7 million transaction fees) are allocated based on relative fair values to Preferred Stock ($788.0 million) and Common Warrants ($182.4 million), included in Additional Paid-In-Capital.

A beneficial conversion feature (“BCF”) is a nondetachable conversion feature that is in the money at the issuance date. We allocated a portion of the proceeds ($614.4 million) from the preferred offering to the intrinsic value of the BCF as additional paid-in capital to give effect for the beneficial conversion feature. We will record the accretion of the $614.4 million preferred stock discount attributable to the BCF as a deemed dividend using the effective yield method over the twelve year period prior to the effective date of the holders’ conversion right. We used the net proceeds from this preferred private placement to repay indebtedness, for open market senior note repurchases and for general corporate purposes.

During the quarter ended March 31, 2016, we repurchased on the open market a portion of various series senior notes of TRP, paying $330.6 million plus accrued interest to repurchase $357.7 million of the notes. The repurchases resulted in a $24.7 million net gain, which included the write-off of $2.4 million in related deferred debt issuance costs. We or TRP may retire or purchase various series of TRP’s outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The update also creates a new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance for the incremental costs of obtaining a contract with a customer and those costs incurred in fulfilling a contract with a customer that are not in the scope of another topic. The new revenue standard requires that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entities expect to be entitled in exchange for those goods or services. To achieve that core principle, the standard requires a five step process of identifying the contracts with customers, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, the performance obligations are satisfied. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

With the issuance in August 2015 of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, the revenue recognition standard is effective for the annual period beginning after December 15, 2017, and for annual and interim periods thereafter. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We must retroactively apply the new revenue recognition standard to transactions in all prior periods presented, but will have a choice between either (1) restating each prior period presented or (2) presenting a cumulative effect adjustment in the period the amendment is adopted. We expect to adopt this guidance on January 1, 2018 and are continuing to evaluate the impact on our revenue recognition practices.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments are intended to simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities and modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The amendments are effective for us in 2016 with no impact on our consolidated financial statement or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability (other than line-of-credit or other revolving credit facilities) be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update dealt solely with financial statement display matters; recognition and measurement of debt issuance costs were unaffected. We adopted the amendments on January 1, 2016 and have reclassified unamortized debt issuance costs of $42.7 million on our Consolidated Balance Sheet as of December 31, 2015 from Other long-term assets to Long-term debt to conform to current year presentation. Our Consolidated Balance Sheet as of March 31, 2016 has $38.2 million in unamortized debt issuance costs classified in Long-term debt.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The amendments in this update improve the operability and understandability of the implementation guidance on principal versus agent considerations, including clarifying that an entity should determine whether it is a principal or an agent for each specified good or service promised to a customer. These amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We expect to adopt this guidance on January 1, 2018 and are continuing to evaluate the impact on our revenue recognition practices.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update provides, among other things, that (1) all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement with the tax effects of exercised or vested awards treated as discrete items in the reporting period in which they occur and recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (3) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (4) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We expect to adopt the amendments in the second quarter of 2016 and are currently evaluating the impacts of the amendments to our financial statements and accounting practices for stock compensation.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These amendments clarify the guidance on identification of performance obligations and licensing. The amendments include that entities do not have to decide if goods and services are performance obligations if they are considered immaterial in the context of a contract. Entities are also permitted to account for the shipping and handling that takes place after the customer has gained control of the goods as actions to fulfill the contract rather than separate services. In order to identify a performance obligation in a customer contract, an entity has to determine whether the goods or services are distinct, and ASU No. 2016-10 clarifies how the determination can be made. We expect to adopt this guidance on January 1, 2018 and are continuing to evaluate the impact on our revenue recognition practices.

How We Evaluate Our Operations

The following discussion of how we evaluate our operations reflects the impact of the February 17, 2016 closing of the TRC/TRP Merger. Our non-GAAP financial measures have been revised accordingly and prior year pro forma non-GAAP measures have been provided for comparative purposes.

The consolidated profitability of our business segments is a function of the difference between: (i) the revenues we receive from operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs, and the volumes of crude oil, natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

Our consolidated profitability is also impacted by fee-based revenues. Our growth strategy, based on expansion of existing facilities as well as third-party acquisitions of businesses and assets, has increased the percentage of our revenues that are fee-based. Fixed fees for services such as fractionation, storage, terminaling and crude oil gathering are not directly tied to changes in market prices for commodities.

Management uses a variety of financial measures and operational measurements to analyze our performance. These include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses, (3) capital expenditures and (4) the following non-GAAP measures: gross margin, operating margin, adjusted EBITDA and distributable cash flow.

Throughput Volumes, Facility Efficiencies and Fuel Consumption

Our consolidated profitability is impacted by our ability to add new sources of natural gas supply and crude oil supply to offset the natural decline of existing volumes from oil and natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing crude oil and natural gas supplies currently gathered by third-parties. Similarly, our consolidated profitability is impacted by our ability to add new sources of mixed NGL supply, typically connected by third-party transportation, to our Downstream Business’ fractionation facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

In addition, we seek to increase operating margin by limiting volume losses, reducing fuel consumption and by increasing efficiency. With our gathering systems’ extensive use of remote monitoring capabilities, we monitor the volumes received at the wellhead or central delivery points along our gathering systems, the volume of natural gas received at our processing plant inlets and the volumes of NGLs and residue natural gas recovered by our processing plants. We also monitor the volumes of NGLs received, stored, fractionated and delivered across our logistics assets. This information is tracked through our processing plants and Downstream Business facilities to determine customer settlements for sales and volume related fees for service and helps us increase efficiency and reduce fuel consumption.

As part of monitoring the efficiency of our operations, we measure the difference between the volume of natural gas received at the wellhead or central delivery points on our gathering systems and the volume received at the inlet of our processing plants as an indicator of fuel consumption and line loss. We also track the difference between the volume of natural gas received at the inlet of the processing plant and the NGLs and residue gas produced at the outlet of such plant to monitor the fuel consumption and recoveries of our facilities. Similar tracking is performed for our crude oil gathering and logistics assets. These volume, recovery and fuel consumption measurements are an important part of our operational efficiency analysis and safety programs.

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance, utilities and ad valorem taxes comprise the most significant portion of our operating expenses. These expenses, other than fuel and power, generally remain relatively stable and independent of the volumes through our systems, but fluctuate depending on the scope of the activities performed during a specific period.

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

Gross Margin

We define gross margin as revenues less purchases. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program.

Gathering and Processing segment gross margin consists primarily of  revenues from the sale of natural gas, condensate, crude oil and NGLs and fee revenues related to natural gas and crude oil gathering and services, less producer payments and other natural gas and crude oil purchases.

Logistics and Marketing segment gross margin consists primarily of

•	service fee revenues (including the pass-through of energy costs included in fee rates),
•	system product gains and losses, and
•	NGL and natural gas sales less NGL and natural gas purchases, transportation costs and the net inventory change.

The gross margin impacts of cash flow hedge settlements are reported in Other.

Operating Margin

We define operating margin as gross margin less operating expenses. Operating margin is an important performance measure of the core profitability of our operations.

Management reviews business segment gross margin and operating margin monthly as a core internal management process. We believe that investors benefit from having access to the same financial measures that management uses in evaluating our operating results. Gross margin and operating margin provide useful information to investors because they are used as supplemental financial measures by management and by external users of our financial statements, including investors and commercial banks, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to financing or capital structure; and
•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Gross margin and operating margin are non-GAAP measures. The GAAP measure most directly comparable to gross margin and operating margin is net income. Gross margin and operating margin are not alternatives to GAAP net income and have important limitations as analytical tools. Investors should not consider gross margin and operating margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin and operating margin exclude some, but not all, items that affect net income and are defined differently by different companies in our industry, our definitions of gross margin and operating margin may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Management compensates for the limitations of gross margin and operating margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into our decision-making processes.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) available to TRC before: interest; income taxes; depreciation and amortization; impairment of goodwill; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments including the cash impact of hedges acquired in the APL merger; non-cash compensation on equity grants; transaction costs related to business acquisitions; net income attributable to TRP preferred limited partners; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expenses. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and pay dividends to our investors.

Adjusted EBITDA is a non-GAAP financial measure. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss) attributable to Targa Resources Corp. Adjusted EBITDA should not be considered as an alternative to GAAP net income. Adjusted EBITDA has important limitations as an analytical tool. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into our decision-making processes.

Distributable Cash Flow

We define distributable cash flow as Adjusted EBITDA less distributions to TRP preferred limited partners, cash interest expense on debt obligations, current cash tax expenses and maintenance capital expenditures (net of any reimbursements of project costs). This measure includes the impact of noncontrolling interests on the prior adjustment items.

Distributable cash flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us (prior to the establishment of any retained cash reserves by our board of directors) to the cash dividends we expect to pay our shareholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to cash dividends. Distributable cash flow is also an important financial measure for our shareholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly dividend rates.

Distributable cash flow is a non-GAAP financial measure. The GAAP measure most directly comparable to distributable cash flow is net income (loss) attributable to Targa Resources Corp. Distributable cash flow should not be considered as an alternative to GAAP net income (loss) available to common and preferred shareholders. It has important limitations as an analytical tool. Investors should not consider distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because distributable cash flow excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Management compensates for the limitations of distributable cash flow as an analytical tool by reviewing the comparable GAAP measure, understanding the differences between the measures and incorporating these insights into our decision-making processes.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated, with 2015 amounts presented for comparative purpose.

	Three Months Ended March 31,
	2016	2015

	(In millions)
Reconciliation of TRC gross margin and operating margin to net income (loss) attributable to TRC:
Gross margin	$431.4	$421.1
Operating expenses	(132.1)	(121.1)
Operating margin	299.3	300.0
Depreciation and amortization expenses	(193.5)	(118.6)
General and administrative expenses	(45.3)	(42.6)
Goodwill impairment	(24.0)	-
Interest expense, net	(52.9)	(54.1)
Income tax expense	(3.1)	(15.2)
Gain (loss) on sale or disposition of assets	(0.9)	(0.7)
Gain (loss) from financing activities	24.7	(9.1)
Other, net	(5.0)	(24.0)
Net income (loss)	(0.7)	35.7
Net income (loss) attributable to noncontrolling interests	2.0	32.5
Net income (loss) attributable to TRC	$(2.7)	$3.2

	Three Months Ended March 31,
	2016	2015

	(In millions)
Reconciliation of Net Income (Loss) to attributable to TRC to Adjusted EBITDA and Distributable Cash Flow
Net income (loss) available to TRC	$(2.7)	$3.2
Impact of TRC/TRP Merger on NCI	(3.8)	27.5
Income attributable to TRP preferred limited partners	2.8	-
Interest expense, net	52.9	54.1
Income tax expense	3.1	15.2
Depreciation and amortization expenses	193.5	118.6
Goodwill impairment	24.0	-
(Gain) loss on sale or disposition of assets	0.9	0.7
(Gain) loss from financing activities	(24.7)	9.1
(Earnings) loss from unconsolidated affiliates	4.8	(1.9)
Distributions from unconsolidated affiliates and preferred partner interests, net	5.8	2.7
Compensation on equity grants	8.0	5.9
Transaction costs related to business acquisitions	-	25.8
Risk management activities	5.9	0.7
Noncontrolling interests adjustments (1)	(5.8)	(3.6)
TRC Adjusted EBITDA	$264.7	$258.0

Distributions to TRP preferred limited partners	(2.8)	-
Interest expenses on debt obligations (2)	(69.6)	(50.9)
Current cash tax expense (3)	-	-
Maintenance capital expenditures	(15.0)	(20.3)
Noncontrolling interests adjustments of maintenance capex	2.4	1.6
Distributable Cash Flow	$179.7	$188.4

(1)	Noncontrolling interest portion of depreciation and amortization expenses.
(2)	Excludes amortization of interest expense.
(3)	Includes adjustment to account for differences between cash and book taxes.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	($ in millions, except operating statistics and price amounts)
Revenues
Sales of commodities	$1,171.0	$1,402.2	$(231.2)	16%
Fees from midstream services	271.4	277.5	(6.1)	2%
Total revenues	1,442.4	1,679.7	(237.3)	14%
Product purchases	1,011.0	1,258.6	(247.6)	20%
Gross margin (1)	431.4	421.1	10.3	2%
Operating expenses	132.1	121.1	11.0	9%
Operating margin (2)	299.3	300.0	(0.7)	-
Depreciation and amortization expenses	193.5	118.6	74.9	63%
General and administrative expenses	45.3	42.6	2.7	6%
Goodwill impairment	24.0	—	24.0	0%
Other operating (income) expenses	1.0	0.6	0.4	67%
Income from operations	35.5	138.2	(102.7)	74%
Interest expense, net	(52.9)	(54.1)	1.2	2%
Equity earnings (loss)	(4.8)	1.9	(6.7)	NM
Gain (loss) from financing activities	24.7	(9.1)	33.8	NM
Other income (expense)	(0.1)	(26.0)	25.9	100%
Income tax (expense) benefit	(3.1)	(15.2)	12.1	80%
Net income (loss)	(0.7)	35.7	(36.4)	102%
Less: Net income (loss) attributable to noncontrolling interests	2.0	32.5	(30.5)	94%
Net income (loss) attributable to Targa Resources Corp.	(2.7)	3.2	(5.9)	184%
Dividends on Series A preferred stock	3.8	—	3.8	NM
Net income (loss) attributable to common shareholders	$(6.5)	$3.2	$(9.7)	NM
Financial and operating data:
Financial data:
Adjusted EBITDA (3)	264.7	258	6.7	3%
Distributable cash flow (4)	179.7	188.4	(8.7)	5%
Capital expenditures	176.9	157.3	19.6	12%
Business Acquisitions	—	5,024.2	(5,024.2)	100%
Operating statistics:
Crude oil gathered, MBbl/d	108.1	101.2	6.9	7%
Plant natural gas inlet, MMcf/d (5) (6) (7)	3,405.9	2,499.1	906.8	36%
Gross NGL production, MBbl/d (7)	284.6	193.7	90.9	47%
Export volumes, MBbl/d (8)	181.0	191.7	(10.7)	6%
Natural gas sales, BBtu/d (6) (7) (9)	1,974.6	1,225.2	749.3	61%
NGL sales, MBbl/d (7) (9)	547.8	509.6	38.2	8%
Condensate sales, MBbl/d (7)	9.5	5.8	3.7	63%

(1)	Gross margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(2)	Operating margin is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”
(3)

Adjusted EBITDA is net income(loss) available to TRC before: interest; income taxes; depreciation and amortization; impairment of goodwill; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments including the cash impact of hedges acquired in the APL merger; non-cash compensation on equity grants; transaction costs related to business acquisitions; net income attributable to TRP preferred limited partners; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expenses. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(4)

Distributable cash flow is Adjusted EBITDA less distributions to TRP preferred limited partners, cash interest expense on debt obligations, current cash tax expenses and maintenance capital expenditures (net of any reimbursements of project costs). This measure includes the impact of noncontrolling interests on the prior adjustment items. This is a non-GAAP financial measure and is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(5)

Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.

(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.

(8)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine terminal that are destined for international markets.
(9)	Includes the impact of intersegment eliminations.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The decrease in revenues was primarily due to significantly lower commodity prices ($522.2 million) partially offset by the favorable impacts of inclusion of two additional months of operations of TPL during 2016 ($270.1 million). Fee-based and other revenues decreased slightly due to lower fractionation and export fees offset by the additional impact of an additional two months of TPL’s fee revenue in 2016 ($40.9 million).

Lower commodity prices brought a commensurate reduction in product purchases due to significantly lower commodity prices, partially offset by the inclusion of two additional months of operations from TPL in 2016 ($137.5 million).

The higher gross margin in 2016 was attributable to the inclusion of TPL operations, increased throughput related to other system expansions in our Gathering and Processing segment, offset by a decrease in our Logistics and Marketing segment due to lower fractionation margin, fees in 2015 from renegotiated commercial arrangements related to our crude and condensate splitter project, lower LPG export margin, and lower terminaling and storage throughput. Higher operating expenses are due to the inclusion of TPL’s operations for a full quarter in 2016, partially offset by the cost savings generated throughout our operating areas. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in gross margin and operating margin on a segment basis.

The increase in depreciation and amortization expenses primarily reflects the impact of TPL operations and growth investments from other system expansions.

Higher general and administrative expenses in 2016 reflect the impact of the inclusion of TPL for an additional two months in 2016.

During 2016, we recognized an additional impairment of goodwill of $24.0 million to finalize the $290 million provisional impairment recorded during the fourth quarter of 2015.

The decrease in net interest expense primarily reflects $18.5 million of non-cash interest income from the change in estimated redemption value of the mandatorily redeemable preferred interest as of March 31, 2016 which is offset by higher interest expense in 2016 from increased borrowings.

Other expense in 2015 was primarily attributable to non-recurring transaction costs relate to the Atlas mergers.

During 2016, we recognized a gain of $24.7 million on open market debt repurchases and other financing activities compared to a loss of $9.1 million related to the reduction of the TRC term loan in 2015.

The decrease in net income attributable to noncontrolling interests was primarily attributable to the TRC/TRP Merger, in which TRC acquired indirectly all of the outstanding TRP common units that TRC and its subsidiaries did not already own. There was also a decrease due to lower earnings in 2016 at our joint ventures.

TRC is forecasting a large tax loss for 2016 and a relatively small book loss for the same period. Further, TRC has pre-tax book income for the current quarter. Consequently, the application of interim reporting rules has resulted in an income tax expense that varies significantly from the customary relationship between income tax expense and pre-tax accounting income for the quarter.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:.

	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Consolidated Operating Margin
	(In millions)
Three Months Ended:
March 31, 2016	$115.6	$157.0	$26.8	$(0.1)	$299.3
March 31, 2015	87.0	191.3	21.7	-	300.0

Results of Operations– By Reportable Segment

Gathering and Processing Segment

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
Gross margin	$194.1	$152.6	$41.5	27%
Operating expenses	78.5	65.6	12.9	20%
Operating margin	$115.6	$87.0	$28.6	33%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	243.5	216.5	27.0	12%
WestTX (5)	461.0	136.2	324.8	238%
Sand Hills	151.1	158.5	(7.4)	5%
Versado	180.0	173.3	6.7	4%
Permian	1,035.6	684.5	351.1

SouthTX (5)	175.7	48.6	127.1	262%
North Texas	327.5	360.0	(32.5)	9%
SouthOK (5)	457.9	170.2	287.7	169%
WestOK (5)	487.0	211.2	275.8	131%
Central	1,448.1	790.0	658.1

Badlands (6)	53.7	42.1	11.6	28%
Total Field	2,537.4	1,516.6	1,020.8

Coastal	868.6	982.4	(113.8)	12%

Total	3,406.0	2,499.0	907.0	36%
Gross NGL production, MBbl/d (3)
SAOU (4)	29.2	25.3	3.9	15%
WestTX (5)	52.4	15.8	36.6	232%
Sand Hills (4)	15.7	17.0	(1.3)	8%
Versado	21.9	22.5	(0.6)	3%
Permian	119.2	80.6	38.6

SouthTX (5)	23.1	6.1	17.0	279%
North Texas	35.7	40.6	(4.9)	12%
SouthOK (5)	28.0	9.9	18.1	183%
WestOK (5)	26.9	10.2	16.7	164%
Central	113.7	66.8	46.9

Badlands	7.6	3.9	3.7	95%
Total Field	240.5	151.3	89.2

Coastal	44.2	42.4	1.8	4%

Total	284.7	193.7	91.0	47%
Crude oil gathered, MBbl/d	108.1	101.2	6.9	7%
Natural gas sales, BBtu/d (3)	1,687.2	1,083.3	604.0	56%
NGL sales, MBbl/d	219.3	150.5	68.8	46%
Condensate sales, MBbl/d	9.5	5.7	3.8	67%
Average realized prices (7):
Natural gas, $/MMBtu	1.75	2.65	(0.90)	34%
NGL, $/gal	0.28	0.39	(0.11)	29%
Condensate, $/Bbl	25.65	40.70	(15.05)	37%

(1)

Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter, including the volumes related to plants acquired in the APL merger.

(2)	Plant natural gas inlet represents our undivided interest in the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(4)	Includes wellhead gathered volumes moved from Sand Hills via pipeline to SAOU for processing.
(5)	Operations acquired as part of the APL merger effective February 27, 2015.
(6)	Badlands natural gas inlet represents the total wellhead gathered volume.
(7)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The increase in gross margin was primarily due to the inclusion of the TPL volumes for a full quarter of 2016 partially offset by significantly lower commodity prices and slightly lower throughput volumes on our other systems. The plant inlet volume increases in the Permian region attributable to SAOU, Sand Hills (see footnote (4) above) and Versado were offset in the Central region by reduced producer activity and volumes in North Texas. Badlands crude oil and natural gas volumes increased due to plant and system expansions. Coastal plant inlet volumes decreased due to current market conditions and the decline of off-system volumes partially offset by additional higher GPM volumes.

Excluding the impact of adding operating expenses for TPL and system expansions, operating expenses for most areas were significantly lower due to a focused cost reduction effort.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Gathering and Processing segment:

	Three Months Ended March 31, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	243.5	100%	243.5	243.5
WestTX (5)(6)	633.2	73%	461.0	461.0
Sand Hills (4)	151.1	100%	151.1	151.1
Versado (7)	180.0	63%	113.4	180.0
Permian	1,207.8		969.0	1,035.6

SouthTX (5)	175.7	100%	175.7	175.7
North Texas	327.5	100%	327.5	327.5
SouthOK (5)	457.9	Varies (8)	380.9	457.9
WestOK (5)	487.0	100%	487.0	487.0
Central	1,448.1		1,371.1	1,448.1

Badlands (9)	53.7	100%	53.7	53.7
Total Field	2,709.6		2,393.8	2,537.4

Gross NGL production, MBbl/d (2)
SAOU (4)	29.2	100%	29.2	29.2
WestTX (5)(6)	72.0	73%	52.4	52.4
Sand Hills (4)	15.7	100%	15.7	15.7
Versado (7)	21.9	63%	13.8	21.9
Permian	138.8		111.1	119.2

SouthTX (5)	23.1	100%	23.1	23.1
North Texas	35.7	100%	35.7	35.7
SouthOK (5)	28.0	Varies (8)	24.7	28.0
WestOK (5)	26.9	100%	26.9	26.9
Central	113.7		110.4	113.7

Badlands	7.6	100%	7.6	7.6
Total Field	260.1		229.1	240.5

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes wellhead gathered volumes moved from Sand Hills to SAOU for processing
(5)	Operations acquired as part of the APL merger effective February 27, 2015.
(6)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(7)	Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.
(8)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60% and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended March 31, 2015
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Pro Forma (4)	Timing Adjustment (5)	Actual Reported
SAOU (6)	216.5	100%	216.5	216.5	-	216.5
WestTX (7)(8)	543.3	73%	395.5	395.5	(259.3)	136.2
Sand Hills (6)	158.5	100%	158.5	158.5	-	158.5
Versado (9)	173.3	63%	109.2	173.3	-	173.3
Permian	1,091.6		879.7	943.8	(259.3)	684.5

SouthTX (7)	141.1	100%	141.1	141.1	(92.5)	48.6
North Texas	360.0	100%	360.0	360.0	-	360.0
SouthOK (7)	494.1	Varies (10)	415.0	494.1	(323.9)	170.2
WestOK (7)	613.2	100%	613.2	613.2	(402.0)	211.2
Central	1,608.4		1,529.3	1,608.4	(818.4)	790.0

Badlands (11)	42.1	100%	42.1	42.1	-	42.1
Total Field	2,742.1		2,451.1	2,594.3	(1,077.7)	1,516.6

Gross NGL production, MBbl/d (2)
SAOU (6)	25.3	100%	25.3	25.3	-	25.3
WestTX (7)(8)	63.0	73%	45.9	45.9	(30.1)	15.8
Sand Hills (6)	17.0	100%	17.0	17.0	-	17.0
Versado (9)	22.5	63%	14.2	22.5	-	22.5
Permian	127.8		102.3	110.7	(30.1)	80.6

SouthTX (7)	17.7	100%	17.7	17.7	(11.6)	6.1
North Texas	40.6	100%	40.6	40.6	-	40.6
SouthOK (7)	28.7	Varies (10)	25.3	28.7	(18.8)	9.9
WestOK (7)	29.6	100%	29.6	29.6	(19.4)	10.2
Central	116.6		113.2	116.6	(49.8)	66.8

Badlands	3.9	100%	3.9	3.9	-	3.9
Total Field	248.3		219.5	231.2	(79.9)	151.3

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(3)

For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter, other than for the volumes related to the APL merger, for which the denominator is 31 days.

(4)	Pro forma statistics represents volumes per day while owned by us.
(5)	Timing adjustment made to the pro forma statistics to adjust for the actual reported statistics based on the full period.
(6)	Includes wellhead gathered volumes moved from Sand Hills to SAOU for processing
(7)	Operations acquired as part of the APL merger effective February 27, 2015.
(8)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(9)	Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.
(10)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60% and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(11)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	($ in millions)
Gross margin	$210.6	$246.8	$(36.2)	15%
Operating expenses	53.6	55.5	(1.9)	3%
Operating margin	$157.0	$191.3	$(34.3)	18%
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	295.5	340.6	(45.1)	13%
LSNG treating volumes (2)	21.0	19.4	1.6	8%
Benzene treating volumes (2)	21.0	19.4	1.6	8%
Export volumes, MBbl/d (4)	181.0	191.7	(10.7)	6%
NGL sales, MBbl/d	482.0	469.6	12.3	3%
Average realized prices:
NGL realized price, $/gal	$0.41	$0.54	$(0.13)	25%

(1)

Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the year.

(2)

Fractionation and treating contracts include pricing terms composed of base fees and fuel and power components which vary with the cost of energy.  As such, the Logistics and Marketing segment results include effects of variable energy costs that impact both gross margin and operating expenses.

(3)	Fractionation volumes reflect those volumes delivered and settled under fractionation contracts.
(4)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine terminal that are destined for international markets.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Logistics and marketing gross margin decreased due to lower fractionation margin, the realization of contract renegotiation fees earned in 2015, lower LPG export margin, and lower terminaling and storage throughput, partially offset by marketing gains. Fractionation gross margin decreased due to lower supply volume and a decrease in system product gains, partially offset by the variable effects of fuel and power which are largely reflected in lower operating expenses (see footnote (2) above). 2015 results included the partial recognition of renegotiated commercial arrangements related to our crude and condensate splitter project. LPG export margin decreased due to market conditions resulting in lower fees and reduced demand.

Operating expenses decreased due to lower fuel and power expense partially offset by higher taxes and maintenance expense.

Other

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	($ in millions)
Gross margin	$26.8	$21.7	$5.1
Operating margin	$26.8	$21.7	$5.1

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities included in operating margin and mark-to-market gain/losses related to derivative contracts that were not designated as cash-flow hedges. Eliminations of inter-segment transactions are reflected in the corporate and eliminations column. The primary purpose of our commodity risk management activities is to mitigate a portion of the impact of commodity prices on our operating cash flow. We have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes and (ii) NGL and condensate equity volumes in our Gathering and Processing Operations that result from percent of proceeds or liquid processing arrangements by entering into derivative instruments. Because we are essentially forward-selling a portion of our plant equity volumes, these hedge positions will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices.

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2016 vs. 2015
Natural Gas (BBtu)	19.6	$0.67	$13.2	7.6	$0.88	$6.7	$6.5
NGL (Mgal)	26.2	0.15	3.8	10.3	0.30	3.1	0.7
Crude Oil (MBbl)	0.3	23.67	7.1	0.2	26.50	5.3	1.8
Non-Hedge Accounting (2)			2.7			5.6	(2.9)
Ineffectiveness (3)			0.0			1.0	(1.0)
			$26.8			$21.7	$5.1

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of APL that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding APL derivative contracts with a fair value of $102.1 million as of the acquisition date were novated to us and included in the acquisition date fair value of assets acquired. Derivative settlements of $67.9 million related to these novated contracts were received during the year ended December 31, 2015 and $8.7 million related to these novated contracts were received during the quarter ended March 31, 2016 and were reflected as a reduction of the acquisition date fair value of the APL derivative assets acquired with no effect on results of operations.

Our Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing our indebtedness and meeting our collateral requirements, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include weather, commodity prices (particularly for natural gas and NGLs) and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

Our main sources of liquidity and capital resources are cash distributions received from the Partnership, borrowings under the TRC Revolver and access to private capital markets. The capital markets continue to experience volatility. Our exposure to current credit conditions includes our credit facility, cash investments and counterparty performance risks. We continually monitor our liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders to the TRC Revolver.

Our liquidity as of April 19, 2016 was:

April 19, 2016
(In millions)
Cash on hand	$6.6
Total commitments under the TRC Revolver	670.0
676.6
Less: Outstanding borrowings under the TRC Revolver	(285.0)
Total liquidity	$391.6

Other potential capital resources include:

•	our right to request an additional $200 million in commitment increases under our Revolver, subject to the terms therein. The TRC Revolver matures on February 27, 2020.

A portion of our capital resources may be allocated to letters of credit to satisfy certain counterparty credit requirements. These letters of credit reflect our non-investment grade status, as assigned by Moody’s and S&P. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

The Partnership’s Liquidity and Capital Resources

The Partnership’s ability to finance its operations, including funding capital expenditures and acquisitions, meeting indebtedness obligations, refinancing its indebtedness and meeting collateral requirements, will depend on its ability to generate cash in the future.

The Partnership’s ability to generate cash is subject to a number of factors, some of which are beyond our control. These include weather, commodity prices (particularly for natural gas and NGLs) and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

The Partnership’s main sources of liquidity and capital resources are internally generated cash flow from operations, contributions from us, borrowings under the TRP Revolver, borrowings under the Securitization Facility, and access to debt markets. The capital markets continue to experience volatility. The Partnership’s exposure to current credit conditions includes its credit facility, cash investments and counterparty performance risks. We continually monitor the Partnership’s liquidity and the credit markets, as well as events and circumstances surrounding each of the lenders to the TRP Revolver and Securitization Facility.

The Partnership’s liquidity as of April 19, 2016 was:

		April 19, 2016
		(In millions)
Cash on hand		$134.9
Total commitments under the TRP Revolver		1,600.0
Total availability under the Securitization Facility		206.5
		1,941.4

Less:	Outstanding borrowings under the TRP Revolver	(50.0)
	Outstanding borrowings under the Securitization Facility	(206.5)
	Outstanding letters of credit under the TRP Revolver	(12.2)
	Total liquidity	$1,672.7

Other potential capital resources include:

•	our right to request an additional $300 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 3, 2017.

A portion of the Partnership’s capital resources may be allocated to letters of credit to satisfy certain counterparty credit requirements. These letters of credit reflect our non-investment grade status, as assigned to us by Moody’s and S&P. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced with receivables from NGL customers offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (1) our cash position; (2) liquids inventory levels and valuation, which we closely manage; (3) changes in the fair value of the current portion of derivative contracts; and (4) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Our working capital, exclusive of current debt obligations, decreased $84.8 million. The major items contributing to this decrease were lower inventory volumes, decreased cash balances, decreased commodity activity and a decrease in our net risk management working capital position due to changes in the forward prices of commodities. Partially offsetting these items were decreased capital accruals on a lower capital expenditure program and a decrease in accrued interest primarily due to debt repurchases. The decrease of $69.3 million in current debt obligations was due to lower receivables available for the TRP AR Securitization facility.

Based on our anticipated levels of operations and absent any disruptive events, we believe that our internally generated cash flow, borrowings available under our Revolver, the TRP Revolver and the TRP Securitization Facility and proceeds from debt offerings and equity should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash dividends for at least the next twelve months.

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

The following table displays operating cash flows using the direct method as a supplement to the presentation in the consolidated financial statements:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(In millions)
Cash flows from operating activities:
Cash received from customers	$1,486.2	$1,761.1	$(274.9)
Cash received from (paid to) derivative counterparties	28.1	15.7	12.4
Cash outlays for:
Product purchases	1,027.2	1,287.1	(259.9)
Operating expenses	125.3	103.3	22.0
General and administrative expenses	36.7	62.2	(25.5)
Cash distributions from equity investments (1)	—	(2.0)	2.0
Interest paid, net of amounts capitalized (2)	82.8	28.9	53.9
Income taxes paid, net of refunds	1.1	0.8	0.3
Other cash (receipts) payments	(0.1)	25.2	(25.3)
Net cash provided by operating activities	$241.3	$271.3	$(30.0)

(1)

Excludes $3.4 million and $0.6 million included in investing activities for the three months ended March 31, 2016 and March 31, 2015 related to distributions from GCF and T2 Joint Ventures that exceeded cumulative equity earnings.

(2)	Net of capitalized interest paid of $4.8 million and $2.4 included in investing activities for the three months ended March 31, 2016 and March 31, 2015.

Cash Flow from Operating

Activities

Lower commodity prices were the primary contributor to decreased cash collections and payments for product purchases in 2016 compared to 2015. The inclusion of a full quarter of operations for TPL in 2016 compared to one month in 2015 contributed to the increase in cash operating expenses. Cash payment for compensation related costs were lower in 2016.

Cash Flow from Investing Activities

Three Month Ended March 31,
2016	2015	2016 vs. 2015
(In millions)
$(188.0)	$(1,769.2)	$1,581.2

The decrease in net cash used in investing activities for 2016 compared to 2015 was primarily due to the $1,574.4 million outlay for the cash portion of Atlas mergers in 2015.

Cash Flow from Financing Activities

Three Months Ended March 31,
2016	2015	2016 vs. 2015
(In millions)
$(79.0)	$1,589.3	$(1,668.3)

The cash flow provided by (used in) financing activities in 2016 was driven by the net issuance of preferred stock and warrants ($994.0 million) offset by net debt repayments ($881.8 million). Cash flow from financing activities in 2015 was primarily driven by increased net borrowings in 2015 associated with the ATLS Mergers. Distributions paid to TRP’s common unitholders increased $56.0 million in 2016. Dividends paid to common shareholders increased $18.9 million in 2016.

Distributions from the Partnership and Dividends of TRC

The following table details the distributions declared and/or paid by the Partnership for the three months ended March 31, 2016 with respect to our 2% general partner interest, the associated IDRs and common units that we held during the periods indicated along with dividends declared by us to our common shareholders for the same periods:

			Cash Distributions			Dividend	Total
For the Three Months Ended	Date Paid or to be Paid	Cash Distribution Per Limited Partner Unit	Limited Partner Units	General Partner Interest	Distributions to Targa Resources Corp.	Declared Per TRC Common Share	Dividend Declared to Common Shareholders
	(In millions, except per unit amounts)
December 31, 2015	February 9, 2016	$0.8250	$13.5	$47.9	$61.4	$0.9100	$51.7

Total distributions declared as of March 31, 2016 to be paid to TRC on May 12, 2016 are $154.8 million. As a result of the TRC/TRP Merger, we are entitled to receive all available Partnership cash for the quarter ended March 31, 2016 and all future quarters.

Distributions are declared and paid monthly on the Partnership’s outstanding preferred Series A units. For the three months ended March 31, 2016 $2.8 million of distributions were paid. The Partnership has accrued distributions to preferred Series A unitholders of $0.9 million for March 2016, which were paid subsequently on April 20, 2016.

Dividends accrued for our Series A Preferred Stock as of March 31, 2016 was $3.8 million.

Subsequent Event

On April 19, 2016, the board of directors of the general partner of TRP declared a monthly cash distribution of $0.1875 per preferred Series A Unit for April 2016. This distribution will be paid on May 16, 2016.

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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Capital expenditures:
Consideration for business acquisitions	$—	$5,024.2
Non-cash value of acquisition (1)	—	(3,449.8)
Business acquisitions, net of cash acquired	—	1,574.4
Expansion	161.9	137.0
Maintenance	15.0	20.3
Gross capital expenditures	176.9	157.3
Transfers from materials and supplies inventory to property, plant and equipment	(0.5)	(0.6)
Decrease in capital project payables and accruals	13.7	30.9
Cash outlays for capital projects	190.1	187.6
Total	$190.1	$1,762.0

(1)	Includes the non-cash value of consideration and the Special GP Interest (see Note 4 – Business Acquisitions of the “Consolidated Financial Statements”).

We currently estimate that we will invest $525 million or less in net growth capital expenditures for announced projects in 2016. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There were no significant updates or revisions to these policies during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, there were $33.3 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety, and (iii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

Contractual Obligations

As of March 31, 2016, there have been no significant changes in the contractual obligations as presented in our 2015 Form 10-K, except as noted for debt repurchases which are disclosed in Note 9 – Debt Obligations in our Consolidated Financial Statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers. We do not use risk sensitive instruments for trading purposes.

A significant portion of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the natural gas and/or NGLs or equity volumes as payment for services. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Cash flows from a derivative instrument designated as a hedge are classified in the same category as the cash flows from the item being hedged.

The primary purpose of the commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2016, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing operations and (ii) NGL and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors) or other derivative instruments as market conditions permit.

When entering into new hedges, we intend to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon the expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The natural gas and NGL hedges’ fair values are based on published index prices for delivery at various locations and we seek to closely approximate the actual natural gas and NGL delivery points. A portion of our condensate sales are hedged using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

These commodity price hedging transactions are typically documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in natural gas and NGL prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing the Partnership’s senior secured indebtedness that ranks equal in right of payment with liens granted in favor of the Partnership’s senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Act, and as long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

For all periods presented, we have entered into hedging arrangements for a portion of our forecasted equity volumes. During the three months ended March 31, 2016 and 2015, our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $26.8 million and $21.7 million.

As of March 31, 2016, we had the following derivative instruments designated as hedging instruments that will settle during the years ending below:

Natural GAS

Instrument		Price		MMBtu/d
Type	Index	$/MMBtu		2016	2017	2018	Fair Value
							(In millions)

Swap	IF-NGPL MC	3.93		3,456	-	-	$1.8

Swap	IF-Waha	3.17		39,436	-	-	11.8
Swap	IF-Waha	2.68		-	25,000	-	0.1
Swap	IF-Waha	2.43		-	-	20,000	(2.8)
				39,436	25,000	20,000

		Put Price	Call Price
Collar	IF-Waha	2.85	3.47	7,500	-	-	1.7
Collar	IF-Waha	3.00	3.67	-	7,500	-	1.2
Collar	IF-Waha	3.25	4.20	-	-	1,849	0.3
				7,500	7,500	1,849

Swap	IF-PB	3.12		18,508	-	-	5.5
Swap	IF-PB	2.51		-	10,900	-	(0.5)
Swap	IF-PB	2.51		-	-	10,900	(1.0)
				18,508	10,900	10,900

		Put Price	Call Price
Collar	IF-PB	2.65	3.31	15,400	-	-	2.8
Collar	IF-PB	2.80	3.50	-	15,400	-	1.8
Collar	IF-PB	3.00	3.65	-	-	7,637	1.0
				15,400	15,400	7,637

Swap	NG-NYMEX	4.12		31,531	-	-	16.4
Swap	NG-NYMEX	4.11		-	18,082	-	8.6
				31,531	18,082	-

Basis Swap	EP_PERMIAN	(0.1702)		15,818	-	-	0.1
Basis Swap	EP_PERMIAN	(0.1444)		-	9,041	-	(0.1)
				15,818	9,041	-

Basis Swap	PEPL	(0.3278)		15,818	-	-	(0.4)
Basis Swap	PEPL	(0.3308)		-	9,041	-	(0.4)
				15,818	9,041	-

Total				147,467	94,964	40,386

							$47.9

NGLs

Instrument		Price		Bbl/d
Type	Index	$/Bbl		2016	2017	2018	Fair Value
							(In millions)
Swap	C2-OPIS-MB	0.2209		870	-	-	$0.4
Swap	C2-OPIS-MB	0.2294		-	870	-	0.0
Swap	C2-OPIS-MB	0.2371		-	-	658	(0.1)
Total				870	870	658

Future	C2-OPIS-MB	0.1792		1,236	-	-	(0.4)
Future	C2-OPIS-MB	0.1856		-	274	-	(0.1)
Total				1,236	274	-

Swap	C3-OPIS-MB	0.7890		3,782	-	-	14.1
Swap	C3-OPIS-MB	1.0400		-	658	-	5.7
Total				3,782	658	-

Future	C3-OPIS-MB	0.4413		2,822	-	-	(1.3)

Future	NC4-OPIS-MB	0.5165		273	-	-	(0.2)

Swap	C5-OPIS-MB	0.8825		160	-	-	(0.0)
Swap	C5-OPIS-MB	0.8825		-	160	-	(0.1)
Swap	C5-OPIS-MB	0.8825		-	-	160	(0.1)
Total				160	160	160

		Put Price	Call Price
Collar	C2-OPIS-MB	0.200	0.235	410	-	-	0.1
Collar	C2-OPIS-MB	0.240	0.290	-	410	-	0.2
Total				410	410	-

		Put Price	Call Price
Collar	C3-OPIS-MB	0.560	0.68000	380	-	-	0.5
Collar	C3-OPIS-MB	0.570	0.68625	-	380	-	0.7
Total				380	380	-

		Put Price	Call Price
Collar	C5-OPIS-MB	1.200	1.390	130	-	-	0.5
Collar	C5-OPIS-MB	1.210	1.415	-	130	-	0.6
Collar	C5-OPIS-MB	1.230	1.385	-	-	32	0.2
Total				130	130	32

Total				10,063	2,882	850

							$20.7

CONDENSATE

Instrument		Price		Bbl/d
Type	Index	$/Bbl		2016	2017	2018	Fair Value
							(In millions)
Swap	NY-WTI	62.19		2,375	-	-	$13.4
Swap	NY-WTI	57.49		-	1,400	-	6.3
Swap	NY-WTI	45.15		-	-	900	(0.6)
Swap	NY-WTI			-	-	-	0.0
				2,375	1,400	900

		Put Price	Call Price
Collar	NY-WTI	57.08	67.97	790	-	-	3.4
Collar	NY-WTI	58.56	69.95	-	790	-	4.3
Collar	NY-WTI	60.00	71.60	-	-	101	0.6
Collar	NY-WTI			-	-	-	0.0
				790	790	101

Total Sales				3,165	2,190	1,001

							$27.4

As of March 31, 2016 we had the following derivative instruments that are not designated as hedges and are marked-to-market:

NATURAL GAS

Instrument		Price	MMBtu/d
Type	Index	$/MMBtu	2016	2017	2018	Fair Value
						(In millions)

Basis Swap	Various	0.17	11,673	-	-	(0.3)
GasDaily	HENRYHUBGD		(1,091)	-	-	(0.0)
			10,582	-	-

These contracts may expose us to the risk of financial loss in certain circumstances. Generally, our hedging arrangements provide us protection on the hedged volumes if prices decline below the prices at which these hedges are set. If prices rise above the prices at which they have been hedged, we will receive less revenue on the hedged volumes than we would receive in the absence of hedges (other than with respect to purchased calls). For derivative instruments not designated as cash-flow hedges, these contracts are marked-to-market and recorded in revenues.

We account for the fair value of our financial assets and liabilities using a three-tier fair value hierarchy, which prioritizes the significant inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We determine the value of our derivative contracts utilizing a discounted cash flow model for swaps and a standard option pricing model for options, based on inputs that are readily available in public markets. For futures contracts executed through a counterparty that clears the hedges through an exchange, the classification of these instruments is Level 1 within the fair value hierarchy. For the contracts that have inputs from quoted prices, the classification of these instruments is Level 2 within the fair value hierarchy. For those contracts which we are unable to obtain quoted prices for at least 90% of the full term of the commodity swap and options, the valuations are classified as Level 3 within the fair value hierarchy. See Note 14 of the “Consolidated Financial Statements” in this Quarterly Report for more information regarding classifications within the fair value hierarchy.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Credit Agreement. The Partnership is exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRP Revolver and the Securitization Facility. As of March 31, 2016, neither we nor the Partnership have any interest rate hedges.

However, we or the Partnership may in the future enter into interest rate hedges intended to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Credit Agreement, TRP Revolver and the Partnership’s securitization facility will also increase. As of March 31, 2016, the Partnership had $150.0 million in outstanding variable rate borrowings under the TRP Revolver and its Securitization Facility, and we had outstanding variable rate borrowings of $275.0 million under our revolving credit facility and $160.0 million under our term loan facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by $1.5 million and the TRC Non-Partnership annual interest expense by $4.4 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are settled daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all of our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $9.9 million as of March 31, 2016. The range of losses attributable to our individual counterparties would be between less than $0.1 million and $29.5 million, depending on the counterparty in default.

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have an established policy and various procedures to manage our credit exposure risk, including initial and subsequent credit risk analyses, credit limits and terms and credit enhancements when necessary. We use credit enhancements including (but not limited to) letters of credit, prepayments, parental guarantees and rights of offset to limit credit risk to ensure that our established credit criteria are followed and financial loss is mitigated or minimized.

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable, annual operating income would decrease by $4.3 million in the year of the assessment.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of March 31, 2016.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2015 Annual Report on Form 10-K, we did not maintain adequate controls over the valuation of certain assets in the Atlas mergers. Specifically, our review procedures over the development and application of inputs, assumptions, and calculations used in cash flow-based fair value measurements associated with business combinations did not operate as designed and at an appropriate level of detail commensurate with our financial reporting requirements.

Remediation Status

We have enhanced our internal control framework applicable to business acquisitions to include formal processes covering the development, application and review of inputs, assumptions, and calculations used in cash flow-based value measurements. Cash flow-based fair value measurements are also typically used for asset and goodwill impairment testing. We have not had any events or conditions since December 31, 2015 that have required the use of cash flow-based fair value measurements. As such, neither we nor our external auditors have had the opportunity to test the operating effectiveness of our remediated internal control framework. We will be able to fully test our remediated controls over cash flow-based fair value measurements when we perform our annual goodwill impairment testing for the 2016 reporting cycle, or earlier if another need arises for such value measurements.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2016

During the three months ended March 31, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 16 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A Risk Factors” of our 2015 Annual Report, except for the additional risk factors discussed below. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

The Preferred Shares give the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and the ability to convert such shares into our common stock, potentially causing dilution to our common stockholders.

In March 2016, we issued 965,100 shares of Series A Preferred Stock, which rank senior to the common stock with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, so long as any Preferred Shares remains outstanding, we may not declare any dividend or distribution on our common stock unless all accumulated and unpaid dividends have been declared and paid on the Preferred Shares. In the event of our liquidation, winding-up or dissolution, the holders of the Preferred Shares would have the right to receive proceeds from any such transaction before the holders of the common stock. The payment of the liquidation preference could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

In connection with the issuance of the Preferred Shares, we entered into an agreement with Stonepeak pursuant to which we granted them the right to appoint an observer to our Board of Directors, such observer having the right to become a member of our Board of Directors under certain circumstances. In addition, the Certificate of Designations governing the Preferred Shares provides the holders of the Preferred Shares with the right to vote, under certain conditions, on an as-converted basis with our common stockholders on matters submitted to a stockholder vote. Also, so long as any Preferred Shares are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Shares, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any issuance of stock senior to the Preferred Shares, (ii) any issuance or increase by any of the our consolidated subsidiaries of any issued or authorized amount of, any specific class or series of securities, (iii) any issuance by us of parity stock, subject to certain exceptions and (iv) any incurrence of indebtedness by us and our consolidated subsidiaries for borrowed monies, other than under our existing credit agreement and the Partnership’s existing credit agreement (or replacement commercial bank credit facilities) in an aggregate amount up to $2.75 billion, or indebtedness that complies with a specified fixed charge coverage ratio. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Furthermore, the conversion of the Preferred Shares into common stock twelve years after the issuance of the Preferred Shares, pursuant to the terms of the Certificate of Designations, may cause substantial dilution to holders of the common stock. Because our Board of Directors is entitled to designate the powers and preferences of preferred stock without a vote of our shareholders, subject to NYSE rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The issuance of common stock upon exercise of the Series A Warrants and Series B Warrants may cause dilution to existing common stockholders and may place downward pressure on the trading price of our common stock.

In connection with our issuance of Preferred Shares in March 2016, we issued (i) Series A Warrants exercisable into a maximum of 13,550,004 shares of common stock, with an exercise price of $18.88 per share and (ii) Series B Warrants exercisable into a maximum of 6,533,727 shares of common stock, with an exercise price of $25.11 per share. Both the Series A Warrants and Series B Warrants are exercisable beginning September 16, 2016 and expire March 16, 2023. The future exercise of the Series A Warrants and Series B Warrants by the holders of those securities may cause a reduction in the relative voting power and percentage ownership interests of our other common stockholders, and may place downward pressure on the trading price of our common stock.

Changes in future business conditions could cause recorded goodwill and property, plant and equipment assets to become further impaired, and our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives, intangible assets with definite lives, or property, plant and equipment assets.

During 2015, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to 2014, and global oil and natural gas commodity prices remained depressed in the first quarter of 2016. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on the demand for our services and our market capitalization. Should energy industry conditions further deteriorate, there is a possibility that goodwill, intangible assets and property, plant and equipment may be impaired in a future period. Any additional impairment charges that we may take in the future could be material to our financial results. We cannot accurately predict the amount and timing of any impairment of goodwill, intangible assets or property, plant and equipment. For a further discussion of our impairments, see Note 4 – Business Acquisitions of the “Consolidated Financial Statements” included in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

In the first quarter of 2016, TRC sold to investors in a private placement 965,100 shares of Series A preferred stock with detachable Series A Warrants exercisable into a maximum of 13,550,004 shares of common stock and Series B Warrants exercisable into a maximum of 6,533,727 shares of common stock for an aggregate purchase price of $994.1 million in cash. The closing of the Private Placement occurred on March 16, 2016. The Private Placement was previously reported on Form 8-K/A by the Company on March 17, 2016.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet to be purchased under the plan
January 1, 2016 - January 31, 2016	6,941	$17.14	-	-
February 1, 2016 - February 29, 2016	2,651	23.03	-	-

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

All outstanding treasury units held by the Partnership were cancelled as a result of the TRC/TRP Merger. The cancellation resulted in a decrease of $10.3 million to TRP’s common units simultaneously with the TRC/TRP Merger (see Note 2 – Basis of Presentation).

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

3.2

Certificate of Designations of Series A Preferred Stock of Targa Resources Corp., filed with the Secretary of State of the State of Delaware on March 16, 2016 (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K/A filed March 17, 2016 (File No. 001-34991)).

3.3	Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.2 to Targa Resources Corp.’s Current Report on Form 8-K filed December 16, 2010 (File No. 001-34991)).

3.4

First Amendment to the Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K filed January 15, 2016 (File No. 001-34991)).

3.5

Certificate of Limited Partnership of Targa Resources Partners LP (incorporated by reference to Exhibit 3.2 to Targa Resources Partners LP’s Registration Statement on Form S-1 filed November 16, 2006 (File No. 333-138747)).

3.6

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

4.2

Registration Rights Agreement, dated March 16, 2016, by and among Targa Resources Corp. and the purchasers named on Schedule A thereto (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K/A filed March 17, 2016 (File No. 001-34991)).

4.3

Registration Rights Agreement, dated March 16, 2016, by and among Targa Resources Corp. and the purchasers named on Schedule A thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K/A filed March 17, 2016 (File No. 001-34991)).

4.4

Board Representation and Observation Rights Agreement, dated as of March 16, 2016, by and between Targa Resources Corp. and Stonepeak Target Holdings LP (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K/A filed March 17, 2016 (File No. 001-34991)).

4.5

Warrant Agreement, dated as of March 16, 2016, by and among Targa Resources Corp., Computershare Inc. and Computershare Trust Company, N.A (incorporated by reference to Exhibit 4.4 to Targa Resources Corp.’s Current Report on Form 8-K/A filed March 17, 2016 (File No. 001-34991)).

10.1+*	Targa Resources Corp. Equity Compensation Plan (f/k/a Targa Resources Partners Long-Term Incentive Plan), as amended and restated effective February 17, 2016.

10.2+*	Targa Resources Corp. Long-Term Incentive Plan (f/k/a Targa Resources Investments Inc. Long-Term Incentive Plan), as amended and restated effective February 17, 2016.

10.3+*	Form of Restricted Stock Agreement under Targa Resources Corp. 2010 Stock Incentive Plan.

10.4+*	Form of Performance Share Grant Agreement, as amended and restated effective February 17, 2016, under Targa Resources Corp. Equity Compensation Plan.

10.5+*	Form of Performance Share Grant Agreement, as amended and restated effective February 17, 2016, under Targa Resources Corp. Long-Term Incentive Plan.

10.6+

Indemnification Agreement by and between Targa Resources Corp. and Robert B. Evans, dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 7, 2016 (File No. 001-34991)).

Exhibit
Number	Description

10.7*	Series A Preferred Stock Purchase Agreement, dated February 18, 2016, by and among Targa Resources Corp. and Stonepeak Target Holdings LP.

10.8*	Amendment No. 1 to the Series A Preferred Stock Purchase Agreement dated February 18, 2016, dated March 3, 2016, by and among Targa Resources Corp. and Stonepeak Target Holdings LP.

10.9*	Amendment No. 2 to the Series A Preferred Stock Purchase Agreement dated February 18, 2016, dated March 15, 2016, by and among Targa Resources Corp. and Stonepeak Target Holdings LP.

10.10*	Series A Preferred Stock Purchase Agreement, dated March 11, 2016, by and among Targa Resources Corp. and the purchasers party thereto.

10.11*	Amendment No. 1 to the Series A Preferred Stock Purchase Agreement dated March 11, 2016, dated March 15, 2016, by and among Targa Resources Corp. and Stonepeak Target Upper Holdings LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 10, 2016	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)