Form 10-Q
period 2017-03-31
Targa Resources Corp.
filed 2017-05-04
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 1, 2017, there were 198,105,583 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the following risks and uncertainties:

•	the timing and extent of changes in natural gas, natural gas liquids, crude oil and other commodity prices, interest rates and demand for our services;
•

the level and success of crude oil and natural gas drilling around our assets, our success in connecting natural gas supplies to our gathering and processing systems, oil supplies to our gathering systems and natural gas liquid supplies to our logistics and marketing facilities and our success in connecting our facilities to transportation services and markets;

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
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Part II- Other Information, Item 1A. Risk Factors.” in this Quarterly Report and in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
GPM	Liquid volume equivalent expressed as gallons per 1000 cu. ft. of natural gas
LACT	Lease Automatic Custody Transfer
LIBOR	London Interbank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange

Price Index Definitions

C2-OPIS-MB	Ethane, Oil Price Information Service, Mont Belvieu, Texas
C3-OPIS-MB	Propane, Oil Price Information Service, Mont Belvieu, Texas
C5-OPIS-MB	Natural Gasoline, Oil Price Information Service, Mont Belvieu, Texas
EP-PERMIAN	Inside FERC Gas Market Report, El Paso (Permian Basin)
IC4-OPIS-MB	Iso-Butane, Oil Price Information Service, Mont Belvieu, Texas
IF-PB	Inside FERC Gas Market Report, Permian Basin
IF-PEPL	Inside FERC Gas Market Report, Oklahoma Panhandle, Texas-Oklahoma Midpoint
IF-WAHA	Inside FERC Gas Market Report, West Texas WAHA
NC4-OPIS-MB	Normal Butane, Oil Price Information Service, Mont Belvieu, Texas
NG-NYMEX	NYMEX, Natural Gas
WTI-NYMEX	NYMEX, West Texas Intermediate Crude Oil

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$80.0	$73.5
Trade receivables, net of allowances of $0.1 and $0.9 million at March 31, 2017 and December 31, 2016	537.7	674.6
Inventories	75.5	137.7
Assets from risk management activities	23.9	16.8
Income tax receivable	70.6	67.8
Other current assets	24.4	36.4
Total current assets	812.1	1,006.8
Property, plant and equipment	12,957.0	12,518.7
Accumulated depreciation	(2,993.6)	(2,827.7)
Property, plant and equipment, net	9,963.4	9,691.0
Intangible assets, net	2,238.8	1,654.0
Goodwill, net	369.0	210.0
Long-term assets from risk management activities	21.6	5.1
Investments in unconsolidated affiliates	227.0	240.8
Other long-term assets	21.9	63.5
Total assets	$13,653.8	$12,871.2

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$867.2	$843.5
Liabilities from risk management activities	22.2	49.1
Current maturities of debt	534.9	275.0
Total current liabilities	1,424.3	1,167.6
Long-term debt	4,213.3	4,606.0
Long-term liabilities from risk management activities	7.9	26.1
Deferred income taxes, net	951.6	941.2
Other long-term liabilities	688.9	215.1

Contingencies (see Note 18)

Series A Preferred 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, issued and outstanding 965,100 shares), net of discount (see Note 12)	196.9	190.8

Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized)	0.2	0.2
Issued Outstanding
March 31, 2017 197,162,557 196,639,858
December 31, 2016 185,234,405 184,720,525
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	5,986.0	5,506.2
Receivables from common stock issuances	(19.6)	—
Retained earnings (deficit)	(250.5)	(187.3)
Accumulated other comprehensive income (loss)	6.5	(38.3)
Treasury stock, at cost (522,699 shares as of March 31, 2017 and 513,880 as of December 31, 2016)	(32.7)	(32.2)
Total Targa Resources Corp. stockholders' equity	5,689.9	5,248.6
Noncontrolling interests in subsidiaries	481.0	475.8
Total owners' equity	6,170.9	5,724.4
Total liabilities, Series A Preferred Stock and owners' equity	$13,653.8	$12,871.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In millions, except per share amounts)
Revenues
Sales of commodities	$1,858.1	$1,171.0
Fees from midstream services	254.5	271.4
Total revenues	2,112.6	1,442.4
Costs and expenses:
Product purchases	1,654.2	1,011.0
Operating expenses	151.9	132.1
Depreciation and amortization expense	191.1	193.5
General and administrative expense	48.7	45.3
Goodwill impairment	—	24.0
Other operating (income) expense	16.2	1.0
Income from operations	50.5	35.5
Other income (expense):
Interest expense, net	(63.0)	(52.9)
Equity earnings (loss)	(12.6)	(4.8)
Gain (loss) from financing activities	(5.8)	24.7
Other	(8.5)	(0.1)
Income (loss) before income taxes	(39.4)	2.4
Income tax (expense) benefit	(71.1)	(3.1)
Net income (loss)	(110.5)	(0.7)
Less: Net income attributable to noncontrolling interests	8.8	2.0
Net income (loss) attributable to Targa Resources Corp.	(119.3)	(2.7)
Dividends on Series A preferred stock	22.9	3.8
Deemed dividends on Series A preferred stock	6.1	—
Net income (loss) attributable to common shareholders	$(148.3)	$(6.5)

Net income (loss) per common share - basic	$(0.77)	$(0.06)
Net income (loss) per common share - diluted	$(0.77)	$(0.06)
Weighted average shares outstanding - basic	191.8	106.6
Weighted average shares outstanding - diluted	191.8	106.6
Dividends per common share declared for the period	0.91	0.91

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017			2016
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss) attributable to Targa Resources Corp.			$(119.3)			$(2.7)
Other comprehensive income (loss) attributable to Targa Resources Corp.
Commodity hedging contracts:
Change in fair value	$66.2	$(25.2)	41.0	$(17.1)	$6.6	(10.5)
Settlements reclassified to revenues	6.1	(2.3)	3.8	(13.0)	5.1	(7.9)
Other comprehensive income (loss) attributable to Targa Resources Corp.	72.3	(27.5)	44.8	(30.1)	11.7	(18.4)
Comprehensive income (loss) attributable to Targa Resources Corp.			$(74.5)			$(21.1)

Net income (loss) attributable to noncontrolling interests			$8.8			$2.0
Other comprehensive income (loss) attributable to noncontrolling interests
Commodity hedging contracts:
Change in fair value	—	—	—	23.8	—	23.8
Settlements reclassified to revenues	—	—	—	(11.2)	—	(11.2)
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	12.6	—	12.6
Comprehensive income (loss) attributable to noncontrolling interests			$8.8			$14.6

Total
Net income (loss)			$(110.5)			$(0.7)
Other comprehensive income (loss)
Commodity hedging contracts:
Change in fair value	66.2	(25.2)	41.0	6.7	6.6	13.3
Settlements reclassified to revenues	6.1	(2.3)	3.8	(24.2)	5.1	(19.1)
Other comprehensive income (loss)	$72.3	$(27.5)	44.8	$(17.5)	$11.7	(5.8)

Total comprehensive income (loss)			$(65.7)			$(6.5)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2016	184,721	$0.2	$5,506.2	$(187.3)	$(38.3)	514	$(32.2)	$475.8	$5,724.4	$190.8
Impact of accounting standard adoption (see Note 3)		—	—	56.1	—	—	—	—	56.1	—
Compensation on equity grants	—	—	10.8	—	—	—	—	—	10.8	—
Distribution equivalent rights	—	—	(2.2)	—	—	—	—	—	(2.2)	—
Shares issued under compensation program	42	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(9)	—	—	—	—	9	(0.5)	—	(0.5)	—
Issuance of common stock	11,886	—	676.8	—	—	—	—	—	676.8	—
Receivables from common stock offerings	—	—	(19.6)	—	—	—	—	—	(19.6)	—
Series A Preferred Stock dividends
Dividends	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(6.1)	—	—	—	—	—	(6.1)	6.1
Common stock dividends
Dividends declared	—	—	—	(176.6)	—	—	—	—	(176.6)	—
Dividends in excess of retained earnings	—	—	(176.6)	176.6	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12.5)	(12.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8.9	8.9	—
Other comprehensive income (loss)	—	—	—	—	44.8	—	—	—	44.8	—
Net income (loss)	—	—	—	(119.3)	—	—	—	8.8	(110.5)	—
Balance, March 31, 2017	196,640	$0.2	$5,966.4	$(250.5)	$6.5	523	$(32.7)	$481.0	$6,170.9	$196.9

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2015	56,020	$0.1	$1,457.4	$26.9	$5.7	426	$(28.7)	$4,788.8	$6,250.2	$—
Compensation on equity grants	—	—	5.8	—	—	—	—	2.2	8.0	—
Distribution equivalent rights	—	—	(3.5)	—	—	—	—	(0.2)	(3.7)	—
Shares issued under compensation program	44	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(9)	—	—	—	—	9	(0.2)	(0.1)	(0.3)	—
Issuance of Series A Preferred and detachable warrants	—	—	796.8	—	—	—	—	—	796.8	173.6
Preferred stock dividends	—	—	—	(3.8)	—	—	—	—	(3.8)	—
Common stock dividends	—	—	—	(51.1)	—	—	—	—	(51.1)	—
Common stock dividends in excess of retained earnings	—	—	(28.0)	28.0	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(143.8)	(143.8)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6.0	6.0	—
Acquisition of TRP noncontrolling common interests, net of acquisition costs	104,526	0.1	3,093.0	—	55.7	—	—	(4,119.9)	(971.1)	—
Other comprehensive income (loss)	—	—	—	—	(18.4)	—	—	12.6	(5.8)	—
Net income	—	—	—	(2.7)	—	—	—	2.0	(0.7)	—
Balance, March 31, 2016	160,581	$0.2	$5,321.5	$(2.7)	$43.0	435	$(28.9)	$547.6	$5,880.7	$173.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(110.5)	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	3.1	4.2
Compensation on equity grants	10.8	8.0
Depreciation and amortization expense	191.1	193.5
Goodwill impairment	—	24.0
Accretion of asset retirement obligations	1.3	1.2
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	2.5	(18.5)
Deferred income tax expense (benefit)	73.4	3.1
Equity (earnings) loss of unconsolidated affiliates	12.6	4.8
Distributions of earnings received from unconsolidated affiliates	2.7	—
Risk management activities	8.5	4.4
(Gain) loss on sale or disposition of assets	16.1	0.9
(Gain) loss from financing activities	5.8	(24.7)
Change in contingent considerations	3.3	—
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	241.2	94.7
Inventories	53.7	62.3
Accounts payable and other liabilities	(196.9)	(115.9)
Net cash provided by operating activities	318.7	241.3
Cash flows from investing activities
Outlays for property, plant and equipment	(144.2)	(190.1)
Outlays for business acquisition, net of cash acquired	(480.8)	—
Investments in unconsolidated affiliates	(0.5)	—
Return of capital from unconsolidated affiliates	—	3.4
Other, net	—	(1.3)
Net cash used in investing activities	(625.5)	(188.0)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	995.0	532.0
Repayments of credit facilities	(985.0)	(977.0)
Proceeds from borrowings under accounts receivable securitization facility	75.0	5.7
Repayments of accounts receivable securitization facility	(65.0)	(75.0)
Redemption of senior notes and term loan	(160.0)	(330.6)
Proceeds from issuance of common stock	664.8	—
Proceeds from issuance of preferred stock and warrants	—	994.1
Costs incurred in connection with financing arrangements	(7.7)	(38.5)
Repurchase of shares and units under compensation plans	(0.5)	(0.2)
Contributions from noncontrolling interests	8.9	6.0
Distributions to noncontrolling interests	(9.7)	(2.1)
Distributions to Partnership unitholders	(2.8)	(141.7)
Dividends paid to common and preferred shareholders	(199.7)	(51.4)
Payments of distribution equivalent rights	—	(0.3)
Net cash provided by (used in) financing activities	313.3	(79.0)
Net change in cash and cash equivalents	6.5	(25.7)
Cash and cash equivalents, beginning of period	73.5	140.2
Cash and cash equivalents, end of period	$80.0	$114.5

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

See Note 21 – Segment Information for certain financial information regarding our business segments.

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

The unaudited consolidated financial statements for the three months ended March 31, 2017 and 2016 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

One of our indirect subsidiaries is the sole general partner of Targa Resources Partners LP (“the Partnership” or “TRP”). Prior to February 17, 2016, our interests in the Partnership consisted of the following:

•	a 2% general partner interest, which we hold through our 100% ownership interest in the general partner of the Partnership;
•	all Incentive Distribution Rights (“IDRs”);
•	16,309,594 common units representing limited partner interests in the Partnership (“common units”), representing an 8.8% limited partnership interest; and
•	a Special GP Interest representing retained tax benefits related to the contribution to the Partnership from us of the APL general partner interest acquired in the ATLS merger.

On February 17, 2016, we completed the transactions contemplated by the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement”, and such transactions, the “TRC/TRP Merger” or “Buy-in Transaction”), dated November 2, 2015, by and among us, the general partner of TRP, TRC and Spartan Merger Sub LLC, a subsidiary of us (“Merger Sub”) and we acquired indirectly all of the outstanding TRP common units that we and our subsidiaries did not already own. Upon the terms and conditions set forth in the TRC/TRP Merger Agreement, Merger Sub merged with and into TRP, with TRP continuing as the surviving entity and as a subsidiary of TRC.

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

On October 19, 2016, TRP executed the Third Amended and Restated Partnership Agreement of Limited Partnership of Targa Resources Partners LP (the “Third A&R Partnership Agreement”), effective as of December 1, 2016. The Third A&R Partnership Agreement (i) eliminated the IDRs held by the General Partner, and related distribution and allocation provisions, (ii) eliminated the Special GP Interest held by the General Partner, (iii) provided the ability to declare monthly distributions in addition to quarterly distributions, (iv) modified certain provisions relating to distributions from available cash, (v) eliminated the Class B Unit provisions and (vi) made changes to reflect the passage of time and removed provisions that were no longer applicable. In connection with the Third A&R Partnership Agreement, on December 1, 2016, TRP issued to the General Partner (i) 20,380,286 Common Units and 424,590 General Partner Units in exchange for the elimination of the IDRs and (ii) 11,267,485 Common Units and 234,739 General Partner Units in exchange for the elimination of the Special GP Interest.

Note 3 — Significant Accounting Policies

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our policies during the three months ended March 31, 2017, except as noted below.

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

We expect to adopt this new revenue recognition standard on January 1, 2018, presenting a cumulative effect adjustment in the period the standard is adopted. We also anticipate electing the practical expedient to apply the guidance retrospectively to only those contracts that are not completed contracts at the date of initial application. We have disaggregated contracts within our two segments and are in the process of reviewing contracts and transaction types with counterparties in order to evaluate how the new standard would impact our current revenue recognition and disclosure policies upon adoption. In addition, we are also evaluating whether certain contracts within our gathering and processing segment create relationships with counterparties akin to suppliers or involve significant sharing of risks that would exclude such contracts from the scope of Topic 606.

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

Recognition of Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this update are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party or otherwise recovered, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

We early adopted the applicable amendments in first quarter of 2017 on a modified retrospective basis which resulted in a cumulative effect adjustment on retained earnings as of January 1, 2017 of $56.1 million in order to recognize unamortized tax expense previously deferred of $40.1 million and deferred tax assets previously unrecognized of $96.2 million. We did not have intra-entity transfers of assets other than inventory during the current period.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing an initial required screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, then the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early application permitted for transactions that have not been previously reported. We are currently evaluating the effects of such amendments.

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

Other Income

In February 2017, FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets.

Specifically, the amendments clarify that the guidance applies to all nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies and defines "in substance financial asset" as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The amendment also impacts the accounting for partial sales of nonfinancial assets, whereby an entity that transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, will measure the retained interest at fair value resulting in the full gain/loss recognition upon sale. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect of the amendment on our consolidated financial statements.

Note 4 – Business Acquisitions and Divestitures

2017 Acquisition

Permian Acquisition

On March 1, 2017, Targa completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and will pay $90.0 million within 90 days of closing (collectively, the “initial purchase price”). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware’s gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties in Texas. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Delaware system. Since March 1, 2017, financial and statistical data of New Delaware have been included in Sand Hills operations.

New Midland’s gas gathering and processing and crude gathering assets are located in Howard, Martin and Borden counties in Texas. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. The New Midland assets include 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Midland system. Since March 1, 2017, financial and statistical data of New Midland have been included in SAOU operations.

New Delaware’s gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017 and we expect that New Midland’s gas gathering and processing assets will be connected to our existing WestTX system during 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and will afford enhanced flexibility in serving our producer customers.

On January 26, 2017, we completed a public offering of 9,200,000 shares of our common stock (including the shares sold pursuant to the underwriters’ overallotment option) at a price to the public of $57.65, providing net proceeds of $524.2 million.  We used the net proceeds from this public offering to fund the cash portion of the Permian Acquisition purchase price due upon closing and for general corporate purposes.

The acquired businesses contributed revenues of $8.1 million and a net loss of $1.6 million to us for the period from March 1, 2017 to March 31, 2017, and are reported in our Gathering and Processing segment. As of March 31, 2017, we had incurred $5.1 million of acquisition-related costs. These expenses are included in Other expense in our Consolidated Statements of Operations for the three months ended March 31, 2017.

Pro Forma Impact of Permian Acquisition on Consolidated Statement of Operations

The following summarized unaudited pro forma Consolidated Statement of Operations information for the three months ended March 31, 2017 and March 31, 2016 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

	March 31, 2017	March 31, 2016
	Pro Forma	Pro Forma
Revenues	$2,126.7	$1,445.0
Net income (loss)	(111.4)	(12.5)

The pro forma consolidated results of operations amounts have been calculated after applying our accounting policies, and making the following adjustments to the unaudited results of the acquired businesses for the periods indicated:

•

Reflect the amortization expense resulting from the preliminary estimate of the fair value of intangible assets recognized as part of the Permian Acquisition. For the purposes of preparing the pro forma adjustments we have assumed a 15-year life using the straight-line method. The amortization method and lives for the Permian Acquisition intangibles will be reviewed and possibly revised as we finalize the valuations.

•

Reflect the change in depreciation expense resulting from the difference between the historical balances of the Permian Acquisition’s property, plant and equipment, net, and the preliminary estimate of the fair value of property, plant and equipment acquired.

•

Exclude $5.1 million of acquisition-related costs incurred as of March 31, 2017 from pro forma net income for the three months ended March 31, 2017. Pro forma net income for the three months ended March 31, 2016 was adjusted to include those charges.

•	Reflect the income tax effects of the above pro forma adjustments.

The following table summarizes the consideration transferred to acquire New Delaware and New Midland:

Fair Value of Consideration Transferred:
Cash paid, net of cash acquired (1)	$480.8
Purchase consideration payable (2)	90.0
Contingent consideration	461.6
Total	$1,032.4

(1)	Net of cash acquired of $3.3 million.
(2)	The payable will be settled in cash within 90 days from March 1, 2017.

We accounted for the Permian Acquisition as an acquisition of a business under purchase accounting rules. The assets acquired and liabilities assumed related to the Permian Acquisition were recorded at their fair values as of the closing date of March 1, 2017. The fair values below are preliminary and subject to revisions pending the completion of the valuation and other post-closing adjustments. These and other estimates are subject to change as additional information becomes available and is assessed by us, and agreement is reached on the respective final settlement statements. The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date is shown below:

Fair value determination:	March 1, 2017
Trade and other current receivables, net	$6.5
Other current assets	0.6
Property, plant and equipment	255.4
Intangible assets	625.6
Current liabilities	(14.3)
Other long-term liabilities	(0.4)
Total identifiable net assets	873.4
Goodwill	159.0
Total fair value of consideration transferred	$1,032.4

Under the acquisition method of accounting, the assets acquired and liabilities assumed are recognized at their estimated fair values, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Such excess of purchase price over the fair value of net assets acquired was approximately $159.0 million, which was recorded as goodwill. As of March 31, 2017, this determination is based on our preliminary valuation and is subject to revisions pending the completion of the valuation and other adjustments. As a result, goodwill is also preliminary. The preliminary goodwill is attributable to expected operational and capital synergies. The goodwill is expected to be amortizable for tax purposes. The attribution of the goodwill to reporting units for the purpose of required future impairment assessments will be completed in conjunction with our finalization of the fair value determination.

The preliminary fair value of assets acquired included trade receivables of $6.5 million, all of which was expected to be collectible.

The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions including projections of future production volumes and cash flows, benchmark analysis of comparable public companies, expectations regarding customer contracts and relationships, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 17 – Fair Value Measurements. These inputs require significant judgments and estimates at the time of valuation.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its preliminary fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that may occur in 2018 and 2019. The preliminary acquisition date fair value of the potential earn-out payments of $461.6 million was recorded within other long-term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of this liability, excluding any measurement period adjustments of the acquisition date fair value, are included in earnings. During the three months ended March 31, 2017, we recognized $3.2 million as Other expense related to the change in fair value of the contingent consideration. See Note 17 – Fair Value Measurements for additional discussion of the fair value methodology.

2017 Divestiture

Sale of Venice Gathering System, L.L.C.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), we have operated the Venice gas plant and the Venice gathering system. On April 4, 2017, VESCO entered into a purchase and sale agreement with Rosefield Pipeline Company, LLC, an affiliate of Arena Energy, LP, to sell its 100% ownership interests in Venice Gathering System, L.L.C. (“VGS”), a Delaware limited liability company engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), for approximately $0.4 million in cash. Additionally, the VGS asset retirement obligations (“ARO”) were assumed by the buyer. VGS owns and operates a natural gas gathering system in the Gulf of Mexico. Historically, VGS has been reported in our Gathering and Processing segment. After the sale of VGS, we continue to operate the Venice gas plant through our ownership in VESCO. Targa Midstream Services LLC will continue to operate the Venice gathering system for up to four months after closing pursuant to a Transition Services Agreement with VGS.

The sale of VGS closed on April 4, 2017, and as a result, we recognized a loss of $16.1 million in our Consolidated Statements of Operations as part of Other operating (income) expense to impair our basis in the VGS assets to its fair value.

Note 5 — Inventories

	March 31, 2017	December 31, 2016
Commodities	$65.1	$126.9
Materials and supplies	10.4	10.8
	$75.5	$137.7

Note 6 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment

	March 31, 2017	December 31, 2016	Estimated Useful Lives (In Years)
Gathering systems	$6,777.7	$6,626.8	5 to 20
Processing and fractionation facilities	3,506.9	3,390.2	5 to 25
Terminaling and storage facilities	1,231.7	1,205.0	5 to 25
Transportation assets	427.9	451.4	10 to 25
Other property, plant and equipment	280.6	274.2	3 to 25
Land	121.6	121.3	—
Construction in progress	610.6	449.8	—
Property, plant and equipment	12,957.0	12,518.7
Accumulated depreciation	(2,993.6)	(2,827.7)
Property, plant and equipment, net	$9,963.4	$9,691.0

Intangible assets	$2,662.2	$2,036.6	15 to 20
Accumulated amortization	(423.4)	(382.6)
Intangible assets, net	$2,238.8	$1,654.0

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in the Permian Acquisition in 2017, the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”) and our Badlands acquisition in 2012. The fair values of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Key valuation assumptions include probability of contracts under negotiation, renewals of existing contracts, economic incentives to retain customers, past and future volumes, current and future capacity of the gathering system, pricing volatility and the discount rate.

The intangible assets acquired in the Permian Acquisition were recorded at a preliminary fair value of $625.6 million pending completion of final valuations. For the purposes of preparing the accompanying financial statements (which include one month of amortization of these intangible assets), we are amortizing these intangible assets over a 15-year life using the straight-line method. The amortization method and lives for the Permian Acquisition intangibles will be reviewed and possibly revised as we finalize the valuations over the upcoming months.

The intangible assets acquired in the Atlas mergers are being amortized over a 20-year life using the straight-line method, as a reliably determinable pattern of amortization could not be identified. Amortization expense attributable to our intangible assets related to the Badlands acquisition is recorded using a method that closely reflects the cash flow pattern underlying their intangible asset valuation over a 20-year life.

The estimated annual amortization expense for intangible assets, including the provisional Permian valuations and straight-line treatment is approximately $184.2 million, $177.4 million, $166.4 million, $154.2 million and $144.3 million for each of the years 2017 through 2021.

The changes in our intangible assets are as follows:

Balance at December 31, 2016	$1,654.0
Additions from Permian Acquisition	625.6
Amortization	(40.8)
Balance at March 31, 2017	$2,238.8

Note 7 – Goodwill

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. During the first quarter of 2016, we finalized our 2015 impairment assessment and recorded additional impairment expense of $24.0 million on our Consolidated Statement of Operations. The impairment of goodwill was primarily due to the effects of lower commodity prices, and a higher cost of capital for companies in our industry compared to conditions in February 2015 when we acquired Atlas.

Changes in the net book value of our goodwill are as follows:

	WestTX	SouthTX	Permian	Total
Balance at December 31, 2016, net	$174.7	$35.3	$—	$210.0
Permian Acquisition, March 1, 2017 (preliminary valuation)	—	—	159.0	159.0
Balance at March 31, 2017, net	$174.7	$35.3	$159.0	$369.0

Note 8 – Investments in Unconsolidated Affiliates

Our unconsolidated investments consist of a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”) and three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle, a gas gathering company; a 50% interest in T2 Eagle Ford, a gas gathering company; and a 50% interest in T2 EF Cogen (“Cogen”), which owns a cogeneration facility, (together the “T2 Joint Ventures”). The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners. The T2 LaSalle and T2 Eagle Ford gathering companies have capacity lease agreements with the joint interest owners, which cover their costs of operations (excluding depreciation and amortization). The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting. Our maximum exposure to loss as a result of our involvement with the T2 Joint Ventures includes our equity investment, any additional capital contribution commitments and our share of any operating expenses incurred by the T2 Joint Ventures.

The following table shows the activity related to our investments in unconsolidated affiliates:

	GCF	T2 LaSalle	T2 Eagle Ford	T2 EF Cogen	Total
Balance at December 31, 2016	$46.1	$58.6	$118.6	$17.5	$240.8
Equity earnings (loss)	3.7	(1.1)	(2.7)	(12.5)	(12.6)
Cash distributions (1)	(2.7)	—	—	—	(2.7)
Contributions for expansion projects (2)	—	0.3	1.1	0.1	1.5
Balance at March 31, 2017	$47.1	$57.8	$117.0	$5.1	$227.0

(1)

During the three months ended March 31, 2017, there were no distributions received in excess of our share of cumulative earnings. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur.

(2)	Includes a $1.0 million contribution of property, plant and equipment to T2 Eagle Ford.

Our equity loss for the three months ended March 31, 2017 includes the effect of an impairment in the carrying value of our investment in T2 EF Cogen. As a result of the decrease in current and expected future utilization of the underlying cogeneration assets, we have determined that factors indicate that a decrease in the value of our investment has occurred that is other than temporary. As a result of this evaluation, we have recorded an impairment loss of approximately $12.0 million, which represents our proportionate share (50%) of an impairment charge recorded by the joint venture, as well as the impairment of the unamortized excess fair value resulting from the Atlas mergers.

The carrying values of the T2 gathering joint ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of March 31, 2017, $30.1 million of unamortized excess fair value over the T2 Joint Ventures capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20 year useful lives of the underlying assets.

Note 9 — Accounts Payable and Accrued Liabilities

	March 31, 2017	December 31, 2016
Commodities	$512.1	$574.4
Other goods and services	122.2	117.0
Purchase consideration payable	90.0	-
Interest	52.7	52.3
Compensation and benefits	20.2	37.2
Income and other taxes	22.6	24.2
Preferred Series A dividends payable	22.9	22.9
Other	24.5	15.5
	$867.2	$843.5

Accounts payable and accrued liabilities includes $27.4 million and $30.5 million of liabilities to creditors to whom we have issued checks that remain outstanding as of March 31, 2017 and December 31, 2016.

Note 10 — Debt Obligations

	March 31, 2017	December 31, 2016
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due December 2017	$285.0	$275.0
Senior unsecured notes, 5% fixed rate, due January 2018	250.5	—
	535.5	275.0
Debt issuance costs, net of amortization	(0.6)	—
Current maturities of debt	534.9	275.0
Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due February 2020 (2)	435.0	275.0
TRC Senior secured term loan, variable rate, due February 2022	—	160.0
Unamortized discount	—	(2.2)
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due October 2020 (3)	—	150.0
Senior unsecured notes:
5% fixed rate, due January 2018	—	250.5
4⅛% fixed rate, due November 2019	749.4	749.4
6⅜% fixed rate, due August 2022	278.7	278.7
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅜% fixed rate, due February 2027	500.0	500.0
TPL notes, 4¾% fixed rate, due November 2021 (4)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (4)	48.1	48.1
Unamortized premium	0.5	0.5
	4,241.8	4,640.1
Debt issuance costs, net of amortization	(28.5)	(34.1)
Long-term debt	4,213.3	4,606.0
Total debt obligations	$4,748.2	$4,881.0
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (2)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	15.8	13.2
	$15.8	$13.2

(1)

While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership or Targa Pipeline Partners, L.P. (“TPL”).

(2)	As of March 31, 2017, availability under TRC’s $670.0 million senior secured revolving credit facility (“TRC Revolver”) was $235.0 million.
(3)	As of March 31, 2017, availability under the Partnership’s $1.6 billion senior secured revolving credit facility (“TRP Revolver”) was $1,584.2 million.
(4)	TPL notes are not guaranteed by us or the Partnership.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the three months ended March 31, 2017:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC Revolver	2.5% - 4.5%	2.6%
TRC Senior secured term loan (1)	5.75%	5.75%
TRP Revolver	3.0% - 5.3%	3.2%
Partnership's accounts receivable securitization facility	1.8%	1.8%

(1)	The TRC Senior secured term loan is a Eurodollar rate loan with an interest rate of LIBOR (with a LIBOR floor of 1%) plus an applicable rate of 4.75%.

Compliance with Debt Covenants

As of March 31, 2017, we were in compliance with the covenants contained in our various debt agreements.

Securitization Facility

On February 23, 2017, we amended the Partnership’s accounts receivable securitization facility (“Securitization Facility”) to increase the facility size from $275.0 million to $350.0 million.  As of March 31, 2017, there was $285.0 million outstanding under the Securitization Facility.

TRC Revolver

On March 14, 2017, the $160.0 million outstanding balance on the TRC Senior secured term loan was repaid using borrowings under the TRC Revolver.

Note 11 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	March 31, 2017	December 31, 2016
Asset retirement obligations	$68.0	$64.6
Mandatorily redeemable preferred interests	71.9	68.5
Deferred revenue	69.0	69.8
Permian Acquisition contingent consideration	464.8	—
Other liabilities	15.2	12.2
Total long-term liabilities	$688.9	$215.1

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities. The changes in our ARO are as follows:

Balance at December 31, 2016	$64.6
Additions (1)	0.4
Change in cash flow estimate	1.7
Accretion expense	1.3
Balance at March 31, 2017	$68.0

___________________________________________________________________________________________________________________

(1)	Amount reflects AROs assumed from the Permian Acquisition

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of March 31, 2017.

The following table shows the changes attributable to mandatorily redeemable preferred interests:

Balance at December 31, 2016	$68.5
Income attributable to mandatorily redeemable preferred interests	0.9
Change in estimated redemption value included in interest expense	2.5
Balance at March 31, 2017	$71.9

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (“Splitter Agreement”) under which we will build and operate a 35,000 barrel per day crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (“Channelview Splitter”) and provide approximately 730,000 barrels of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 barrels per day of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel, and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be completed by the first half of 2018, and has an estimated total cost of approximately $140.0 million. The first annual advance payment due under the Splitter Agreement was received in October 2016 and has been recorded as deferred revenue, as the Splitter Agreement requires future performance by Targa. Subsequent annual payments of $43.0 million (subject to an annual inflation factor) will be received through 2022. The deferred revenue will be recognized over the contractual period that future performance will be provided, currently anticipated to commence with start-up in 2018 and continuing through 2025.

Deferred revenue also includes consideration received in a 2015 amendment (the “gas contract amendment”) to a gas gathering and processing agreement. We measured the estimated fair value of the assets transferred to us using significant other observable inputs representative of a Level 2 fair value measurement.  Because the gas contract amendment will require future performance by Targa, we have recorded the consideration received as deferred revenue. The deferred revenue related to this amendment is being recognized on a straight-line basis through the end of the agreement’s term in 2030.

Deferred revenue also includes consideration received for other construction activities of facilities connected to our systems. The deferred revenue related to these other construction activities will be recognized over the periods that future performance will be provided, which extend through 2023.

The following table shows the components of deferred revenue:

	March 31, 2017	December 31, 2016
Splitter agreement	$43.0	$43.0
Gas contract amendment	19.3	19.7
Other deferred revenue	6.7	7.1
Total deferred revenue	$69.0	$69.8

The following table shows the changes in deferred revenue:

Balance at December 31, 2016	$69.8
Additions	-
Revenue recognized	(0.8)
Balance at March 31, 2017	$69.0

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its preliminary fair value. We agreed to pay up to an additional $935.0 million in potential earn-out payments that may occur in 2018 and 2019. The first potential earn-out payment would occur in May 2018. The preliminary acquisition date fair value of the potential earn-out payments of $461.6 million was recorded within other long-term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of this liability, excluding any measurement period adjustments of the acquisition date fair value, are included in earnings. For the one month ended March 31, 2017, we had an increase in the fair value of this liability of $3.2 million, bringing the Permian Acquisition contingent consideration to $464.8 million as of March 31, 2017. See Note 17 – Fair Value Measurements for additional discussion of the fair value methodology.

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

The Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter. The Series A Preferred ranks senior to the common outstanding stock with respect to the payment of dividends and distributions in liquidation. The Company may elect to pay dividends for any quarter with a paid-in-kind election (“PIK”) through December 31, 2017. Under the PIK election, unpaid dividends would be added to the liquidation preference and a commensurate amount of Series A and Series B Warrants would be issued. We have not made an election to PIK through March 31, 2017.  The Series A Preferred has no mandatory redemption date, but is redeemable at our election in year six for a 10% premium to the liquidation preference and for a 5% premium to the liquidation preference thereafter. If the Series A Preferred is not redeemed by the end of year twelve, the investors have the right to convert the Series A Preferred into TRC common stock at an exercise price of $20.77, which represented a 10% premium over the ten day volume weighted average price (“VWAP”) prior to the February 18, 2016 signing date ($18.88) of the Purchase Agreement underlying the first tranche. If the investors do not elect to convert their Series A Preferred into TRC common stock, Targa has a right after year twelve to force conversion, but only if the VWAP for the ten preceding trading days is greater than 120% of the conversion price. A change of control provision could result in forced redemption, at the option of the investor, if the Series A Preferred could not otherwise remain outstanding or be replaced with a “substantially equivalent security.”

The Series A Preferred does not qualify as a liability instrument under ASC 480 – Distinguishing Liabilities from Equity, because it is not mandatorily redeemable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision our Series A Preferred must be presented as mezzanine equity between liabilities and shareholders’ equity on our Consolidated Balance Sheets because a change of control event, although not considered probable, could force the Company to redeem the Series A Preferred. At each balance sheet date we must re-evaluate whether the Series A Preferred continues to qualify for treatment as an equity instrument. Under the terms of the Registration Rights Agreement covering common stock issuable upon conversion of the Series A Preferred (the “Preferred Registration Rights Agreement”), we will cause a registration statement with respect to the common shares underlying the Series A Preferred to be declared effective within 12 years of the March 16, 2016 issue date (the “Effective Date”), and pay liquidated damages in the event we fail to do so. A maximum of 46,466,057 common shares would be issued upon conversion of the Series A Preferred.

The detachable Warrants have a seven-year term and were exercisable beginning on September 16, 2016. They were issued in two series: Series A Warrants exercisable into a maximum number of 13,550,004 shares of our common stock with an exercise price of $18.88 and 6,533,727 Series B Warrants with an exercise price of $25.11. The Warrants may be net settled in cash or shares of common stock at the Company’s option. The Warrants qualify as freestanding financial instruments and meet the derivatives accounting scope exception in ASC 815 because they are indexed to our equity and otherwise meet the applicable criteria for equity classification. The portion of proceeds allocated to the Series A and Series B Warrants was recorded as additional paid-in capital. See exercise of the Warrants in Note 13 – Common Stock and Related Matters.

Net cash proceeds were allocated on a relative fair value basis to the Series A Preferred, Series A Warrants and Series B Warrants. The $178.1 million discount on the Series A Preferred created by the relative fair value allocation of proceeds, which is not subject to periodic accretion, would be reported as a deemed dividend in the event a redemption occurs. As described below, $614.4 million of the $787.1 million allocated to the Series A Preferred was allocated to additional paid-in capital to give effect to the intrinsic value of a beneficial conversion feature (“BCF”).

The following table summarizes the accounting upon issuance of our Series A Preferred:

		Allocation of Proceeds
			Additional Paid-in Capital
		Series A Preferred	Series A Warrants	Series B Warrants	Beneficial Conversion Feature
Gross proceeds	$994.1
Transaction fees	(24.8)
Net Proceeds- Initial Relative Fair Value Allocation	$969.3	$787.1	$135.7	$46.5	$—
Allocation to BCF		(614.4)	—	—	614.4
Per balance sheet upon issuance		$172.7	$135.7	$46.5	$614.4

Beneficial Conversion Feature

ASC 470-20-20 – Debt – Debt with conversion and Other Options (“ASC 470-20”) defines BCF as a nondetachable conversion feature that is in the money at the issuance date. We were required by ASC 470-20 to allocate a portion of the proceeds from the preferred offering equal to the intrinsic value of the BCF to additional paid-in capital. The intrinsic value of the BCF is calculated at the issuance date as the difference between the “accounting conversion price” and the market price of our common shares multiplied by the number of number of shares into which our Series A Preferred is convertible. The accounting conversion price of $17.02 per share is different from the $20.77 per share contractual conversion price. It is derived by dividing the proceeds allocated to the Series A Preferred by the number of common shares into which the Series A Preferred shares are convertible. We are recording the accretion of the $614.4 million Series A Preferred discount attributable to the BCF as a deemed dividend using the effective yield method over the twelve-year period prior to the effective date of the holders’ conversion right.

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

Preferred Stock Dividends

As of March 31, 2017, we have accrued cumulative preferred dividends of $22.9 million, which will be paid on May 15, 2017. During the three months ended March 31, 2017, we paid $22.9 million of dividends to preferred shareholders, and recorded deemed dividends of $6.1 million attributable to accretion of the preferred discount resulting from the BCF accounting described above. Such accretion is included in the book value of the Series A Preferred Stock.

Note 13 — Common Stock and Related Matters

Public Offerings of Common Stock

On January 26, 2017, we completed a public offering of 9,200,000 shares of our common stock (including the shares sold pursuant to the underwriters’ overallotment option) at a price to the public of $57.65, providing net proceeds of $524.2 million.  We used the net proceeds from this public offering to fund the cash portion of the Permian Acquisition purchase price due upon closing and for general corporate purposes.

For the three months ended March 31, 2017, we issued 2,686,460 shares of common stock under our Equity Distribution Agreement entered into in December 2016 (the “December 2016 EDA”), receiving net proceeds of $152.8 million, of which $19.6 million was settled in April. As of March 31, 2017 we have $516.5 million remaining under the December 2016 EDA.

Warrants

During 2016, 19,983,843 warrants were exercised and net settled for 11,336,856 shares of common stock. For the three months ended March 31, 2017, no detachable Warrants were exercised. As a result, Series A Warrants exercisable into a maximum of 67,392 shares of common stock and Series B Warrants exercisable into maximum of 32,496 shares of common stock were outstanding as of March 31, 2017.

Dividends

The following table details the dividends declared and/or paid by us to common shareholders during the three months ended March 31, 2017.

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
					( per share amounts)
March 31, 2017	May 16, 2017	$182.8	$180.3	$2.5	$0.91000
December 31, 2016	February 15, 2017	178.3	176.5	1.8	0.91000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings was available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.

Subsequent Event

During April 2017, we issued 1,464,408 shares of common stock under the December 2016 EDA, receiving net proceeds of $85.8  million. As of April 30, 2017, we have approximately $430.0 million remaining under the December 2016 EDA.

Note 14 — Partnership Units and Related Matters

Distributions

As a result of the TRC/TRP Merger in 2016, we are entitled to receive all available Partnership distributions after payment of preferred distributions each quarter. The Partnership has discretion under the Third A&R Partnership Agreement as to whether to distribute all available cash for any period. See Note 2 – Basis of Presentation.

The following details the distributions declared or paid by the Partnership during the three months ended March 31, 2017.

Three Months	Date Paid	Total	Distributions to Targa Resources
Ended	Or to Be Paid	Distributions	Corp.

March 31, 2017	May 11, 2017	$209.6	$206.8
December 31, 2016	February 10, 2017	198.1	195.3

Contributions

Subsequent to December 1, 2016, the effective date of the Third A&R Partnership Agreement, no units will be issued for capital contributions to the Partnership, but all capital contributions will continue to be allocated 98% to the limited partner and 2% to the general partner. During three months ended March 31, 2017, we made total capital contributions to the Partnership of $655.0 million.

Preferred Units

In October 2015, the Partnership completed an offering of 5,000,000 Preferred Units at a price of $25.00 per unit.  The Preferred Units are listed on the NYSE under the symbol “NGLS PRA.”

Distributions on the Partnership’s Preferred Units are cumulative from the date of original issue in October 2015 and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of the Partnership’s general partner. Distributions on the Preferred Units are payable out of amounts legally available at a rate equal to 9.0% per annum. On and after November 1, 2020, distributions on the Preferred Units will accumulate at an annual floating rate equal to the one-month LIBOR plus a spread of 7.71%.

The Partnership paid $2.8 million of distributions to the holders of preferred units (“Preferred Unitholders”) during the three months ended March 31, 2017. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In April 2017, the board of directors of the general partner of the Partnership declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions which will be paid on May 15, 2017.

Note 15 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding (in millions) used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2017	2016
Net income	$(110.5)	$(0.7)
Less: Net income attributable to noncontrolling interests	8.8	2.0
Less: Dividends on preferred stock	29.0	3.8
Net income attributable to common shareholders for basic earnings per share	$(148.3)	$(6.5)

Weighted average shares outstanding - basic	191.8	106.6

Net income available per common share - basic	$(0.77)	$(0.06)

Weighted average shares outstanding	191.8	106.6
Dilutive effect of unvested stock awards	—	—
Weighted average shares outstanding - diluted	191.8	106.6

Net income available per common share - diluted	$(0.77)	$(0.06)

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock awards	1.3	0.1
Warrants to purchase common stock	0.1	2.0
Series A preferred stock (1)	46.5	13.8

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

We hedge a portion of our condensate equity volumes using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This exposes us to a market differential risk if the NYMEX futures do not move in exact parity with the sales price of our underlying condensate equity volumes.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $3.0 million for the three months ended March 31, 2017 and $8.7 million for the three months ended March 31, 2016, related to these novated contracts. From the acquisition date through March 31, 2017, we have received derivative settlements of $97.6 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

The "off-market" nature of these acquired derivatives can introduce a degree of ineffectiveness for accounting purposes due to an embedded financing element representing the amount that would be paid or received as of the acquisition date to settle the derivative contract. The resulting ineffectiveness can either potentially disqualify the derivative contract in its entirety for hedge accounting or alternatively affect the amount of unrealized gains or losses on qualifying derivatives that can be deferred from inclusion in periodic net income. Additionally, we recorded ineffectiveness losses of less than $0.1 million for the three months ended March 31, 2016, related to otherwise qualifying TPL derivatives, which are primarily natural gas swaps. There were no ineffectiveness losses on these derivatives for the three months ended March 31, 2017.

We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

At March 31, 2017, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2017	2018	2019
Natural Gas	Swaps	MMBtu/d	141,960	100,500	61,383
Natural Gas	Basis Swaps	MMBtu/d	95,963	1,103	-
Natural Gas	Futures	MMBtu/d	-	1,103	-
Natural Gas	Options	MMBtu/d	22,900	9,486	-
NGL	Swaps	Bbl/d	14,143	6,658	5,339
NGL	Futures	Bbl/d	5,702	1,288	-
NGL	Options	Bbl/d	1,647	1,676	-
Condensate	Swaps	Bbl/d	2,690	2,190	1,063
Condensate	Options	Bbl/d	1,380	691	590

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

		Fair Value as of March 31, 2017		Fair Value as of December 31, 2016
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$23.6	$20.8	$16.7	$48.6
	Long-term	21.6	7.9	5.1	26.1
Total derivatives designated as hedging instruments		$45.2	$28.7	$21.8	$74.7
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.3	$1.4	$0.1	$0.5
Total derivatives not designated as hedging instruments		$0.3	$1.4	$0.1	$0.5
Total current position		$23.9	$22.2	$16.8	$49.1
Total long-term position		21.6	7.9	5.1	26.1
Total derivatives		$45.5	$30.1	$21.9	$75.2

The pro forma impact of reporting derivatives in our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro forma net presentation
March 31, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$23.8	$(20.8)	$0.1	$10.8	$(7.7)
Counterparties without offsetting positions - assets	0.1	-	-	0.1	-
Counterparties without offsetting positions - liabilities	-	(1.4)	-	-	(1.4)
	23.9	(22.2)	0.1	10.9	(9.1)
Long Term Position
Counterparties with offsetting positions or collateral	21.3	(6.6)	-	16.7	(2.0)
Counterparties without offsetting positions - assets	0.3	-	-	0.3	-
Counterparties without offsetting positions - liabilities	-	(1.3)	-	-	(1.3)
	21.6	(7.9)	-	17.0	(3.3)
Total Derivatives
Counterparties with offsetting positions or collateral	45.1	(27.4)	0.1	27.5	(9.7)
Counterparties without offsetting positions - assets	0.4	-	-	0.4	-
Counterparties without offsetting positions - liabilities	-	(2.7)	-	-	(2.7)
	$45.5	$(30.1)	$0.1	$27.9	$(12.4)

	Gross Presentation			Pro forma net presentation
December 31, 2016	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$16.8	$(46.1)	$7.0	$5.7	$(28.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(3.0)	-	-	(3.0)
	16.8	(49.1)	7.0	5.7	(31.0)
Long Term Position
Counterparties with offsetting positions or collateral	5.1	(18.7)	-	-	(13.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.4)	-	-	(7.4)
	5.1	(26.1)	-	-	(21.0)
Total Derivatives
Counterparties with offsetting positions or collateral	21.9	(64.8)	7.0	5.7	(41.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(10.4)	-	-	(10.4)
	$21.9	$(75.2)	$7.0	$5.7	$(52.0)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $15.4 million as of March 31, 2017. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2017	2016
Commodity contracts	$66.2	$6.7

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2017	2016
Revenues	$(6.1)	$24.2

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2017	2016
Commodity contracts	Revenue	$(0.8)	$1.8

Based on valuations as of March 31, 2017, we expect to reclassify commodity hedge related deferred gains of $10.8 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2019, with $2.6 million of losses to be reclassified over the next twelve months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at March 31, 2017, a net asset position of $15.4 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $47.5 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $79.0 million, ignoring an adjustment for counterparty credit risk.

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

Contingent consideration liabilities related to business acquisitions are carried at fair value.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included in our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2017
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$37.7	$37.7	$—	$35.7	$2.0
Liabilities from commodity derivative contracts (1)	22.1	22.1	—	20.8	1.3
Permian Acquisition contingent consideration (2)	464.8	464.8	—	—	464.8
TPL contingent consideration (3)	2.7	2.7	—	—	2.7
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	80.0	80.0	—	—	—
TRC Revolver	435.0	435.0	—	435.0	—
TRC term loan	—	—	—	—	—
TRP Revolver	—	—	—	—	—
Partnership's Senior unsecured notes	4,057.3	4,169.1	—	4,169.1	—
Partnership's accounts receivable securitization facility	285.0	285.0	—	285.0	—

	December 31, 2016
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$21.0	$21.0	$—	$19.6	$1.4
Liabilities from commodity derivative contracts (1)	74.2	74.2	—	69.3	4.9
TPL contingent consideration (3)	2.6	2.6	—	—	2.6
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	73.5	73.5	—	—	—
TRC Revolver	275.0	275.0	—	275.0	—
TRC term loan	157.8	158.4	—	158.4	—
TRP Revolver	150.0	150.0	—	150.0	—
Partnership's Senior unsecured notes	4,057.3	4,101.6	—	4,101.6	—
Partnership's accounts receivable securitization facility	275.0	275.0	—	275.0	—

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

(2)	We have a contingent consideration liability related to the Permian Acquisition. See Note 4 – Business Acquisitions and Divestitures.
(3)	We have a contingent consideration liability for TPL’s previous acquisition of a gas gathering system and related assets, which are carried at fair value.

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

As of March 31, 2017, we had 17 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the Permian Acquisition contingent consideration was determined using a Monte-Carlo simulation model. Significant inputs used in the fair value measurement include expected gross margin (calculated in accordance with the terms of the purchase and sale agreements), term of the earn-out period, risk adjusted discount rate and volatility associated with the underlying assets. A significant decrease in expected gross margin during the earn-out period, or significant increase in the discount rate or volatility would result in a lower fair value estimate.  The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs for both models are not observable; therefore, the entire valuations of the contingent considerations are categorized in Level 3. Changes in the fair value of these liabilities are included in Other income (expense) on the Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2016	$(3.6)	$(2.6)
Change in fair value of TPL contingent consideration	-	(0.1)
Fair value of Permian Acquisition contingent consideration (1)	-	(464.8)
New Level 3 derivative instruments	(0.1)	-
Transfers out of Level 3 (2)	1.6	-
Settlements included in Revenue	0.2	-
Unrealized gain/(loss) included in OCI	2.6	-
Balance, March 31, 2017	$0.7	$(467.5)

(1)

Represents the March 31, 2017 balance of the contingent consideration that arose as part of the Permian Acquisition in Q1 2017. See Note 4 – Business Acquisitions and Divestitures for discussion of the initial fair value.

(2)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

Note 18 – Contingencies

Legal Proceedings

Environmental Proceedings

On June 18, 2015, the New Mexico Environment Department’s Air Quality Bureau issued a Notice of Violation to Targa Midstream Services LLC for alleged violations of air emissions regulations related to emissions events that occurred at the Monument Gas Plant between June 2014 and December 2014.  The Monument Gas Plant is owned by Versado Gas Processors, L.L.C., which was a joint venture in which we owned a 63% interest until October 31, 2016, when we acquired the remaining 37% membership interest from Chevron U.S.A. Inc. On January 31, 2017, Targa Midstream Services LLC executed a settlement agreement with the New Mexico Environment Department which resolved the matter for a civil penalty in the amount of $29,223.

We and the Partnership are also parties to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business

Note 19 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended March 31,
	2017	2016
(Gain) loss on sale or disposal of assets (1)	$16.1	$0.9
Miscellaneous business tax	0.1	0.1
	$16.2	$1.0
(1)	Comprised primarily of a $16.1 million loss in 2017 due to the reduction in the carrying value of our ownership interest in VGS in connection with the April 4, 2017 sale.

Note 20 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Cash:
Interest paid, net of capitalized interest (1)	$56.1	$82.8
Income taxes paid, net of refunds	(0.2)	1.0
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$8.3	$16.9
Impact of capital expenditure accruals on property, plant and equipment	30.0	13.7
Transfers from materials and supplies inventory to property, plant and equipment	0.4	0.5
Contribution of property, plant and equipment to investment in unconsolidated affiliates.	1.0	—
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	1.7	(9.1)
Non-cash financing activities:
Reduction of Owner's Equity related to accrued dividends on unvested equity awards under share compensation arrangements	$2.2	$3.7
Accrued issue costs associated with Series A preferred stock	—	3.3
Receivables from equity offerings	19.6	—
Impact of accounting standard adoption recorded in retained earnings	56.1	—
Change in accrued dividends of Series A Preferred Stock	—	3.8
Accrued deemed dividends of Series A Preferred Stock	6.1	—
Non-cash balance sheet movements related to the Permian Acquisition:
Contingent consideration recorded at the acquisition date	$461.6	$—
Purchase consideration payable recorded for the Permian Acquisition	90.0	—
Non-cash balance sheet movements related to the TRC/TRP Merger:
Prepaid transaction costs reclassified in the additional paid-in capital	—	4.5
Issuance of common stock	—	0.1
Additional paid-in capital	—	3,115.5
Accumulated other comprehensive income	—	55.9
Noncontrolling interests	—	(4,119.9)
Deferred tax liability	—	948.4

(1)	Interest capitalized on major projects was $1.7 million and $4.8 million for the three months ended March 31, 2017 and 2016.

Note 21 — Segment Information

We operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

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

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu and Galena Park, Texas; Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of commodity derivative activities included in operating margin and mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$166.7	$1,692.4	$(1.0)	$—	$1,858.1
Fees from midstream services	118.2	136.3	—	—	254.5
	284.9	1,828.7	(1.0)	—	2,112.6
Intersegment revenues
Sales of commodities	713.0	75.4	—	(788.4)	—
Fees from midstream services	1.9	7.0	—	(8.9)	—
	714.9	82.4	—	(797.3)	—
Revenues	$999.8	$1,911.1	$(1.0)	$(797.3)	$2,112.6
Operating margin	$177.4	$130.1	$(1.0)	$—	$306.5
Other financial information:
Total assets (1)	$10,780.4	$2,687.2	$44.9	$141.3	$13,653.8
Goodwill	$369.0	$—	$—	$—	$369.0
Capital expenditures	$139.2	$34.6	$—	$0.8	$174.6

(1)	Corporate assets at the segment level primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended March 31, 2016
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$110.3	$1,033.9	$26.8	$—	$1,171.0
Fees from midstream services	115.8	155.6	—	—	271.4
	226.1	1,189.5	26.8	—	1,442.4
Intersegment revenues
Sales of commodities	412.6	47.3	—	(459.9)	—
Fees from midstream services	2.1	4.1	—	(6.2)	—
	414.7	51.4	—	(466.1)	—
Revenues	$640.8	$1,240.9	$26.8	$(466.1)	$1,442.4
Operating margin	$115.6	$157.0	$26.8	$(0.1)	$299.3
Other financial information:
Total assets (1)	$10,219.0	$2,501.0	$105.7	$123.5	$12,949.2
Goodwill	$393.0	$—	$—	$—	$393.0
Capital expenditures	$103.0	$73.1	$—	$0.8	$176.9

(1)	Corporate assets at the segment level primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues by product and service for the periods presented:

	Three Months Ended March 31,
	2017	2016
Sales of commodities:
Natural gas	$480.9	$326.9
NGL	1,314.9	785.8
Condensate	43.6	22.2
Petroleum products	19.8	9.6
Derivative activities	(1.1)	26.5
	1,858.1	1,171.0
Fees from midstream services:
Fractionating and treating	31.0	30.2
Storage, terminaling, transportation and export	99.7	118.4
Gathering and processing	107.7	105.0
Other	16.1	17.8
	254.5	271.4
Total revenues	$2,112.6	$1,442.4

The following table shows a reconciliation of operating margin to net income (loss) for the periods presented:

	Three Months Ended March 31,
	2017	2016
Reconciliation of operating margin to net income (loss):
Operating margin	$306.5	$299.3
Depreciation and amortization expenses	(191.1)	(193.5)
General and administrative expenses	(48.7)	(45.3)
Goodwill impairment	-	(24.0)
Interest expense, net	(63.0)	(52.9)
Other, net	(43.1)	18.8
Income tax (expense) benefit	(71.1)	(3.1)
Net income (loss)	$(110.5)	$(0.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as well as the unaudited consolidated financial statements and Notes hereto included in this Quarterly Report on Form 10-Q.

Overview

Targa Resources Corp. (NYSE: TRGP) is a publicly traded Delaware corporation formed in October 2005. Targa is a leading provider of midstream services and is one of the largest independent midstream energy companies in North America. We own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.

On February 17, 2016, TRC completed its acquisition of all of the outstanding common units of Targa Resources Partners LP (“the Partnership” or “TRP”) pursuant to the Agreement and Plan of Merger (the “TRC/TRP Merger Agreement” and such transaction, the “TRC/TRP Merger” or “Buy-in Transaction”). We issued 104,525,775 shares of common stock in exchange for all of the outstanding common units of the Partnership that we previously did not own, which were listed on the New York Stock Exchange (“NYSE”) under the symbol “NGLS” prior to the consummation of the TRC/TRP Merger. As a result of the completion of the TRC/TRP Merger, the TRP common units are no longer publicly traded. The Partnership’s 9.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the “Preferred Units”) that were issued in October 2015 remain outstanding as limited partner interests in TRP and continue to trade on the NYSE under the symbol “NGLS PRA”.

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

To provide these services, we operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Marketing (also referred to as the Downstream Business).

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

Logistics and Marketing operations are generally connected to and supplied in part by our Gathering and Processing segment and are predominantly located in Mont Belvieu and Galena Park, Texas; Lake Charles, Louisiana and Tacoma, Washington.

Other contains the results (including any hedge ineffectiveness) of our commodity derivative activities that are included in operating margin.

Recent Developments

Gathering and Processing Segment Expansion

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and will pay $90.0 million within 90 days of closing (collectively, the "initial purchase price"). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments that may occur in 2018 and 2019. The potential earn-out payments will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

New Delaware's gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The New Delaware assets include 70 MMcf/d of processing capacity and an uninstalled 60 MMcf/d plant, which we are in the process of installing in the Delaware Basin with expectations of commencing operations in late 2017. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Delaware system.

New Midland's gas gathering and processing and crude gathering assets are located in Howard, Martin and Borden counties. The operations are backed by producer dedications of more than 105,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 13 years. The New Midland assets include 10 MMcf/d of processing capacity. Currently, there is 40,000 Bbl/d of crude gathering capacity on the New Midland system.

New Delaware's gas gathering and processing assets were connected to our Sand Hills system in the first quarter of 2017, and we expect that New Midland's gas gathering and processing assets will be connected to our existing WestTX system during 2017. We believe connecting the acquired assets to our legacy Permian footprint creates operational and capital synergies, and will afford enhanced flexibility in serving our producer customers.

Additional Permian System Processing Capacity

In November 2016, we announced plans to restart the idled 45 MMcf/d Benedum cryogenic processing plant and to add 20 MMcf/d of capacity at our Midkiff plant in our WestTX system.  The Benedum plant was idled in September 2014 after the start-up of the 200 MMcf/d Edward plant, and was brought back online in the first quarter of 2017.  We expect that the addition of 20 MMcf/d of capacity at our Midkiff plant will increase overall plant capacity of the Midkiff/Consolidator plant complex in Reagan County, Texas from 210 MMcf/d to 230 MMcf/d. The Midkiff/Consolidator plant complex addition is expected to be completed in the second quarter of 2017. Also in November 2016, we announced plans to build the 200 MMcf/d Joyce plant, which is expected to be completed in the first quarter of 2018. We expect total net growth capital expenditures for the Joyce plant to be approximately $90 million.

In May 2017, we announced plans to build a new plant and expand the gathering footprint of our Permian Midland system in the Midland Basin. This project includes a new 200 MMcf/d cryogenic processing plant, known as the Johnson plant, which is expected to begin operations in the third quarter of 2018. We expect total net growth capital expenditures for the Johnson plant to be approximately $90 million.

Also in May 2017, we announced plans to build a new plant and expand the gathering footprint of our Permian Delaware system in the Delaware Basin. This project includes a new 250 MMcf/d cryogenic processing plant, known as the Wildcat plant, which is expected to begin operations in the third quarter of 2018. We expect total net growth capital expenditures for the Wildcat plant to be approximately $130 million.

Eagle Ford Shale Natural Gas Gathering and Processing Joint Ventures

In October 2015, we announced that we had entered into the Carnero Joint Ventures with Sanchez Energy Corporation (“Sanchez”) to construct the 200 MMcf/d Raptor Plant and approximately 45 miles of associated pipelines. In July 2016, Sanchez sold its interest in the gathering joint venture to Sanchez Production Partners, L.P. (“SPP”) and in November 2016, sold its interest in the processing joint venture to SPP. Through the Carnero Joint Ventures, we indirectly own a 50% interest in the plant and the approximately 45 miles of high pressure gathering pipelines that will connect SPP's Catarina gathering system to the plant. We hold the capacity on the high pressure gathering pipelines, and pay the gathering joint venture fees for transportation.

The Raptor Plant will accommodate the growing production from Sanchez’s premier Eagle Ford Shale acreage position in Dimmit, La Salle and Webb Counties, Texas and from other third party producers. The plant and high pressure gathering pipelines are supported by long-term, firm, fee-based contracts and acreage dedications with Sanchez. We manage operations of the high pressure gathering lines and the plant, which is expected to begin operations in the second quarter of 2017, and will be capable of processing 200 MMcf/d. In February 2017, we announced the addition of compression to increase the processing capacity of the Raptor Plant to 260 MMcf/d, which we expect to be completed in the third quarter of 2017. Prior to the plant being placed in service, we benefited from Sanchez natural gas volumes that were processed at our Silver Oak facilities in Bee County, Texas.

Badlands

During 2017, we expect to invest approximately $150 million to expand our crude gathering and natural gas processing business in the Williston Basin, North Dakota. The expansion includes the addition of pipelines, LACT units, compression and other infrastructure to support continued growth in producer activity.

Sale of Venice Gathering System, L.L.C.

Through our 76.8% ownership interest in Venice Energy Services Company, L.L.C. (“VESCO”), we have operated the Venice gas plant and the Venice gathering system. On April 4, 2017, VESCO entered into a purchase and sale agreement with Rosefield Pipeline Company, LLC, an affiliate of Arena Energy, LP, to sell its 100% ownership interests in Venice Gathering System, L.L.C. (“VGS”), a Delaware limited liability company engaged in the business of transporting natural gas in interstate commerce, under authorization granted by and subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”), for approximately $0.4 million in cash. Additionally, the VGS asset retirement obligations were assumed by the buyer. VGS owns and operates a natural gas gathering system in the Gulf of Mexico. Historically, VGS has been reported in our Gas Gathering and Processing segment. After the sale of VGS, we continue to operate the Venice gas plant through our ownership in VESCO. Targa Midstream Services LLC will continue to operate the Venice gathering system for up to four months after closing pursuant to a Transition Services Agreement with VGS.

In addition to the major projects noted above, we have other growth capital expenditures in 2017 related to the continued build out of our gathering and processing infrastructure and logistics capabilities. We will continue to evaluate other potential projects based on return profile, capital requirements and strategic need and may choose to defer projects depending on expected activity levels.

Financing Activities

On January 26, 2017, we completed a public offering of 9,200,000 shares of common stock (including underwriters’ overallotment option) at a price of $57.65, providing net proceeds of $524.2 million. We used the net proceeds from this public offering to fund the cash portion of the Permian Acquisition purchase price due upon closing and for general corporate purposes.

On February 23, 2017, we amended the Partnership’s account receivable securitization facility (“Securitization Facility”) to increase the facility size to $350.0 million from $275.0 million.

On March 14, 2017, we used borrowings under our senior secured revolving credit facility (“TRC Revolver”) to repay in full the $160.0 million outstanding balance on our senior secured term loan.

For the three months ended March 31, 2017, we sold 2,686,460 shares under our ATM program, yielding net proceeds of $152.8 million.

During April 2017, we issued 1,464,408 shares of common stock under the December 2016 EDA, receiving net proceeds of $85.8 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Recent Accounting Pronouncements” included within Note 3 – Significant Accounting Policies in our Consolidated Financial Statements.

How We Evaluate Our Operations

The profitability of our business segments is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for crude oil, natural gas and NGLs, and the volumes of crude oil, natural gas and NGL throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) available to TRC before: interest; income taxes; depreciation and amortization; impairment of goodwill; gains or losses on debt repurchases, redemptions, amendments, exchanges and early debt extinguishments and asset disposals; risk management activities related to derivative instruments including the cash impact of hedges acquired in the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015; non-cash compensation on equity grants; transaction costs related to business acquisitions; the Splitter Agreement adjustment; net income attributable to TRP preferred limited partners; earnings/losses from unconsolidated affiliates net of distributions, distributions from preferred interests, change in contingent consideration and the noncontrolling interest portion of depreciation and amortization expense. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and pay dividends to our investors.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Operating Margin and Gross Margin:
Net income (loss) attributable to TRC	$(119.3)	$(2.7)
Net income (loss) attributable to noncontrolling interests	8.8	2.0
Net income (loss)	(110.5)	(0.7)
Depreciation and amortization expense	191.1	193.5
General and administrative expense	48.7	45.3
Goodwill impairment	—	24.0
Interest expense, net	63.0	52.9
Income tax expense (benefit)	71.1	3.1
(Gain) loss on sale or disposition of assets	16.1	0.9
(Gain) loss from financing activities	5.8	(24.7)
Other, net	21.2	5.0
Operating margin	306.5	299.3
Operating expenses	151.9	132.1
Gross margin	$458.4	$431.4

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Adjusted EBITDA and Distributable Cash Flow
Net income (loss) attributable to TRC	$(119.3)	$(2.7)
Impact of TRC/TRP Merger on NCI	—	(3.8)
Income attributable to TRP preferred limited partners	2.8	2.8
Interest expense, net	63.0	52.9
Income tax expense (benefit)	71.1	3.1
Depreciation and amortization expense	191.1	193.5
Goodwill impairment	—	24.0
(Gain) loss on sale or disposition of assets	16.1	0.9
(Gain) loss from financing activities	5.8	(24.7)
(Earnings) loss from unconsolidated affiliates	12.6	4.8
Distributions from unconsolidated affiliates and preferred partner interests, net	4.2	5.8
Change in contingent consideration	3.3	—
Compensation on equity grants	10.8	8.0
Transaction costs related to business acquisitions	5.1	—
Splitter Agreement (1)	10.8	—
Risk management activities	3.6	5.9
Noncontrolling interests adjustments (2)	(4.3)	(5.8)
TRC Adjusted EBITDA	$276.7	$264.7

Distributions to TRP preferred limited partners	(2.8)	(2.8)
Splitter Agreement (1)	(10.8)	—
Interest expense on debt obligations (3)	(59.0)	(69.7)
Cash tax (expense) benefit (4)	15.3	—
Maintenance capital expenditures	(25.7)	(15.0)
Noncontrolling interests adjustments of maintenance capex	0.3	0.8
Distributable Cash Flow	$194.0	$178.0

_______________

(1)

In Adjusted EBITDA, the Splitter Agreement adjustment represents the recognition of the annual cash payment received under the condensate splitter agreement over the four quarters following receipt. In Distributable Cash Flow, the Splitter Agreement adjustment represents the amounts necessary to reflect the annual cash payment in the period received less the amount recognized in Adjusted EBITDA.

(2)	Noncontrolling interest portion of depreciation and amortization expense.
(3)	Excludes amortization of interest expense.
(4)

Includes an adjustment, reflecting the benefit from net operating loss carryback to 2015 and 2014, which is recognized over a period of six quarters beginning in Q3 2016, and a refund of Texas margin tax paid in previous periods and received in 2017.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016

	(In millions, except operating statistics and price amounts)
Revenues
Sales of commodities	$1,858.1	$1,171.0	$687.1	59%
Fees from midstream services	254.5	271.4	(16.9)	(6%)
Total revenues	2,112.6	1,442.4	670.2	46%
Product purchases	1,654.2	1,011.0	643.2	64%
Gross margin (1)	458.4	431.4	27.0	6%
Operating expenses	151.9	132.1	19.8	15%
Operating margin (1)	306.5	299.3	7.2	2%
Depreciation and amortization expense	191.1	193.5	(2.4)	(1%)
General and administrative expense	48.7	45.3	3.4	8%
Goodwill impairment	—	24.0	(24.0)	(100%)
Other operating (income) expense	16.2	1.0	15.2	NM
Income from operations	50.5	35.5	15.0	42%
Interest expense, net	(63.0)	(52.9)	(10.1)	19%
Equity earnings (loss)	(12.6)	(4.8)	(7.8)	163%
Gain (loss) from financing activities	(5.8)	24.7	(30.5)	(123%)
Other income (expense)	(8.5)	(0.1)	(8.4)	NM
Income tax (expense) benefit	(71.1)	(3.1)	(68.0)	NM
Net income (loss)	(110.5)	(0.7)	(109.8)	NM
Less: Net income attributable to noncontrolling interests	8.8	2.0	6.8	NM
Net income (loss) attributable to Targa Resources Corp.	(119.3)	(2.7)	(116.6)	NM
Dividends on Series A preferred stock	22.9	3.8	19.1	NM
Deemed dividends on Series A preferred stock	6.1	—	6.1	—
Net income (loss) attributable to common shareholders	$(148.3)	$(6.5)	$(141.8)	NM
Financial and operating data:
Financial data:
Adjusted EBITDA (1)	$276.7	$264.7	$12.0	5%
Distributable cash flow (1)	194.0	178.0	16.0	9%
Capital expenditures	174.6	176.9	(2.3)	(1%)
Business acquisition (2)	1,032.4	—	1,032.4	—
Operating statistics: (3)
Crude oil gathered, Badlands, MBbl/d	113.5	108.1	5.4	5%
Crude oil gathered, Permian, MBbl/d (4)	9.2	—	9.2	—
Plant natural gas inlet, MMcf/d (5) (6)	3,242.1	3,406.0	(163.9)	(5%)
Gross NGL production, MBbl/d	291.8	284.7	7.1	2%
Export volumes, MBbl/d (7)	217.5	181.0	36.5	20%
Natural gas sales, BBtu/d (6) (8)	1,870.2	1,974.6	(104.4)	(5%)
NGL sales, MBbl/d (8)	533.6	547.8	(14.2)	(3%)
Condensate sales, MBbl/d	10.7	9.5	1.2	13%

(1)

Gross margin, operating margin, adjusted EBITDA, and distributable cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Includes the $90.0 million payable which will be settled within 90 days from March 1, 2017, and the preliminary acquisition date fair value of the potential earn-out payments of $461.6 million due in 2018 and 2019.

(3)	These volume statistics are presented with the numerator as the total volume sold during the quarter and the denominator as the number of calendar days during the quarter.
(4)

Includes operations from the Permian Acquisition for the period effective March 1, 2017. For the volume statistics presented, the numerator is the total volume sold during the period of our ownership while the denominator is the number of calendar days during the quarter.

(5)

Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than in Badlands, where it represents total wellhead gathered volume.

(6)	Plant natural gas inlet volumes include producer take-in-kind volumes, while natural gas sales exclude producer take-in-kind volumes.
(7)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.
(8)	Includes the impact of intersegment eliminations.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The increase in commodity sales was primarily due to higher commodity prices ($757.8 million), partially offset by decreased volumes ($45.4 million) and the impact of hedge settlements ($25.3 million). Additionally, fee-based and other revenues decreased primarily due to lower export fees.

The increase in product purchases was primarily due to the impact of higher commodity prices, partially offset by decreased volumes.

The higher operating margin and gross margin in 2017 reflects increased segment margin results for Gathering and Processing, partially offset by decreased Logistics and Marketing segment margins. Operating expenses increased compared to 2016 due to higher maintenance in the Logistics and Marketing segment and plant and system expansions in the Permian region. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The decrease in depreciation and amortization expenses reflects the impact of fully depreciated property assets and lower scheduled amortization on the Badlands intangibles, partially offset by one month of operations of the Permian Acquisition in 2017 and the impact of growth investments, primarily CBF Train 5 which went into service in June 2016.

General and administrative expenses increased primarily due to higher compensation and benefits.

We recognized an impairment of goodwill in the first quarter of 2016 of $24.0 million to finalize the 2015 provisional impairment of goodwill. The impairment charge related to goodwill acquired in the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015 (collectively, the “Atlas mergers”).

Other operating (income) expense in 2017 includes the loss due to the reduction in the carrying value of our ownership interest in the Venice Gathering System in connection with the April 4, 2017 sale.

Net interest expense increased primarily due to higher non-cash interest expense related to the mandatorily redeemable preferred interests liability that is revalued quarterly at the estimated redemption value as of the reporting date. The estimated redemption value of the mandatorily redeemable preferred interests increased in 2017, whereas it decreased in 2016. This increase was partially offset by the impact of lower average outstanding borrowings during 2017.

Higher equity losses in 2017 reflects a $12.0 million loss provision due to the impairment of our investment in the T2 EF Cogen joint venture, partially offset by increased equity earnings at Gulf Coast Fractionators.

During 2017, we recorded a loss of $5.8 million on the repayment of the outstanding balance on our senior secured term loan, whereas in 2016 we recorded a gain of $24.7 million on open debt market repurchases and other financing activities.

Other expense in 2017 was primarily attributable to $5.1 million of non-recurring transaction costs related to the Permian Acquisition and a $3.2 million increase in the fair value of the Permian Acquisition contingent consideration liability from the acquisition date to March 31, 2017.

Income tax expense for the first quarter of 2017 reflects our current estimates for full-year effective tax rate and full-year earnings.  The full-year estimates anticipate a tax benefit, rather than expense, on estimated full year earnings and therefore a negative tax rate to reflect the tax benefit.  The negative tax rate that is estimated on a full-year basis is applied to our first quarter loss, so the first quarter reflects income tax expense rather than benefit.  We currently estimate that the first quarter income tax expense will be more than offset by income tax benefit over the remainder of the year.

Net income attributable to noncontrolling interests was higher in 2017 due to the February 2016 TRC/TRP Merger, which eliminated the noncontrolling interest associated with the third-party TRP common unit holders for a portion of the first quarter 2016, and our October 2016 acquisition of the 37% interest of Versado that we did not already own.  Further, earnings at our joint ventures increased in 2017 as compared with 2016.

Preferred dividends represent both cash dividends related to the March 2016 Series A Preferred Stock offering and non-cash deemed dividends for the accretion of the preferred discount related to a beneficial conversion feature. Preferred dividends increased as the Series A Preferred Stock was outstanding for a full quarter in 2017, as compared to a partial quarter in 2016.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	TRC Non-Partnership	Consolidated Operating Margin
	(In millions)
Three Months Ended:
March 31, 2017	$177.4	$130.1	$(1.0)	$—	$306.5
March 31, 2016	115.6	157.0	26.8	(0.1)	299.3

Gathering and Processing Segment

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
Gross margin	$263.0	$194.1	$68.9	35%
Operating expenses	85.6	78.5	7.1	9%
Operating margin	$177.4	$115.6	$61.8	53%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
SAOU (4)	275.6	243.5	32.1	13%
WestTX	536.5	461.0	75.5	16%
Total Permian Midland	812.1	704.5	107.6
Sand Hills (4)	139.5	151.1	(11.6)	(8%)
Versado	198.5	180.0	18.5	10%
Total Permian Delaware	338.0	331.1	6.9
Total Permian	1,150.1	1,035.6	114.5

SouthTX	171.8	175.7	(3.9)	(2%)
North Texas	282.5	327.5	(45.0)	(14%)
SouthOK	440.4	457.9	(17.5)	(4%)
WestOK	393.1	487.0	(93.9)	(19%)
Total Central	1,287.8	1,448.1	(160.3)

Badlands (5)	46.0	53.7	(7.7)	(14%)
Total Field	2,483.9	2,537.4	(53.5)

Coastal	758.2	868.6	(110.4)	(13%)

Total	3,242.1	3,406.0	(163.9)	(5%)
Gross NGL production, MBbl/d (3)
SAOU (4)	33.3	29.2	4.1	14%
WestTX	69.5	52.4	17.1	33%
Total Permian Midland	102.8	81.6	21.2
Sand Hills (4)	14.8	15.7	(0.9)	(6%)
Versado	23.1	21.9	1.2	5%
Total Permian Delaware	37.9	37.6	0.3
Total Permian	140.7	119.2	21.5

SouthTX	16.6	23.1	(6.5)	(28%)
North Texas	32.0	35.7	(3.7)	(10%)
SouthOK	40.9	28.0	12.9	46%
WestOK	22.8	26.9	(4.1)	(15%)
Total Central	112.3	113.7	(1.4)

Badlands	5.5	7.6	(2.1)	(28%)
Total Field	258.5	240.5	18.0

Coastal	33.3	44.2	(10.9)	(25%)

Total	291.8	284.7	7.1	2%
Crude oil gathered, Badlands, MBbl/d	113.5	108.1	5.4	5%
Crude oil gathered, Permian, MBbl/d (4)	9.2	—	9.2	—
Natural gas sales, BBtu/d (3)	1,562.2	1,687.2	(125.0)	(7%)
NGL sales, MBbl/d (3)	227.6	219.3	8.3	4%
Condensate sales, MBbl/d	10.7	9.5	1.2	13%
Average realized prices (6):
Natural gas, $/MMBtu	2.86	1.75	1.11	63%
NGL, $/gal	0.50	0.28	0.22	79%
Condensate, $/Bbl	44.98	25.65	19.33	75%

(1)

Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(2)	Plant natural gas inlet represents our undivided interest in the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(3)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales and NGL sales exclude producer take-in-kind volumes.

(4)

Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within SAOU and New Delaware volumes are included within Sand Hills. For the volume statistics presented, the numerator is the total volume sold during the period of our ownership while the denominator is the number of calendar days during the quarter.

(5)	Badlands natural gas inlet represents the total wellhead gathered volume.
(6)	Average realized prices exclude the impact of hedging activities presented in Other.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The increase in gross margin was primarily due to higher commodity prices and the inclusion of the Permian Acquisition for one month in 2017 partially offset by lower throughput volumes. Inlet volumes for Field Gathering and Processing were slightly lower with increases at WestTX, SAOU and Versado offset by decreases at the other areas. The inlet volume decrease for Coastal Gathering and Processing which generates significantly lower margins than does Field Gathering and Processing, accounted for over 67% of the overall inlet volume decrease. Despite overall lower inlet volumes, NGL production and NGL sales increased primarily due to increased plant recoveries including additional ethane recovery. Natural gas sales decreased due to lower inlet volumes and increased ethane recovery. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition and in Badlands due to system expansions. Badlands natural gas volumes decreased primarily due to severe winter weather.

The increase in operating expenses was primarily driven by plant and system expansions in the Permian region and the inclusion of the Permian Acquisition for one month of 2017.  Operating expenses in other areas were relatively flat.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended March 31, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU (4)	275.6	100%	275.6	275.6
WestTX (5) (6)	736.9	73%	536.5	536.5
Total Permian Midland	1,012.5		812.1	812.1
Sand Hills (4)	139.5	100%	139.5	139.5
Versado (7)	198.5	100%	198.5	198.5
Total Permian Delaware	338.0		338.0	338.0
Total Permian	1,350.5		1,150.1	1,150.1

SouthTX	171.8	Varies (8)	161.6	171.8
North Texas	282.5	100%	282.5	282.5
SouthOK	440.4	Varies (9)	366.1	440.4
WestOK	393.1	100%	393.1	393.1
Total Central	1,287.8		1,203.3	1,287.8

Badlands (10)	46.0	100%	46.0	46.0
Total Field	2,684.3		2,399.4	2,483.9

Gross NGL production, MBbl/d (2)
SAOU (4)	33.3	100%	33.3	33.3
WestTX (5) (6)	95.5	73%	69.5	69.5
Total Permian Midland	128.8		102.8	102.8
Sand Hills (4)	14.8	100%	14.8	14.8
Versado (7)	23.1	100%	23.1	23.1
Total Permian Delaware	37.9		37.9	37.9
Total Permian	166.7		140.7	140.7

SouthTX	16.6	Varies (8)	15.7	16.6
North Texas	32.0	100%	32.0	32.0
SouthOK	40.9	Varies (9)	34.2	40.9
WestOK	22.8	100%	22.8	22.8
Total Central	112.3		104.7	112.3

Badlands	5.5	100%	5.5	5.5
Total Field	284.5		250.9	258.5

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.

(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Includes operations from the Permian Acquisition for the period effective March 1, 2017. New Midland volumes are included within SAOU and New Delaware volumes are included within Sand Hills.
(5)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(6)	Includes the Buffalo Plant that commenced commercial operations in April 2016.
(7)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(8)

SouthTX includes the Silver Oak II plant, of which Targa Pipeline Partners, L.P. (“TPL”) has owned a 90% interest since October 2015, and prior to which TPL owned a 100% interest. Silver Oak II is owned by a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60%, and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(10)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended March 31, 2016
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
SAOU	243.5	100%	243.5	243.5
WestTX (4)	633.2	73%	461.0	461.0
Total Permian Midland	876.7		704.5	704.5
Sand Hills	151.1	100%	151.1	151.1
Versado (5)	180.0	63%	113.4	180.0
Total Permian Delaware	331.1		264.5	331.1
Total Permian	1,207.8		969.0	1,035.6

SouthTX	175.7	100%	175.7	175.7
North Texas	327.5	100%	327.5	327.5
SouthOK	457.9	Varies (6)	380.9	457.9
WestOK	487.0	100%	487.0	487.0
Total Central	1,448.1		1,371.1	1,448.1

Badlands (7)	53.7	100%	53.7	53.7
Total Field	2,709.6		2,393.8	2,537.4

Gross NGL production, MBbl/d (2)
SAOU	29.2	100%	29.2	29.2
WestTX (4)	72.0	73%	52.4	52.4
Total Permian Midland	101.2		81.6	81.6
Sand Hills	15.7	100%	15.7	15.7
Versado (5)	21.9	63%	13.8	21.9
Total Permian Delaware	37.6		29.5	37.6
Total Permian	138.8		111.1	119.2

SouthTX	23.1	100%	23.1	23.1
North Texas	35.7	100%	35.7	35.7
SouthOK	28.0	Varies (6)	24.7	28.0
WestOK	26.9	100%	26.9	26.9
Total Central	113.7		110.4	113.7

Badlands	7.6	100%	7.6	7.6
Total Field	260.1		229.1	240.5

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)	Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.
(5)

Versado is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials. We held a 63% interest in Versado until October 31, 2016, when we acquired the remaining 37% interest.

(6)

SouthOK includes the Centrahoma joint venture, of which TPL owns 60%, and other plants which are owned 100% by TPL. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016

	(In millions)
Gross margin	$196.4	$210.6	$(14.2)	(7%)
Operating expenses	66.3	53.6	12.7	24%
Operating margin	$130.1	$157.0	$(26.9)	(17%)
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	304.9	295.5	9.4	3%
LSNG treating volumes (2)	34.5	21.0	13.5	64%
Benzene treating volumes (2)	23.5	21.0	2.5	12%
Export volumes, MBbl/d (4)	217.5	181.0	36.5	20%
NGL sales, MBbl/d	502.0	482.0	20.0	4%
Average realized prices:
NGL realized price, $/gal	$0.66	$0.41	$0.25	61%

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Logistics and Marketing gross margin decreased due to lower LPG export margin and lower wholesale and marketing margin, partially offset by higher fractionation margin, higher terminaling and storage throughput and higher treating margin. LPG export margin decreased due to lower fees partially offset by higher volumes. Wholesale and marketing margin decreased primarily due to less favorable wholesale supply opportunities in 2017 compared to the same period last year and lower marketing gains. Fractionation margin increased due to higher system product gains, higher fees and higher supply volume. Fractionation margin was partially impacted by the variable effects of fuel and power which are largely reflected in operating expenses (see footnote (2) above). Treating margin increased slightly due to higher volumes partially offset by lower fees.

Operating expenses increased due to higher maintenance primarily associated with unusual one-time events, higher fuel and power, and higher compensation and benefits.

Other

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(In millions)
Gross margin	$(1.0)	$26.8	$(27.8)
Operating margin	$(1.0)	$26.8	$(27.8)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)	2017 vs. 2016
Natural gas (BBtu)	10.5	$0.02	$0.2	9.5	$1.40	$13.2	$(13.0)
NGL (MMgal)	43.3	(0.04)	(1.8)	14.3	0.27	3.8	(5.6)
Crude oil (MBbl)	0.2	5.35	1.2	0.2	35.22	7.1	(5.9)
Non-hedge accounting (2)			(0.8)			2.7	(3.5)
Ineffectiveness (3)			0.2			—	0.2
			$(1.0)			$26.8	$(27.8)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)	Ineffectiveness primarily relates to certain crude hedging contracts and certain acquired hedges of TPL that do not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $3.0 million for the three months ended March 31, 2017 and $8.7 million for the three months ended March 31, 2016, related to these novated contracts. From the acquisition date through March 31, 2017, we have received total derivative settlements of $97.6 million. The remainder of the novated contracts will settle by the end of 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of March 31, 2017, we had $80.0 million of “Cash and cash equivalents,” on our Consolidated Balance Sheet. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of May 1, 2017, was:

	May 1, 2017
	(In millions)
	TRC	TRP	Consolidated Total
Cash on hand	$32.1	$113.6	$145.7
Total availability under the TRC Revolver	670.0	—	670.0
Total availability under the TRP Revolver	—	1,600.0	1,600.0
Total availability under the Securitization Facility	—	250.2	250.2
	702.1	1,963.8	2,665.9

Less: Outstanding borrowings under the TRC Revolver	(355.0)	—	(355.0)
Outstanding borrowings under the TRP Revolver	—	(180.0)	(180.0)
Outstanding borrowings under the Securitization Facility	—	(250.2)	(250.2)
Outstanding letters of credit under the TRP Revolver	—	(20.2)	(20.2)
Total liquidity	$347.1	$1,513.4	$1,860.5

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $200 million in commitment increases under the TRC Revolver, subject to the terms therein. The TRC Revolver matures on February 27, 2020.
•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on October 7, 2020.
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

Our working capital, exclusive of current debt obligations, decreased $191.5 million from December 31, 2016 to March 31, 2017. The major items contributing to this decrease were the establishment of the $90 million purchase consideration payable related to the Permian Acquisition, reduction in inventory due to higher export volumes and the seasonality of our wholesale business, a decrease in our net commodity receivables and payables due to lower commodity revenue in March 2017 as compared to December 2016 and reduced commodity purchases partially offset by an increase in our net risk management working capital position due to changes in the forward prices of commodities and a higher cash balance. The increase of $260.5 million in current debt obligations was due to reclassification of the senior note due January 2018 from long-term to current, as well as the increased receivables available for the Securitization Facility.

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

Long-term Financing

Our long-term financing consists of common stock, common warrants, preferred stock and long-term debt obligations. On January 26, 2017, we completed a public offering of 9,200,000 shares of our common stock (including the shares sold pursuant to the underwriters’ overallotment option) at a price to the public of $57.65, providing net proceeds of $524.2 million.  We used the net proceeds from this public offering to fund the cash portion of the Permian Acquisition purchase price due upon closing and for general corporate purposes.

During 2017, through the December 2016 equity distribution agreement, we issued and sold through our sales agents 4,150,868 shares of common stock and received net proceeds of $238.6 million. As of April 30, 2017, we have $430.0 million remaining under our December 2016 equity distribution agreement.

During 2016, 19,983,843 warrants were exercised and net settled for 11,336,856 shares of common stock. For the three months ended March 31, 2017, no detachable Warrants were exercised. As a result, Series A Warrants exercisable into a maximum of 67,392 shares of common stock and Series B Warrants exercisable into a maximum of 32,496 shares of common stock were outstanding as of March 31, 2017.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% plus accrued interest to the redemption date, and in some cases, a make-whole premium. As of March 31, 2017 and December 31, 2016, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $4,241.3 million and $4,641.8 million, respectively.

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

The majority of our consolidated long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRC Revolver, the TRC term loan and the TRP Revolver. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of March 31, 2017, we do not have any interest rate hedges.

To date, we do not believe our and our subsidiaries’ debt balances have adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt-related transactions, see Note 10 - Debt Obligations to our consolidated financial statements.  For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of March 31, 2017, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

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

The following table displays our operating cash flows using the direct method as a supplement to the presentation in our consolidated financial statements:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(In millions)
Cash flows from operating activities:
Cash received from customers	$2,243.2	$1,486.2	$757.0
Cash received from (paid to) derivative counterparties	1.2	28.1	(26.9)
Cash distributions from equity investments (1)	2.7	—	2.7
Cash outlays for:
Product purchases	1,647.8	1,027.2	620.6
Operating expenses	169.3	125.3	44.0
General and administrative expense	49.0	36.7	12.3
Interest paid, net of amounts capitalized (2)	56.1	82.8	(26.7)
Income taxes paid, net of refunds	(0.2)	1.1	(1.3)
Other cash (receipts) payments	6.4	(0.1)	6.5
Net cash provided by operating activities	$318.7	$241.3	$77.4

(1)

Excludes $3.4 million included in investing activities for the three months ended March 31, 2016 related to distributions from GCF and the T2 Joint Ventures that exceeded cumulative equity earnings. We did not have distributions that exceeded cumulative earnings for the three months ended March 31, 2017.

(2)	Net of capitalized interest paid of $1.7 million and $4.8 million included in investing activities for the three months ended March 31, 2017 and 2016.

Higher commodity prices were the primary contributor to increased cash collections and payments for product purchases in 2017 compared to 2016. Derivative settlements remained an overall source of revenue during 2017, but at a lower amount as commodity price spreads between the prices paid to counterparties and the fixed prices we received on those derivative contracts were lower in 2017 in comparison to 2016. Interest payments are lower this year largely due to repurchases of debt in the first quarter 2016, offset by the timing of payments of interest on two new series of notes we issued in 2016. Cash payments for general and administrative expenses and operating expenses were higher, primarily due to increases in compensation and benefits, contractor and other professional services, coupled with higher utilities and higher maintenance.   Other cash payments in 2017 were higher mainly due to transaction expenses associated with the Permian Acquisition in 2017.

Cash Flows from Investing Activities

Three Months Ended March 31,
2017	2016	2017 vs. 2016
(In millions)
$(625.5)	$(188.0)	$(437.5)

Cash used in investing activities increased in 2017 compared to 2016, primarily due to the $480.8 million outlay for the cash portion due at closing of the Permian Acquisition consideration. An additional $90 million will be paid during the second quarter of 2017, as well as potential contingent consideration payments in 2018 and 2019. Growth and maintenance capital expenditures decreased $45.9 million during 2017 reflecting the completion of major growth projects during 2016.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2017	2016
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$(140.1)	$(845.0)
Equity offerings, net of financing costs	657.2	955.7
Dividends and distributions	(202.5)	(193.4)
Other	(1.3)	3.7
Net cash provided by (used in) financing activities	$313.3	$(79.0)

In 2017, we realized a net source of cash from financing activities, primarily due to a public offering of 9,200,000 shares of common stock to fund the cash portion of the Permian Acquisition purchase price due upon closing and our common stock offerings through our 2016 equity distribution agreement, partially offset by the repayment of our term loan and payments of dividends to shareholders.

In 2016, we incurred a net use of cash from financing activities, primarily due to a net reduction of debt outstanding and payment of dividends and distributions, partially offset by proceeds from our Series A Preferred and Warrants offering. With the proceeds from equity issuances we repurchased a portion of the Partnership’s senior notes through open market repurchases generally at a discount to par values and repaid a portion of our senior secured credit facilities.

Common Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2017:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividend Declared per Share of Common Stock
					( per share amounts)
March 31, 2017	May 16, 2017	$182.8	$180.3	$2.5	$0.91000
December 31, 2016	February 15, 2017	178.3	176.5	1.8	0.91000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter. The Company may elect to pay dividends in kind (“PIK”) for any quarter through December 31, 2017. Under the PIK election, unpaid dividends would be added to the liquidation preference and a commensurate amount of warrants would be issued. We have not made an election to PIK through March 31, 2017.

Cash dividends of $22.9 million were paid to holders of the Series A Preferred during the three months ended March 31, 2017. As of March 31, 2017, cash dividends accrued for our Series A Preferred were $22.9 million, which will be paid on May 15, 2017.

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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Capital expenditures:
Consideration for business acquisition	$1,032.4	$—
Contingent consideration (1)	(461.6)	—
Purchase consideration payable (2)	(90.0)	—
Business acquisition, net of cash acquired	480.8	—
Expansion	148.9	161.9
Maintenance	25.7	15.0
Gross capital expenditures	174.6	176.9
Transfers from materials and supplies inventory to property, plant and equipment	(0.4)	(0.5)
Decrease in capital project payables and accruals	(30.0)	13.7
Cash outlays for capital projects	144.2	190.1
Total	$625.0	$190.1

(1)	See Note 4 – Business Acquisitions and Divestitures of the “Consolidated Financial Statements.” Represents the preliminary estimated fair value of contingent consideration at the acquisition date.
(2)	The payable will be settled in cash within 90 days from March 1, 2017.

We currently estimate that we will invest at least $960 million in net growth capital expenditures (exclusive of outlays for business acquisitions) for announced projects in 2017. Given our objective of growth through expansions of existing assets, other internal growth projects, and acquisitions, we anticipate that over time that we will invest significant amounts of capital to grow and acquire assets. Future expansion capital expenditures may vary significantly based on investment opportunities. Our expansion capital expenditures decreased in the first quarter of 2017 as compared to 2016, primarily due to lower CBF train 5 construction costs, partially offset by the restart of the Benedum Plant and the commencement of construction of the Joyce Plant. Our maintenance capital expenditures increased for 2017 as compared to 2016, primarily due to higher numbers of compressors reaching the end of their maintenance cycles in the first quarter 2017 versus 2016 and increased well connects.

Off-Balance Sheet Arrangements

As of March 31, 2017, there were $38.8 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our customers.

Risk Management

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all our commodity derivatives with major financial institutions or major oil companies. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operations. We sell our natural gas, NGLs and condensate to a variety of purchasers. Non-performance by a trade creditor could result in losses.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2017, we have hedged the commodity price associated with a portion of our expected (i) natural gas equity volumes in our Gathering and Processing operations, (ii) NGL and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (iii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

Our operating revenues increased (decreased) by net hedge adjustments on commodity derivative contracts of $(6.7) million and $21.2 million, during the three months ended March 31, 2017 and 2016, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $53.3 million at December 31, 2016 to a net asset position of $15.4 million at March 31, 2017. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

As of March 31, 2017, we had the following derivative instruments that will settle during the years shown below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu		MMBtu/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	IF-Waha	2.87		103,600	-	-	(2.0)
Swap	IF-Waha	2.68		-	73,600	-	3.7
Swap	IF-Waha	2.77		-	-	45,383	6.5
				103,600	73,600	45,383

Swap	IF-PB	2.51		10,900	-	-	(1.0)
Swap	IF-PB	2.51		-	10,900	-	0.3
				10,900	10,900	-

Swap	IF-PEPL	2.6835		16,000	-	-	(1.1)
Swap	IF-PEPL	2.6835		-	16,000	-	0.4
Swap	IF-PEPL	2.6835		-	-	16,000	1.6
				16,000	16,000	16,000

Swap	NG-NYMEX	3.99		12,000	-	-	2.3

		Put Price	Call Price
Collar	IF-Waha	3.00	3.67	7,500	-	-	0.4
Collar	IF-Waha	3.25	4.20	-	1,849	-	0.2
				7,500	1,849	-

		Put Price	Call Price
Collar	IF-PB	2.80	3.50	15,400	-	-	0.6
Collar	IF-PB	3.00	3.65	-	7,637	-	1.4
				15,400	7,637	-

Basis Swap	EP-PERMIAN	(0.1444)		6,000	-	-	0.5

Basis Swap	PEPL	(0.3308)		6,000	-	-	0.1

Gathering & Processing total				177,400	109,986	61,383	13.9

Other (1)
Swap	NG-NYMEX	(3.1602)		(540)	-	-	$0.0
Basis Swap	Various	(0.1930)		83,964	1,103	-	(1.2)
Future	Various	3.2640		-	1,103	-	(0.1)
Other total				83,424	2,206	-	$(1.3)

							$12.6

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2746		4,498	-	-	0.8
Swap	C2-OPIS-MB	0.2776		-	2,368	-	(1.0)
Swap	C2-OPIS-MB	0.2932		-	-	1,710	(1.0)
Total				4,498	2,368	1,710

Swap	C3-OPIS-MB	0.6505		6,005	-	-	2.2
Swap	C3-OPIS-MB	0.5530		-	2,650	-	(1.3)
Swap	C3-OPIS-MB	0.5530		-	-	2,650	(0.1)
Total				6,005	2,650	2,650

Swap	IC4-OPIS-MB	0.8080		630	-	-	0.2
Swap	IC4-OPIS-MB	0.7487		-	230	-	0.0
Swap	IC4-OPIS-MB	0.7200		-	-	110	(0.0)
Total				630	230	110

Swap	NC4-OPIS-MB	0.7960		1,500	-	-	0.5
Swap	NC4-OPIS-MB	0.7388		-	600	-	0.2
Swap	NC4-OPIS-MB	0.7050		-	-	300	(0.0)
Total				1,500	600	300

Swap	C5-OPIS-MB	1.1056		1,510	-	-	(0.6)
Swap	C5-OPIS-MB	1.0385		-	810	-	(0.7)
Swap	C5-OPIS-MB	1.0825		-	-	569	0.3
Total				1,510	810	569

		Put Price	Call Price
Collar	C2-OPIS-MB	0.240	0.290	410	-	-	0.0

		Put Price	Call Price
Collar	C3-OPIS-MB	0.570	0.68625	380	-	-	0.0

		Put Price	Call Price
Collar	C5-OPIS-MB	1.210	1.415	130	-	-	0.2
Collar	C5-OPIS-MB	1.230	1.385	-	32	-	0.1
Total				130	32	-

Gathering & Processing total				15,063	6,690	5,339	$(0.2)

Other (1)(2)
Future	C2-OPIS-MB	0.2715		4,091	-	-	(0.1)
Future	C2-OPIS-MB	0.3015		-	1,288	-	(0.2)
Total				4,091	1,288	-

Future	C3-OPIS-MB	0.6618		1,400	-	-	0.4

Future	IC4-OPIS-MB	0.7800		218	-	-	(0.0)

Future	Heating Oil	1.5950		(7)	-	-	(0.0)

	Put Price
Option	C2-OPIS-MB	0.2694		727	-	-	0.2
Option	C2-OPIS-MB	0.2963		-	1,644	-	0.8
Total				727	1,644	-

Other total				6,429	2,932	-	$1.1

							$0.9

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d			Fair Value
				2017	2018	2019	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	54.54		2,690	-	-	2.1
Swap	WTI-NYMEX	48.79		-	2,190	-	(2.4)
Swap	WTI-NYMEX	51.19		-	-	1,063	(0.1)
				2,690	2,190	1,063

		Put Price	Call Price
Collar	WTI-NYMEX	54.04	64.09	1,380	-	-	1.7
Collar	WTI-NYMEX	49.76	58.50	-	691	-	0.4
Collar	WTI-NYMEX	48.00	56.25	-	-	590	0.2
				1,380	691	590

Total				4,070	2,881	1,653

							1.9

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. As of March 31, 2017, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, TRP Revolver and the Securitization Facility will also increase. As of March 31, 2017, the Partnership had $285.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility, and we had outstanding variable rate borrowings of $435.0 million under the TRC Revolver and no borrowings under our term loan facility. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by $2.9 million and our consolidated annual interest expense by $7.2 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts)

at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $30.1 million as of March 31, 2017. The range of losses attributable to our individual counterparties would be between $0.1 million and $13.3 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of March 31, 2017, our operating income would decrease by $5.4 million in the year of the assessment.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure because of the material weakness in our internal control over financial reporting as described below.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report, we did not maintain effective controls over the preparation and review of income tax provisions for interim periods. Specifically, our controls were not designed to detect material clerical errors, as well as identify and address unusual and infrequently occurring circumstances requiring special consideration under accounting standards applicable to the determination of income tax expense for interim periods.

Remediation Status

In response to the material weakness disclosed in our Annual Report, we developed a plan for remediation that consists of the following elements:

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

We are in the process of testing and evaluating the operational effectiveness of the revised controls and procedures in conjunction with the preparation of our interim financial statements during 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, during our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 18 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet to be purchased under the plan
January 1, 2017 - January 31, 2017	$6,990	$57.95	—	—
February 1, 2017 - February 28, 2017	1,829	58.69	—	—

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Number	Description

2.1***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Delaware Midstream, LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Corp.’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-34991)).

2.2***

Membership Interest Purchase and Sale Agreement, dated January 22, 2017, by and between Targa Resources Partners LP and Outrigger Energy, LLC (incorporated by reference to Exhibit 2.2 to Targa Resources Corp.’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-34991)).

2.3***

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

10.1

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.2

Indemnification Agreement by and between Targa Resources Corp. and Robert Muraro, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-34991)).

10.3

Supplemental Indenture dated March 10, 2017 to Indenture dated January 31, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

Number	Description

10.4

Supplemental Indenture dated March 10, 2017 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

10.5

Supplemental Indenture dated March 10, 2017 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

10.6

Supplemental Indenture dated March 10, 2017 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

10.7

Supplemental Indenture dated March 10, 2017 to Indenture dated January 30, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

10.8

Supplemental Indenture dated March 10, 2017 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

10.9

Supplemental Indenture dated March 10, 2017 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Targa Resources Partners LP’s Quarterly Report on Form 10-Q filed May 4, 2017 (File No. 001-33303)).

10.10+

Targa Resources Corp. 2017 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Partner’s Current Report on Form 8-K filed January 25, 2017(File No. 001-33303)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 4, 2017	By:	/s/ Matthew J. Meloy
Matthew J. Meloy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)