Form 10-Q
period 2018-06-30
Targa Resources Corp.
filed 2018-08-09
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 225,558,580 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$281.6	$137.2
Trade receivables, net of allowances of $0.0 and $0.1 million at June 30, 2018 and December 31, 2017	867.2	827.6
Inventories	181.4	204.5
Assets from risk management activities	54.2	37.9
Other current assets	47.1	62.7
Total current assets	1,431.5	1,269.9
Property, plant and equipment	15,451.0	14,205.4
Accumulated depreciation	(4,029.7)	(3,775.4)
Property, plant and equipment, net	11,421.3	10,430.0
Intangible assets, net	2,074.3	2,165.8
Goodwill, net	256.6	256.6
Long-term assets from risk management activities	21.7	23.2
Investments in unconsolidated affiliates	363.9	221.6
Other long-term assets	26.8	21.5
Total assets	$15,596.1	$14,388.6

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,670.1	$1,186.9
Liabilities from risk management activities	103.2	79.7
Current debt obligations	180.0	350.0
Total current liabilities	1,953.3	1,616.6
Long-term debt	5,392.5	4,703.0
Long-term liabilities from risk management activities	35.5	19.6
Deferred income taxes, net	519.2	479.0
Other long-term liabilities	214.8	597.9
Contingencies (see Note 18)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, issued and outstanding 965,100 shares), net of discount (see Note 11)	230.6	216.5
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized)	0.2	0.2
Issued Outstanding
June 30, 2018 226,127,081 225,487,048
December 31, 2017 218,152,620 217,566,980
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	6,233.7	6,302.8
Retained earnings (deficit)	60.0	(77.2)
Accumulated other comprehensive income (loss)	(37.9)	(29.9)
Treasury stock, at cost (640,033 shares as of June 30, 2018 and 585,640 shares as of December 31, 2017)	(38.2)	(35.6)
Total Targa Resources Corp. stockholders' equity	6,217.8	6,160.3
Noncontrolling interests in subsidiaries	1,032.4	595.7
Total owners' equity	7,250.2	6,756.0
Total liabilities, Series A Preferred Stock and owners' equity	$15,596.1	$14,388.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities (see Note 3)	$2,154.1	$1,623.8	$4,327.4	$3,481.7
Fees from midstream services (see Note 3)	290.3	243.9	572.6	498.6
Total revenues	2,444.4	1,867.7	4,900.0	3,980.3
Costs and expenses:
Product purchases (see Note 3)	1,905.3	1,420.6	3,846.2	3,074.8
Operating expenses	170.5	155.2	343.7	307.2
Depreciation and amortization expense	202.6	203.4	400.7	394.6
General and administrative expense	57.0	51.0	113.8	99.6
Other operating (income) expense	(46.4)	0.3	(46.1)	16.5
Income (loss) from operations	155.4	37.2	241.7	87.6
Other income (expense):
Interest income (expense), net	(62.0)	(62.1)	(46.0)	(125.1)
Equity earnings (loss)	1.9	(4.2)	3.4	(16.8)
Gain (loss) from financing activities	(2.0)	(10.7)	(2.0)	(16.5)
Change in contingent considerations	60.6	2.1	4.5	(1.2)
Other, net	—	2.3	—	(2.8)
Income (loss) before income taxes	153.9	(35.4)	201.6	(74.8)
Income tax (expense) benefit	(32.8)	106.0	(41.6)	34.9
Net income (loss)	121.1	70.6	160.0	(39.9)
Less: Net income (loss) attributable to noncontrolling interests	12.0	13.0	28.0	21.8
Net income (loss) attributable to Targa Resources Corp.	109.1	57.6	132.0	(61.7)
Dividends on Series A Preferred Stock	22.9	22.9	45.8	45.8
Deemed dividends on Series A Preferred Stock	7.2	6.3	14.1	12.5
Net income (loss) attributable to common shareholders	$79.0	$28.4	$72.1	$(120.0)

Net income (loss) per common share - basic	$0.36	$0.14	$0.33	$(0.61)
Net income (loss) per common share - diluted	$0.35	$0.14	$0.33	$(0.61)
Weighted average shares outstanding - basic	221.1	203.7	219.9	197.8
Weighted average shares outstanding - diluted	222.8	205.0	221.5	197.8
Dividends per common share declared for the period	$0.91	$0.91	$1.82	$1.82

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2018			2017
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$121.1			$70.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(103.0)	$26.0	(77.0)	$29.8	$(11.3)	18.5
Settlements reclassified to revenues	7.8	(3.2)	4.6	(5.7)	2.2	(3.5)
Other comprehensive income (loss)	(95.2)	22.8	(72.4)	24.1	(9.1)	15.0
Comprehensive income (loss)			48.7			85.6
Less: Comprehensive income (loss) attributable to noncontrolling interests			12.0			13.0
Comprehensive income (loss) attributable to Targa Resources Corp.			$36.7			$72.6

	Six Months Ended June 30,
	2018			2017
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$160.0			$(39.9)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(38.3)	$10.6	(27.7)	$96.0	$(36.5)	59.5
Settlements reclassified to revenues	34.4	(9.5)	24.9	0.4	(0.1)	0.3
Other comprehensive income (loss)	(3.9)	1.1	(2.8)	96.4	(36.6)	59.8
Comprehensive income (loss)			157.2			19.9
Less: Comprehensive income (loss) attributable to noncontrolling interests			28.0			21.8
Comprehensive income (loss) attributable to Targa Resources Corp.			$129.2			$(1.9)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2017	217,567	$0.2	$6,302.8	$(77.2)	$(29.9)	586	$(35.6)	$595.7	$6,756.0	$216.5
Impact of accounting standard adoption (see Note 3)	—	—	—	5.2	(5.2)	—	—	—	—	—
Compensation on equity grants	—	—	26.9	—	—	—	—	—	26.9	—
Distribution equivalent rights	—	—	(6.5)	—	—	—	—	—	(6.5)	—
Shares issued under compensation program	235	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(54)	—	—	—	—	54	(2.6)	—	(2.6)	—
Issuance of common stock	7,680	—	369.5	—	—	—	—	—	369.5	—
Exercise of warrants - share settled	59	—	—	—	—	—	—	—	—	—
Series A Preferred Stock dividends
Dividends	—	—	—	(45.8)	—	—	—	—	(45.8)	—
Dividends in excess of retained earnings	—	—	(45.8)	45.8	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(14.1)	—	—	—	—	—	(14.1)	14.1
Common stock dividends
Dividends	—	—	—	(399.1)	—	—	—	—	(399.1)	—
Dividends in excess of retained earnings	—	—	(399.1)	399.1	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(39.4)	(39.4)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	447.1	447.1	—
Acquisition of related party (see Note 17)	—	—	—	—	—	—	—	1.1	1.1	—
Purchase of noncontrolling interests in subsidiary	—	—	—	—	—	—	—	(0.1)	(0.1)	—
Other comprehensive income (loss)	—	—	—	—	(2.8)	—	—	—	(2.8)	—
Net income (loss)	—	—	—	132.0	—	—	—	28.0	160.0	—
Balance, June 30, 2018	225,487	$0.2	$6,233.7	$60.0	$(37.9)	640	$(38.2)	$1,032.4	$7,250.2	$230.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2016	184,721	$0.2	$5,506.2	$(187.3)	$(38.3)	514	$(32.2)	$475.8	$5,724.4	$190.8
Impact of accounting standard adoption	—	—	—	56.1	—	—	—	—	56.1	—
Compensation on equity grants	—	—	21.5	—	—	—	—	—	21.5	—
Distribution equivalent rights	—	—	(4.6)	—	—	—	—	—	(4.6)	—
Shares issued under compensation program	179	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(45)	—	—	—	—	45	(2.1)	—	(2.1)	—
Issuance of common stock	30,721	—	1,558.5	—	—	—	—	—	1,558.5	—
Series A Preferred Stock dividends
Dividends	—	—	—	(45.8)	—	—	—	—	(45.8)	—
Dividends in excess of retained earnings	—	—	(45.8)	45.8	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(12.5)	—	—	—	—	—	(12.5)	12.5
Common stock dividends
Dividends	—	—	—	(356.9)	—	—	—	—	(356.9)	—
Dividends in excess of retained earnings	—	—	(356.9)	356.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27.3)	(27.3)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16.5	16.5	—
Purchase of noncontrolling interests in subsidiary, net of tax impact	—	—	—	—	—	—	—	(12.5)	(12.5)	—
Other comprehensive income (loss)	—	—	—	—	59.8	—	—	—	59.8	—
Net income (loss)	—	—	—	(61.7)	—	—	—	21.8	(39.9)	—
Balance, June 30, 2017	215,576	$0.2	$6,666.4	$(192.9)	$21.5	559	$(34.3)	$474.3	$6,935.2	$203.3

See notes to consolidated financial statements

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$160.0	$(39.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	5.6	5.9
Compensation on equity grants	26.9	21.5
Depreciation and amortization expense	400.7	394.6
Accretion of asset retirement obligations	1.9	2.2
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	(75.4)	6.9
Deferred income tax expense (benefit)	41.6	(34.5)
Equity (earnings) loss of unconsolidated affiliates	(3.4)	16.8
Distributions of earnings received from unconsolidated affiliates	9.7	4.0
Risk management activities	10.4	5.2
(Gain) loss on sale or disposition of assets	(46.8)	16.2
(Gain) loss from financing activities	2.0	16.5
Change in contingent considerations included in Other expense (income)	(4.5)	1.2
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(8.8)	303.8
Inventories	9.3	(68.6)
Accounts payable and other liabilities	14.5	(187.3)
Net cash provided by operating activities	543.7	464.5
Cash flows from investing activities
Outlays for property, plant and equipment	(1,162.5)	(527.6)
Outlays for business acquisition, net of cash acquired	—	(570.8)
Proceeds from sale of assets	71.5	1.0
Investments in unconsolidated affiliates	(142.6)	(0.6)
Return of capital from unconsolidated affiliates	2.0	3.2
Other, net	(5.3)	(13.8)
Net cash used in investing activities	(1,236.9)	(1,108.6)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	640.0	1,926.0
Repayments of credit facilities	(945.0)	(1,916.0)
Proceeds from borrowings under accounts receivable securitization facility	270.0	218.5
Repayments of accounts receivable securitization facility	(440.0)	(243.5)
Proceeds from issuance of senior notes and term loan	1,000.0	—
Redemption of senior notes and term loan	—	(447.6)
Proceeds from issuance of common stock	372.4	1,573.4
Costs incurred in connection with financing arrangements	(21.7)	(14.9)
Repurchase of shares and units under compensation plans	(0.4)	(0.6)
Purchase of noncontrolling interests in subsidiary	(0.1)	(12.5)
Contributions from noncontrolling interests	447.1	16.5
Distributions to noncontrolling interests	(33.8)	(21.4)
Distributions to Partnership unitholders	(5.6)	(5.6)
Dividends paid to common and Series A preferred shareholders	(445.3)	(403.0)
Net cash provided by (used in) financing activities	837.6	669.3
Net change in cash and cash equivalents	144.4	25.2
Cash and cash equivalents, beginning of period	137.2	73.5
Cash and cash equivalents, end of period	$281.6	$98.7

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

The unaudited consolidated financial statements for the three and six months ended June 30, 2018 include all adjustments that we believe are necessary for a fair statement of the results for interim periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation.

Our financial results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in this update affect narrow aspects of the guidance issued in ASU 2016-02 and is intended to alleviate unintended consequences from applying the new standard. The amendments do not make substantive changes to the core provisions or principles of the new standard and will be considered during our implementation process.

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the amendments in this update also provide lessors with a practical expedient (provided certain conditions are met), by class of underlying asset, to not separate the nonlease component(s) from the associated lease component for purposes of income statement presentation.

We expect to adopt Topic 842 on January 1, 2019, and intend to elect the land easement practical expedient as well as the optional additional transition method. We are currently in the process of gathering a complete population of our lease arrangements, securing a software solution, and evaluating the impact of the new standard on our consolidated financial statements. Based on our evaluation to-date and from the perspective as the lessee, our leasing activity primarily consists of railcars, office space, tractors, vehicles and terminals. Though the evaluation process is still in progress, we currently anticipate that this new lease guidance will result in changes to the way we recognize, present and disclose our operating leases in our consolidated financial statements, including the recognition of a lease liability and an offsetting right-of-use asset in our consolidated balance sheet for our operating leases (with the exception of short-term leases).

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

The following tables summarize the effects of adoption on our consolidated financial statements:

	Three Months Ended June 30, 2018
	Pre-Adoption	Effect of Adoption	Post-Adoption
Revenues:
Sales of commodities	$2,234.0	$(79.9)	$2,154.1
Fees from midstream services	296.5	(6.2)	290.3
Total revenues	2,530.5	(86.1)	2,444.4
Costs and expenses:
Product purchases	1,991.4	(86.1)	1,905.3
Income from operations	155.4	—	155.4
Income (loss) before income taxes	153.9	—	153.9
Net income (loss)	$121.1	$—	$121.1

	Six Months Ended June 30, 2018
	Pre-Adoption	Effect of Adoption	Post-Adoption
Revenues:
Sales of commodities	$4,493.4	$(166.0)	$4,327.4
Fees from midstream services	585.4	(12.8)	572.6
Total revenues	5,078.8	(178.8)	4,900.0
Costs and expenses:
Product purchases	4,025.0	(178.8)	3,846.2
Income from operations	241.7	—	241.7
Income (loss) before income taxes	201.6	—	201.6
Net income (loss)	$160.0	$—	$160.0

See Note 19 – Revenue for information regarding our performance obligations and Note 22 – Segment Information for further disaggregation of our revenues.

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

Cash Flow Classification

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update clarify how entities should classify certain cash receipts and cash payments in the statement of cash flows related to the following transactions: (1) debt prepayment or extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance; (6) distributions received from equity method investees; and (7) beneficial interests in securitization transactions. Additionally, the update clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amendments were effective for us on January 1, 2018 and were adopted on a retrospective basis, with no material effect on our consolidated financial statements. In addition, we elected to continue to apply our historical cumulative earnings approach to classify distributions received from equity method investees.

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

Accounting Policy Updates

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Besides those noted below, there were no other significant updates or revisions to our policies during the six months ended June 30, 2018.

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

We generally report sales revenues on a gross basis in our Consolidated Statements of Operations, as we typically act as the principal in the transactions where we receive and control commodities. However, buy-sell transactions that involve purchases and sales of inventory with the same counterparty, which are legally contingent or in contemplation of one another, as well as other instances where we do not control the commodities, but rather are acting as an agent to the supplier, are reported as a single revenue transaction on a combined net basis.

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

Our service contracts typically contain a single performance obligation. The underlying activities performed by us are considered inputs to an integrated service and not separable because such activities in combination are required to successfully transfer the single overall service that the customer has contracted for and expects to receive. Therefore, the underlying activities in such contracts are not considered to be distinct services. However, in certain instances, the customer may contract for additional distinct services and therefore additional performance obligations may exist. In such instances, the transaction price is allocated to the multiple performance obligations based on their relative standalone selling prices. The performance obligation(s) in our service contracts is a series of distinct days of the applicable service over the life of the contract (fundamentally a stand-ready service), whereby we recognize revenue over time using an output method of progress based on the passage of time (i.e., each day of service). This output method is appropriate because it directly relates to the value of service transferred to the customer to date, relative to the remaining days of service promised under the contract.

The transaction price for our service contracts is typically comprised of variable consideration, which is primarily dependent on the volume and composition of the commodities delivered and serviced. The variable consideration is generally commensurate with our efforts to perform the service and the terms of the variable payments relate specifically to our efforts to satisfy each day of distinct service. Therefore, the variable consideration is typically not estimated at contract inception, but rather the allocation exception for variable consideration is applied, whereby the variable consideration is allocated to each day of service and recognized as revenue when each day of service is provided. When we are entitled to noncash consideration in the form of commodities, the variability related to the form of consideration (market price) and reasons other than form (volume and composition) are interrelated to the service, and therefore, we measure the noncash consideration at the point in time when the volume, mix and market price related to the commodities retained in-kind are known. This results in the recognition of revenue based on the market price of the commodity when the service is performed. In addition, if the transaction price includes a fixed component (i.e., a fixed capacity reservation fee), the fixed component is recognized ratably on a straight line basis over the contract term, as each day of service has elapsed, which is consistent with the output method of progress selected for the performance obligation.

Our customers are typically billed on a monthly basis, or earlier, if final delivery and sale of commodities is made prior to month-end, and payment is typically due within 10 to 30 days. As a practical matter, we define the unit of account for revenue recognition purposes based on the passage of time ranging from one month to one quarter, rather than each day. This is because the financial reporting outcome is the same regardless of whether each day or month/quarter is treated as the distinct service in the series. That is, at the end of each month or quarter, the variability associated with the amount of consideration for which we are entitled to, is resolved, and can be included in that month or quarter’s revenue.

Significant Judgments

Certain provisions of our service contracts (i.e., tiered price structures) require further assessment to determine if the allocation exception for variable consideration is met. If the allocation exception is not met, we estimate the total consideration that we expect to be entitled to for the applicable term of the contract, based on projections of future activity. In such instance, revenue is recognized using an output method of progress based on the volume of commodities serviced during the reporting period. Our estimate of total consideration is reassessed each reporting period until contract completion.

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

Contract Assets

Contract assets are presented separately from amounts presented as a receivable when or as a performance obligation(s) is satisfied and prior to having a right to payment that is unconditional at the end of the reporting period. We classify our contract assets as receivables because we generally have an unconditional right to payment for the commodities sold or services performed at the end of reporting period.

Note 4 – Newly-Formed Joint Ventures and Acquisitions

Joint Ventures

Grand Prix Joint Venture

In May 2017, we announced plans to construct Grand Prix, a new common carrier NGL pipeline. Grand Prix will transport volumes from the Permian Basin and our North Texas system to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix will be supported by our volumes and other third party customer commitments, and is expected to be fully in service in the second quarter of 2019.

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

The capacity of the 24-inch pipeline segment from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d. The pipeline segment from the Permian Basin will be connected to a 30-inch diameter pipeline segment in North Texas, where Permian, North Texas and Oklahoma volumes will be connected to Mont Belvieu, and will have capacity of approximately 450 MBbl/d, expandable to 950 MBbl/d. The capacity from southern Oklahoma to North Texas will vary based on telescoping pipe size.

Grand Prix economics related to volumes flowing on the pipeline from the Permian Basin to Mont Belvieu are included in the Blackstone and Grand Prix Development LLC (“Grand Prix DevCo JV”) joint venture arrangements, while the economics related to volumes flowing from North Texas and southern Oklahoma to Mont Belvieu accrue solely to Targa’s benefit.

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

Gulf Coast Express Joint Venture

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of Gulf Coast Express Pipeline (“GCX”), a natural gas pipeline from the Waha hub to Agua Dulce, Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each own a 25% interest, and KMTP owns a 50% interest in GCX. In addition, Apache Corporation (which will also be a shipper on GCX) has an option to purchase up to a 15% equity stake from KMTP. KMTP will serve as the operator and constructor of GCX, and we will commit significant volumes to the pipeline. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is expected to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019, pending the receipt of necessary regulatory approvals. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the GCX Joint Venture.

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

DevCo Joint Ventures

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) to fund portions of Grand Prix, GCX and an approximately 100 MBbl/d fractionator in Mont Belvieu, Texas (“Train 6”). Stonepeak owns a 95% interest in the Grand Prix DevCo JV, which owns a 20% interest in the Grand Prix Joint Venture (which does not include the extension into southern Oklahoma). Stonepeak owns an 80% interest in both Targa GCX Pipeline LLC (“GCX DevCo JV”), which owns our 25% interest in GCX, and Targa Train 6 LLC (“Train 6 DevCo JV”), which owns a 100% interest in certain assets associated with Train 6. The Train 6 DevCo JV does not include certain fractionation-related infrastructure such as brine and storage, which will be funded and owned 100% by us. We hold the remaining interests in the DevCo JVs as well as control the management, construction and operation of Grand Prix and Train 6.

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

Agua Blanca Joint Venture

In April 2018, we joined WhiteWater Midstream, LLC (“WhiteWater Midstream”), WPX Energy, Inc., and Markwest Energy Partners, L.P., as joint venture partners in WhiteWater Midstream’s Delaware Basin Agua Blanca pipeline (“Agua Blanca Joint Venture”). The Agua Blanca pipeline is an approximately 160 mile natural gas residue pipeline with an initial capacity of 1.4 Bcf/d. The pipeline, which commenced operations in April 2018, runs from Orla, Texas to the Waha hub, servicing portions of Culberson, Loving, Pecos, Reeves and Ward counties with multiple direct downstream connections including to the Trans-Pecos Header. We acquired a 10% interest in the Agua Blanca Joint Venture for $3.5 million. See Note 7 – Investments in Unconsolidated Affiliates for activity related to the Agua Blanca Joint Venture.

Carnero Joint Venture

In May 2018, Sanchez Midstream Partners LP and we merged our respective 50% interests in the Carnero Gathering and Carnero Processing Joint Ventures, which own the high-pressure Carnero gathering line and Raptor natural gas processing plant, to form an expanded 50/50 joint venture in South Texas (the “Carnero Joint Venture”). In connection with the joint venture merger transactions, the Carnero Joint Venture  acquired our 200 MMcf/d Silver Oak II natural gas processing plant located in Bee County Texas, which increased the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d. Additional enhancements to the prior joint ventures include dedication of over 315,000 additional gross acres in the Western Eagle Ford, operated by Sanchez Energy Corporation, under a new long-term firm gas gathering and processing agreement. Including the approximately 105,000 Catarina acreage, the joint venture now has over 420,000 gross acres dedicated long term. We operate the gas gathering and processing facilities in the joint venture. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

Subsequent Event

In August 2018, we announced, along with NextEra Energy Pipeline Holdings, LLC (“NextEra”), WhiteWater Midstream, LLC, and MPLX, LP (collectively, the “Whistler participants”), the execution of a letter of intent for the joint development of the Whistler Pipeline (“Whistler”) which would provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Whistler is designed to transport approximately 2.0 Bcf/d of natural gas from the Waha hub to Agua Dulce, TX, with an additional segment continuing from Agua Dulce to Wharton County, TX. Supply for Whistler would be sourced from multiple upstream connections in both the Midland and Delaware basins, including direct connections to Targa plants and the Agua Blanca pipeline. Whistler would be supported by collective commitments in excess of 1.5 Bcf/d from the Whistler participants and their respective producer customers, and would be constructed by NextEra. Targa would operate the pipeline, which is scheduled to begin operation in the fourth quarter of 2020, pending the completion of definitive agreements, final investment decisions by the Whistler participants, and regulatory approvals.

Acquisitions

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the “initial purchase price”). Subject to certain performance-linked measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments. The first earn-out payment due in May 2018 expired with no required payment. The second potential earn-out payment would occur in May 2019 and will be based upon a multiple of realized gross margin from contracts that existed on March 1, 2017.

Pro Forma Impact of Permian Acquisition on Consolidated Statements of Operations

The following summarized unaudited pro forma Consolidated Statements of Operations information for the three and six months ended June 30, 2017 assumes that the Permian Acquisition occurred as of January 1, 2016. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had we completed this acquisition as of January 1, 2016, or that would be attained in the future.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Pro Forma	Pro Forma
Revenues	$1,867.7	$3,994.4
Net income (loss)	70.7	(41.2)

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

•	Exclude $5.2 million of acquisition-related costs incurred as of June 30, 2017 from pro forma net income for the three and six months ended June 30, 2017.

•	Reflect the income tax effects of the above pro forma adjustments.

Contingent Consideration

A contingent consideration liability arising from potential earn-out payments in connection with the Permian Acquisition has been recognized at its fair value. We agreed to pay up to an additional $935.0 million in aggregate potential earn-out payments in May 2018 and May 2019. The acquisition date fair value of the potential earn-out payments of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) have been included in Other income (expense).

During the three months ended June 30, 2018 and 2017, we recognized $60.6 million income and $2.1 million income in Other income (expense) related to the change in fair value of the contingent consideration. The decrease in fair value of the contingent consideration during the three months ended June 30, 2018 was primarily attributable to lower forecasted volumes for the remainder of the earn-out period, partially offset by a shorter discount period. The underlying forecasted volumes reflect the most recently observed production trends. During the six months ended June 30, 2018 and 2017, we recognized $4.6 million income and $1.1 million expense in Other income (expense) related to the change in fair value of the contingent consideration.

The portion of the earn-out due in 2018 expired with no required payment. As of June 30, 2018, the fair value of the second potential earn-out payment of $312.4 million has been recorded as a component of Accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. See Note 16 – Fair Value Measurements for additional discussion of the fair value methodology.

Note 5 — Inventories

	June 30, 2018	December 31, 2017
Commodities	$155.6	$191.6
Materials and supplies	25.8	12.9
	$181.4	$204.5

Note 6 — Property, Plant and Equipment and Intangible Assets

	June 30, 2018	December 31, 2017	Estimated Useful Lives (In Years)
Gathering systems	$7,193.0	$7,037.2	5 to 20
Processing and fractionation facilities	3,687.2	3,569.6	5 to 25
Terminaling and storage facilities	1,313.4	1,244.1	5 to 25
Transportation assets	392.1	343.6	10 to 25
Other property, plant and equipment	312.0	303.7	3 to 25
Land	144.3	125.7	—
Construction in progress	2,409.0	1,581.5	—
Property, plant and equipment	15,451.0	14,205.4
Accumulated depreciation	(4,029.7)	(3,775.4)
Property, plant and equipment, net	$11,421.3	$10,430.0

Intangible assets	$2,736.6	$2,736.6	10 to 20
Accumulated amortization	(662.3)	(570.8)
Intangible assets, net	$2,074.3	$2,165.8

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

The changes in our intangible assets are as follows:

Balance at December 31, 2017	$2,165.8
Amortization	(91.5)
Balance at June 30, 2018	$2,074.3

Asset Sale

During the second quarter of 2018, we sold our inland marine barge business to a third party for approximately $69.3 million. As a result of the sale, we recognized a gain of $48.1 million in our Consolidated Statements of Operations for the three months ended June 30, 2018 as part of Other operating (income) expense. We continue to own and operate two ocean-going barges.

Note 7 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

•	a 38.8% non-operated ownership interest in Gulf Coast Fractionators LP (“GCF”);
•

three non-operated joint ventures in South Texas acquired in the Atlas mergers in 2015: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), a gas gathering company; a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), a gas gathering company; and a 50% interest in T2 Cogeneration Holdings L.L.C. (T2 EF Cogen”), which owns a cogeneration facility, (together the “T2 Joint Ventures”);

•	a 50% operated ownership interest in the Cayenne Joint Venture;
•	a 25% non-operated ownership interest in GCX;
•	a 50% operated ownership interest in Little Missouri 4; and
•	a 10% non-operated ownership interest in the Agua Blanca Joint Venture.

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

GCX, Little Missouri 4, Cayenne, and Agua Blanca Joint Ventures

See Note 4 – Newly-Formed Joint Ventures and Acquisitions for discussion of the formation of our GCX Joint Venture and Little Missouri 4 Joint Venture, and our acquisition of interests in the Cayenne Joint Venture and the Agua Blanca Joint Venture.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2017	Equity Earnings (Loss)	Cash Distributions (1)	Acquisition	Contributions (2)	Balance at June 30, 2018
GCF	$45.8	$9.1	$(11.1)	$—	$—	$43.8
T2 LaSalle (3)	54.1	(2.6)	—	—	0.1	51.6
T2 Eagle Ford (3)	109.2	(5.0)	—	—	—	104.2
T2 EF Cogen	3.9	(0.9)	—	—	—	3.0
Cayenne	8.6	2.8	(0.6)	—	3.8	14.6
GCX	—	—	—	—	101.4	101.4
Little Missouri 4	—	—	(8.0)	—	49.3	41.3
Agua Blanca	—	—	—	3.5	0.5	4.0
Total	$221.6	$3.4	$(19.7)	$3.5	$155.1	$363.9

(1)

Includes $2.0 million in distributions received from GCF in excess of our share of cumulative earnings for the six months ended June 30, 2018. Such excess distributions are considered a return of capital and disclosed in cash flows from investing activities in the Consolidated Statements of Cash Flows in the period in which they occur. Also includes an $8.0 million distribution from Little Missouri 4 as a reimbursement of pre-formation expenditures.

(2)

Includes a $16.0 million initial contribution of property, plant and equipment to Little Missouri 4. See Note 21 – Supplemental Cash Flow Information. Also includes $0.9 million of capitalized interest attributable to our investment in GCX.

(3)

The carrying values of the T2 Joint Ventures include the effects of the Atlas mergers purchase accounting, which determined fair values for the joint ventures as of the date of acquisition. As of June 30, 2018, $25.4 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Note 8 — Accounts Payable and Accrued Liabilities

	June 30, 2018	December 31, 2017
Commodities	$729.5	$711.5
Other goods and services	382.5	289.7
Interest	85.9	54.4
Income and other taxes	58.5	27.1
Permian Acquisition contingent consideration, estimated current portion	312.4	6.8
Compensation and benefits	42.7	52.8
Preferred Series A dividends payable	22.9	22.9
Other	35.7	21.7
	$1,670.1	$1,186.9

Accounts payable and accrued liabilities includes $60.8 million and $50.4 million of liabilities to creditors to whom we have issued checks that remained outstanding as of June 30, 2018 and December 31, 2017. The current portion of the estimated Permian Acquisition contingent consideration represents the fair value of the earn-out payments due within twelve months of the respective balance sheet dates.

Note 9 — Debt Obligations

	June 30, 2018	December 31, 2017
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due December 2018 (2)	$180.0	$350.0

Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due June 2023 (3)	150.0	435.0
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due June 2023 (4)	—	20.0
Senior unsecured notes:
4⅛% fixed rate, due November 2019	749.4	749.4
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	500.0	500.0
5⅞% fixed rate, due April 2026	1,000.0	—
5⅜% fixed rate, due February 2027	500.0	500.0
5% fixed rate, due January 2028	750.0	750.0
TPL notes, 4¾% fixed rate, due November 2021	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023	48.1	48.1
Unamortized premium	0.4	0.4
	5,428.0	4,733.0
Debt issuance costs, net of amortization	(35.5)	(30.0)
Long-term debt	5,392.5	4,703.0
Total debt obligations	$5,572.5	$5,053.0
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (3)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (4)	71.5	27.2
	$71.5	$27.2

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)	As of June 30, 2018, the Partnership had $346.2 million of qualifying receivables under its $350.0 million accounts receivable securitization facility, resulting in availability of $166.2 million.
(3)	As of June 30, 2018, availability under TRC’s $670.0 million senior secured revolving credit facility (“TRC Revolver”) was $520.0 million.
(4)	As of June 30, 2018, availability under the Partnership’s $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $2,128.5 million.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the six months ended June 30, 2018:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC Revolver	3.3% - 3.8%	3.5%
TRP Revolver	3.4% - 5.5%	3.8%
Partnership's accounts receivable securitization facility	2.6% - 3.1%	2.8%

Compliance with Debt Covenants

As of June 30, 2018, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes

In April 2018, the Partnership issued $1.0 billion aggregate principal amount of 5⅞% senior notes due April 2026 (the “5⅞% Senior Notes due 2026”). The Partnership used the net proceeds of $991.9 million after costs from this offering to repay borrowings under its credit facilities and for general partnership purposes. The 5⅞% Senior Notes due 2026 are unsecured senior obligations that have substantially the same terms and covenants as the Partnership’s other senior notes.

TRC Revolver Amendment

In June 2018, we entered into an agreement to amend the TRC Revolver to extend the maturity date from February 2020 to June 2023. The available commitments of $670.0 million and our ability to request additional commitments of $200.0 million remained unchanged. The TRC Revolver continues to bear interest costs that are dependent on the ratio of non-Partnership consolidated funded indebtedness to consolidated adjusted EBITDA, as defined in the TRC Revolver, and the covenants remained substantially the same.

We incurred a loss of $0.7 million to partially write off debt issuance costs associated with the TRC Revolver as a result of a change in syndicate members. The remaining debt issuance costs, along with debt issuance costs incurred with this amendment, will be amortized on a straight-line basis over the TRC Revolver’s new term.

TRP Revolver Amendment

In June 2018, the Partnership entered into an agreement to amend and restate the TRP Revolver, which extended the maturity date from October 2020 to June 2023, increased available commitments from $1.6 billion to $2.2 billion and lowered the applicable margin range and commitment fee range used in the calculation of interest. The Partnership’s ability to request additional commitments of $500.0 million remained unchanged.

The TRP Revolver bears interest, at the Partnership’s option, either at the base rate or the Eurodollar rate. The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin (a) before the collateral release date, ranging from 0.25% to 1.25% dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (b) upon and after the collateral release date, ranging from 0.125% to 0.75% dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings. The Eurodollar rate is equal to LIBOR rate plus an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings.

The Partnership is required to pay a commitment fee equal to an applicable rate ranging from (a) before the collateral release date, 0.25% to 0.375% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) and (b) upon and after the collateral release date, 0.125% to 0.35% (dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate ranging plus an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings. The TRP Revolver’s covenants remained substantially the same.

The Partnership incurred a loss of $1.3 million to partially write-off debt issuance costs associated with the TRP Revolver amendment as a result of a change in syndicate members. The remaining debt issuance costs, along with debt issuance costs incurred with this amendment, will be amortized on a straight-line basis over the TRP Revolver’s new term.

Note 10 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	June 30, 2018	December 31, 2017
Asset retirement obligations	$53.1	$50.8
Mandatorily redeemable preferred interests	1.2	76.2
Deferred revenue	134.3	136.2
Permian Acquisition contingent consideration, noncurrent portion	—	310.2
Other liabilities	26.2	24.5
Total long-term liabilities	$214.8	$597.9

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

For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. As redemption cannot occur before 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value as of June 30, 2018.

In February 2018, the parties amended the agreements governing each joint venture to: (i) increase the priority return for capital contributions made on or after January 1, 2017; and (ii) add a non-consent feature effective with respect to certain capital projects undertaken on or after January 1, 2017. During the six months ended June 30, 2018, the change in the estimated redemption value of the mandatorily redeemable preferred interests is primarily attributable to the amendments.

Deferred Revenue

We have certain long-term contractual arrangements under which we have received consideration, but which require future performance by Targa. These arrangements result in deferred revenue, which will be recognized over the periods that performance will be provided.

Deferred revenue includes consideration received related to the construction and operation of a crude oil and condensate splitter. On December 27, 2015, Targa Terminals LLC and Noble Americas Corp., then a subsidiary of Noble Group Ltd., entered into a long-term, fee-based agreement (the “Splitter Agreement”) under which we will build and operate a crude oil and condensate splitter at our Channelview Terminal on the Houston Ship Channel (the “Channelview Splitter”) and provide approximately 730,000 Bbl of storage capacity. The Channelview Splitter will have the capability to split approximately 35,000 Bbl/d of crude oil and condensate into its various components, including naphtha, kerosene, gas oil, jet fuel and liquefied petroleum gas and will provide segregated storage for the crude, condensate and components. The Channelview Splitter project is expected to be substantially completed in the late third quarter or early fourth quarter of 2018, and has an estimated total cost of approximately $140 million. In January 2018, Vitol US Holding Co. acquired Noble Americas Corp.

Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems.

The following table shows the changes in deferred revenue:

Balance at December 31, 2017	$136.2
Additions	0.1
Revenue recognized	(2.0)
Balance at June 30, 2018	$134.3

Permian Acquisition Contingent Consideration

Upon closing of the Permian Acquisition, a contingent consideration liability arising from potential earn-out provisions was recognized at its preliminary fair value. See Note 4 – Newly-Formed Joint Ventures and Acquisitions. The first potential earn-out payment would have occurred in May 2018 while the second potential earn-out payment would occur in May 2019. The acquisition date fair value of the contingent consideration of $416.3 million was recorded within Other long-term liabilities on our Consolidated Balance Sheets. For the period from the acquisition date to December 31, 2017, the fair value of the contingent consideration decreased by $99.3 million, bringing the total Permian Acquisition contingent consideration to $317.0 million at December 31, 2017, of which $6.8 million was a current liability.

The portion of the earn-out due in 2018 expired with no required payment. For the period from December 31, 2017 to June 30, 2018, the fair value of the contingent consideration decreased by $4.6 million. As of June 30, 2018, the fair value of the second potential earn-out payment of $312.4 million has been recorded as a component of accounts payable and accrued liabilities, which are current liabilities on our Consolidated Balance Sheets. See Note 16 – Fair Value Measurements for additional discussion of the fair value methodology.

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

Preferred Stock Dividends

As of June 30, 2018, we have accrued cumulative preferred dividends of $22.9 million on our Series A Preferred Stock, which will be paid on August 14, 2018. During the three and six months ended June 30, 2018, we paid $22.9 million and $45.8 million of dividends at $23.75 per share to preferred shareholders, and recorded deemed dividends of $7.2 million and $14.1 million attributable to accretion of the preferred discount resulting from the beneficial conversion feature (“BCF”) accounting. Such accretion is included in the book value of the Series A Preferred Stock.

Note 12 — Common Stock and Related Matters

Public Offerings of Common Stock

For the six months ended June 30, 2018, we issued 4,405,867 shares of common stock under our Equity Distribution Agreement entered into in December 2016 (the “December 2016 EDA”), receiving net proceeds of $214.8 million. As of June 30, 2018, we have $107.7 million remaining under the December 2016 EDA.

On May 9, 2017, we entered into an equity distribution agreement under the universal shelf registration statement filed in May 2016 (the “May 2017 EDA”), pursuant to which we may sell through our sales agents, at our option, up to an aggregated amount of $750.0 million of our common stock. For the six months ended June 30, 2018, we issued 3,274,128 shares of common stock under the May 2017 EDA, receiving net proceeds of $154.8 million. As of June 30, 2018, we have $594.0 million remaining under the May 2017 EDA.

Warrants

As of December 31, 2017, 19,983,843 Warrants from the 2016 Series A Preferred offering had been exercised and net settled for 11,336,856 shares of common stock, with 99,888 Warrants remaining. During the three months ended March 31, 2018, the remaining Warrants were exercised and net settled by us for 58,814 shares of common stock.

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the six months ended June 30, 2018.

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2018	August 15, 2018	$208.9	$205.2	$3.7	$0.91000
March 31, 2018	May 16, 2018	203.1	199.7	3.4	0.91000
December 31, 2017	February 15, 2018	202.4	199.1	3.3	0.91000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

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

The following table details the distributions declared or paid by the Partnership for the six months ended June 30, 2018.

Three Months Ended	Date Paid Or to Be Paid	Total Distributions	Distributions to Targa Resources Corp.

June 30, 2018	August 13, 2018	$234.0	$231.2
March 31, 2018	May 11, 2018	229.7	226.9
December 31, 2017	February 12, 2018	228.5	225.7

Contributions

All capital contributions continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. During the six months ended June 30, 2018, we made total capital contributions to the Partnership of $80.1 million.

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

The Partnership paid $2.8 million and $5.6 million of distributions to the holders of preferred units (“Preferred Unitholders”) for the three and six months ended June 30, 2018. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In July 2018, the board of directors of the general partner of the Partnership declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions that will be paid on August 15, 2018.

Note 14 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding (in millions) used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$121.1	$70.6	$160.0	$(39.9)
Less: Net income attributable to noncontrolling interests	12.0	13.0	28.0	21.8
Less: Dividends on preferred stock	30.1	29.2	59.9	58.3
Net income attributable to common shareholders for basic earnings per share	$79.0	$28.4	$72.1	$(120.0)

Weighted average shares outstanding - basic	221.1	203.7	219.9	197.8

Net income available per common share - basic	$0.36	$0.14	$0.33	$(0.61)

Weighted average shares outstanding	221.1	203.7	219.9	197.8
Dilutive effect of common stock equivalents (1)	1.7	1.3	1.6	—
Weighted average shares outstanding - diluted	222.8	205.0	221.5	197.8

Net income available per common share - diluted	$0.35	$0.14	$0.33	$(0.61)

______________________________________________________________________________

(1)

The dilutive effects of common stock equivalents were computed using the treasury method for warrants and unvested stock awards, and the if-converted method for convertible preferred stock. For the periods with net income attributable to common shareholders, the anti-dilution sequencing rule was applied from the most dilutive to the least dilutive potential common shares.

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested restricted stock awards	—	0.2	—	1.2
Warrants to purchase common stock (1)	—	—	—	0.1
Series A Preferred Stock (2)	46.5	46.5	46.5	46.5

___________________________________________________________________________________________

(1)	During the three months ended March 31, 2018, the remaining Warrants were exercised and net settled by us for shares of common stock.

(2) The Series A Preferred has no mandatory redemption date, but is redeemable at our election in year six for a 10% premium to the liquidation preference and for a 5% premium to the liquidation preference thereafter. If the Series A Preferred is not redeemed by the end of year twelve, the investors have the right to convert the Series A Preferred into TRC common stock.

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

At June 30, 2018, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2018	2019	2020	2021
Natural Gas	Swaps	MMBtu/d	170,740	131,506	15,500	3,822
Natural Gas	Basis Swaps	MMBtu/d	135,842	97,377	30,417	16,658
NGL	Swaps	Bbl/d	23,300	17,469	7,807	550
NGL	Futures	Bbl/d	10,277	1,945	3,115	-
NGL	Options	Bbl/d	1,310	410	-	-
Condensate	Swaps	Bbl/d	4,990	3,413	770	190
Condensate	Options	Bbl/d	590	590	-	-

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

		Fair Value as of June 30, 2018		Fair Value as of December 31, 2017
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$53.4	$92.6	$37.9	$78.6
	Long-term	20.0	32.0	23.2	18.7
Total derivatives designated as hedging instruments		$73.4	$124.6	$61.1	$97.3
Derivatives not designated as hedging instruments
Commodity contracts	Current	$0.8	$10.6	$—	$1.1
	Long-term	1.7	3.5	—	0.9
Total derivatives not designated as hedging instruments		$2.5	$14.1	$—	$2.0
Total current position		$54.2	$103.2	$37.9	$79.7
Total long-term position		21.7	35.5	23.2	19.6
Total derivatives		$75.9	$138.7	$61.1	$99.3

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
June 30, 2018	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$54.2	$(93.4)	$14.9	$19.7	$(44.0)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(9.8)	-	-	(9.8)
	54.2	(103.2)	14.9	19.7	(53.8)
Long Term Position
Counterparties with offsetting positions or collateral	21.7	(30.5)	-	9.0	(17.8)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(5.0)	-	-	(5.0)
	21.7	(35.5)	-	9.0	(22.8)
Total Derivatives
Counterparties with offsetting positions or collateral	75.9	(123.9)	14.9	28.7	(61.8)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(14.8)	-	-	(14.8)
	$75.9	$(138.7)	$14.9	$28.7	$(76.6)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2017	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$37.9	$(74.7)	$22.9	$13.8	$(27.7)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(5.0)	-	-	(5.0)
	37.9	(79.7)	22.9	13.8	(32.7)
Long Term Position
Counterparties with offsetting positions or collateral	23.2	(17.3)	-	14.8	(8.9)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(2.3)	-	-	(2.3)
	23.2	(19.6)	-	14.8	(11.2)
Total Derivatives
Counterparties with offsetting positions or collateral	61.1	(92.0)	22.9	28.6	(36.6)
Counterparties without offsetting positions - assets	-	-	-	-	-
Counterparties without offsetting positions - liabilities	-	(7.3)	-	-	(7.3)
	$61.1	$(99.3)	$22.9	$28.6	$(43.9)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $62.8 million as of June 30, 2018. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other Comprehensive Income and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2018	2017	2018	2017
Commodity contracts	$(103.0)	$29.8	$(38.3)	$96.0

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2018	2017	2018	2017
Revenues	$(7.8)	$5.7	$(34.4)	$(0.4)

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

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2018	2017	2018	2017
Commodity contracts	Revenue	$(2.2)	$(0.4)	$(13.0)	$(1.4)

Based on valuations as of June 30, 2018, we expect to reclassify commodity hedge-related deferred losses of $51.1 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2021, with $39.2 million of losses to be reclassified over the next twelve months.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at June 30, 2018, a net liability position of $62.8 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $151.5 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $25.9 million, ignoring an adjustment for counterparty credit risk.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2018
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$75.8	$75.8	$—	$75.7	$0.1
Liabilities from commodity derivative contracts (1)	138.6	138.6	—	129.9	8.7
Permian Acquisition contingent consideration (2)	312.4	312.4	—	—	312.4
TPL contingent consideration (3)	2.5	2.5	—	—	2.5
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	281.6	281.6	—	—	—
TRC Revolver	150.0	150.0	—	150.0	—
TRP Revolver	—	—	—	—	—
Partnership's Senior unsecured notes	5,278.0	5,229.9	—	5,229.9	—
Partnership's accounts receivable securitization facility	180.0	180.0	—	180.0	—

	December 31, 2017
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$60.3	$60.3	$—	$58.8	$1.5
Liabilities from commodity derivative contracts (1)	98.5	98.5	—	93.3	5.2
Permian Acquisition contingent consideration (2)	317.0	317.0	—	—	317.0
TPL contingent consideration (3)	2.4	2.4	—	—	2.4
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	137.2	137.2	—	—	—
TRC Revolver	435.0	435.0	—	435.0	—
TRP Revolver	20.0	20.0	—	20.0	—
Partnership's Senior unsecured notes	4,278.0	4,362.4	—	4,362.4	—
Partnership's accounts receivable securitization facility	350.0	350.0	—	350.0	—

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

As of June 30, 2018, we had 21 commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Liability

Balance, December 31, 2017	$(3.8)	$(319.4)
Change in fair value of TPL contingent consideration	-	(0.1)
Change in fair value of Permian Acquisition contingent consideration (1)	-	4.6
New Level 3 derivative instruments	(0.3)	-
Settlements included in Revenue	0.8	-
Unrealized gain/(loss) included in OCI	(5.3)	-
Balance, June 30, 2018	$(8.6)	$(314.9)

(1)

Represents the change in fair value between December 31, 2017 and June 30, 2018 of the contingent consideration that arose as part of the Permian Acquisition in the first quarter of 2017. See Note 4 – Newly-Formed Joint Ventures and Acquisitions for discussion of the initial fair value.

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

Since March 2018, Sajet has been accounted for on a consolidated basis in our consolidated financial statements.

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

	2018	2019	2020 and after
Fixed consideration to be recognized as of June 30, 2018	$225.4	$381.4	$1,510.9

In accordance with the optional exemptions that we elected to apply, the amounts presented in the table exclude variable consideration for which the allocation exception is met and consideration associated with performance obligations of short-term contracts. In addition, consideration from contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed is also excluded from the table above, with the exception of any fixed consideration attributable to such contracts. The nature of the performance obligations for which the consideration has been excluded is consistent with the performance obligations described within our revenue recognition accounting policy and the estimated remaining duration of such contracts primarily ranges from 1 to 16 years. In addition, variability exists in the consideration excluded due to the unknown quantity and composition of volumes to be serviced or sold as well as fluctuations in the market price of commodities to be received as consideration or sold over the applicable remaining contract terms. Such variability is resolved at the end of each future month or quarter.

For additional information on our revenue recognition policy and the adoption of ASU No. 2014-09, see Note 3 – Significant Accounting Policies. For disclosures related to disaggregated revenue, see Note 22 – Segment Information.

Note 20 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Gain) loss on sale or disposal of assets (1)	$(46.7)	$0.1	$(46.8)	$16.2
Miscellaneous business tax	0.3	0.2	0.6	0.3
Other	—	—	0.1	—
	$(46.4)	$0.3	$(46.1)	$16.5

(1)

Comprised primarily of a $48.1 million gain on sale of our inland marine barge business to a third party during the second quarter of 2018. For additional information, see Note 6 — Property, Plant and Equipment and Intangible Assets. Also includes a $16.1 million loss in the first quarter of 2017 due to the reduction in the carrying value of our ownership interest in VGS in connection with the April 2017 sale.

Note 21 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Cash:
Interest paid, net of capitalized interest (1)	$83.9	$109.2
Income taxes paid, net of refunds	(0.5)	(67.8)
Non-cash investing activities:
Deadstock commodity inventory transferred to property, plant and equipment	$26.8	$8.3
Impact of capital expenditure accruals on property, plant and equipment	145.2	80.0
Transfers from materials and supplies inventory to property, plant and equipment	1.0	1.5
Contribution of property, plant and equipment to investments in unconsolidated affiliates	16.0	1.0
Change in ARO liability and property, plant and equipment due to revised cash flow estimate	1.2	3.1
Non-cash financing activities:
Reduction of Owner's Equity related to accrued dividends on unvested equity awards under share compensation arrangements	$6.5	$4.6
Accrued tax withholding obligations	2.2	1.5
Accretion of deemed dividends on Series A Preferred Stock	14.1	12.5
Impact of accounting standard adoption recorded in retained earnings	5.2	56.1
Accrued distribution to noncontrolling interests	—	0.3
Non-cash balance sheet movements related to the Permian Acquisition (See Note 4 - Newly-Formed Joint Ventures and Acquisitions):
Contingent consideration recorded at the acquisition date	$—	$416.3
Non-cash balance sheet movements related to acquisition of related party:
Noncontrolling interest	1.1	—

(1)	Interest capitalized on major projects was $20.8 million and $4.1 million for the six months ended June 30, 2018 and 2017.

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

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$273.6	$1,884.0	$(3.5)	$—	$2,154.1
Fees from midstream services	176.0	114.3	—	—	290.3
	449.6	1,998.3	(3.5)	—	2,444.4
Intersegment revenues
Sales of commodities	913.0	76.4	—	(989.4)	—
Fees from midstream services	1.7	8.4	—	(10.1)	—
	914.7	84.8	—	(999.5)	—
Revenues	$1,364.3	$2,083.1	$(3.5)	$(999.5)	$2,444.4
Operating margin	$242.2	$129.9	$(3.5)	$—	$368.6
Other financial information:
Total assets (1)	$11,054.4	$4,293.5	$74.6	$173.6	$15,596.1
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$282.2	$418.2	$—	$34.4	$734.8

__________________________________________________________________________________________

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.
	Three Months Ended June 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$177.5	$1,440.3	$6.0	$—	$1,623.8
Fees from midstream services	132.3	111.6	—	—	243.9
	309.8	1,551.9	6.0	—	1,867.7
Intersegment revenues
Sales of commodities	712.4	81.8	—	(794.2)	—
Fees from midstream services	1.4	7.1	—	(8.5)	—
	713.8	88.9	—	(802.7)	—
Revenues	$1,023.6	$1,640.8	$6.0	$(802.7)	$1,867.7
Operating margin	$173.5	$112.4	$6.0	$—	$291.9
Other financial information:
Total assets (1)	$10,845.2	$2,918.5	$46.7	$108.0	$13,918.4
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$295.8	$136.1	$—	$2.6	$434.5

__________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Six Months Ended June 30, 2018
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$538.7	$3,810.1	$(21.4)	$—	$4,327.4
Fees from midstream services	337.5	235.1	—	—	572.6
	876.2	4,045.2	(21.4)	—	4,900.0
Intersegment revenues
Sales of commodities	1,779.2	131.5	—	(1,910.7)	—
Fees from midstream services	3.8	15.8	—	(19.6)	—
	1,783.0	147.3	—	(1,930.3)	—
Revenues	$2,659.2	$4,192.5	$(21.4)	$(1,930.3)	$4,900.0
Operating margin	$463.3	$268.3	$(21.4)	$(0.1)	$710.1
Other financial information:
Total assets (1)	$11,054.4	$4,293.5	$74.6	$173.6	$15,596.1
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$555.4	$669.2	$—	$68.1	$1,292.7

___________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Six Months Ended June 30, 2017
	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$344.3	$3,132.5	$4.9	$—	$3,481.7
Fees from midstream services	250.7	247.9	—	—	498.6
	595.0	3,380.4	4.9	—	3,980.3
Intersegment revenues
Sales of commodities	1,425.5	157.2	—	(1,582.7)	—
Fees from midstream services	3.3	14.1	—	(17.4)	—
	1,428.8	171.3	—	(1,600.1)	—
Revenues	$2,023.8	$3,551.7	$4.9	$(1,600.1)	$3,980.3
Operating margin	$351.1	$242.4	$4.9	$(0.1)	$598.3
Other financial information:
Total assets (1)	$10,845.2	$2,918.5	$46.7	$108.0	$13,918.4
Goodwill	$256.6	$—	$—	$—	$256.6
Capital expenditures	$434.7	$171.0	$—	$3.4	$609.1
Business acquisition	$987.1	$—	$—	$—	$987.1

__________________________________________________________________________________________

(1)	Assets included in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$416.4	$497.0	$886.6	$978.6
NGL	1,584.5	1,033.9	3,191.3	2,353.5
Condensate	103.5	47.4	190.4	91.0
Petroleum products	59.6	40.1	107.8	59.9
	2,164.0	1,618.4	4,376.1	3,483.0
Non-customer revenue:
Derivative activities - Hedge	(7.7)	5.8	(35.7)	0.1
Derivative activities - Non-hedge (1)	(2.2)	(0.4)	(13.0)	(1.4)
	(9.9)	5.4	(48.7)	(1.3)
Total sales of commodities	2,154.1	1,623.8	4,327.4	3,481.7

Fees from midstream services:
Revenue recognized from contracts with customers:
Fractionating and treating	28.1	32.0	59.2	63.0
Storage, terminaling, transportation and export	85.3	72.9	174.0	172.7
Gathering and processing	173.7	122.7	325.8	230.5
Other	3.2	16.3	13.6	32.4

Total fees from midstream services	290.3	243.9	572.6	498.6

Total revenues	$2,444.4	$1,867.7	$4,900.0	$3,980.3
__________________________________________________________________________________________

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$242.2	$173.5	$463.3	$351.1
Logistics and Marketing operating margin	129.9	112.4	268.3	242.4
Other operating margin	(3.5)	6.0	(21.4)	4.9
Depreciation and amortization expenses	(202.6)	(203.4)	(400.7)	(394.6)
General and administrative expenses	(57.0)	(51.0)	(113.8)	(99.6)
Interest income (expense), net	(62.0)	(62.1)	(46.0)	(125.1)
Change in contingent considerations	60.6	2.1	4.5	(1.2)
Other, net	46.3	(12.9)	47.4	(52.7)
Income (loss) before income taxes	$153.9	$(35.4)	$201.6	$(74.8)

Note 23 – Income Taxes

On December 22, 2017, the United States enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which significantly changes United States corporate income tax laws beginning, generally, in 2018. These changes include, among others, (i) a permanent reduction of the United States corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30% of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, and the deduction for entertainment expenditures. We included the impacts of the Tax Act in the fourth quarter 2017 consolidated financial statements, and no changes were made to those provisional amounts during the six months ended June 30, 2018. We will continue to examine the impact of this legislation and future regulations. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The first and second quarter 2018 tax provision reflects the law changes noted above, including the new corporate tax rate of 21%.

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

Recent Developments

Gathering and Processing Segment Expansion

Permian Midland Processing Expansions

In response to increasing production and to meet the infrastructure needs of producers, we have announced the construction of additional processing plants that further expand the gathering and processing footprint of our Permian Midland systems:

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

In May 2017, we announced plans to build a new plant and further expand the gathering footprint of our Permian Delaware systems. This project includes a new 250 MMcf/d cryogenic processing plant, known as the Wildcat Plant, which was completed in the second quarter of 2018.

Permian Acquisition

On March 1, 2017, we completed the purchase of 100% of the membership interests of Outrigger Delaware Operating, LLC, Outrigger Southern Delaware Operating, LLC (together “New Delaware”) and Outrigger Midland Operating, LLC (“New Midland” and together with New Delaware, the “Permian Acquisition”).

We paid $484.1 million in cash at closing on March 1, 2017, and paid an additional $90.0 million in cash on May 30, 2017 (collectively, the "initial purchase price"). Subject to certain performance-based measures and other conditions, additional cash of up to $935.0 million may be payable to the sellers of New Delaware and New Midland in potential earn-out payments in May 2018 and May 2019. The potential earn-out payments are based upon a multiple of realized gross margin from contracts that existed on March 1, 2017. The 2018 portion of the earn-out expired with no payment required.

New Delaware's gas gathering and processing and crude gathering assets are located in Loving, Winkler, Pecos and Ward counties. The operations are backed by producer dedications of more than 145,000 acres under long-term, largely fee-based contracts, with an average weighted contract life of 14 years. The initial New Delaware assets included 70 MMcf/d of processing capacity. In addition, the Oahu Plant, a 60 MMcf/d plant in the Delaware Basin, which was completed in March 2018 and placed into service in April 2018, was added to the New Delaware system. Currently, there is 40 MBbl/d of crude gathering capacity on the New Delaware system.

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

SouthOK Expansion

In December 2017, ownership of the Flag City Plant assets located in Jackson County, Texas, was transferred to Centrahoma Processing, LLC, a joint venture that we operate (“Centrahoma” or the “Centrahoma Joint Venture”), and in which we have a 60% ownership interest; the remaining 40% ownership interest is held by MPLX, LP (“MPLX”). In conjunction with Targa’s contribution of the plant assets, MPLX made a cash contribution to Centrahoma in order to maintain its 40% ownership interest. The former Flag City Plant assets are being relocated to, and installed in, Hughes County, Oklahoma, as a new 150 MMcf/d cryogenic natural gas processing plant (the “Hickory Hills Plant”). The Hickory Hills Plant will process natural gas production from the Arkoma Woodford Basin and is expected to begin operations in the fourth quarter of 2018. Targa will also contribute the 120 MMcf/d cryogenic Tupelo Plant in Coal County, Oklahoma to Centrahoma upon the in-service date of the Hickory Hills Plant.

Eagle Ford Shale Natural Gas Gathering and Processing Joint Venture

In May 2018, Sanchez Midstream Partners LP and we merged our respective 50% interests in the Carnero Gathering and Carnero Processing Joint Ventures, which own the high-pressure Carnero gathering line and Raptor natural gas processing plant, to form an expanded 50/50 joint venture in South Texas (the “Carnero Joint Venture”). In connection with the joint venture merger transactions, the Carnero Joint Venture acquired our 200 MMcf/d Silver Oak II natural gas processing plant located in Bee County Texas, which increased the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d. Additional enhancements to the prior joint ventures include dedication of over 315,000 additional gross acres in the Western Eagle Ford, operated by Sanchez Energy Corporation, under a new long-term firm gas gathering and processing agreement. Including the approximately 105,000 Catarina acreage, the joint venture now has over 420,000 gross acres dedicated long term. We operate the gas gathering and processing facilities in the joint venture.

Downstream Segment Expansion

Whistler Pipeline

In August 2018, we announced, along with NextEra Energy Pipeline Holdings, LLC (“NextEra”), WhiteWater Midstream, LLC, and MPLX (collectively, the “Whistler participants”), the execution of a letter of intent for the joint development of the Whistler Pipeline (“Whistler”) which would provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. Whistler is designed to transport approximately 2.0 Bcf/d of natural gas from the Waha hub to Agua Dulce, TX, with an additional segment continuing from Agua Dulce to Wharton County, TX. Supply for Whistler would be sourced from multiple upstream connections in both the Midland and Delaware basins, including direct connections to our plants and the Agua Blanca pipeline. Whistler would be supported by collective commitments in excess of 1.5 Bcf/d from the Whistler participants and their respective producer customers, and would be constructed by NextEra. Targa would operate the pipeline, which is scheduled to begin operation in the fourth quarter of 2020, pending the completion of definitive agreements, final investment decisions by the Whistler participants, and regulatory approvals.

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

The capacity of the 24-inch diameter pipeline segment from the Permian Basin will be approximately 300 MBbl/d, expandable to 550 MBbl/d. The pipeline segment from the Permian Basin will be connected to a 30-inch diameter pipeline segment in North Texas, where Permian, North Texas and Oklahoma volumes will be connected to Mont Belvieu, and will have capacity of approximately 450 MBbl/d, expandable to 950 MBbl/d. The capacity from southern Oklahoma to North Texas will vary based on telescoping pipe size.

Grand Prix economics related to volumes flowing on the pipeline from the Permian Basin to Mont Belvieu are included in the Blackstone and Grand Prix DevCo joint venture arrangements, while the economics related to volumes flowing from North Texas and southern Oklahoma to Mont Belvieu accrue solely to Targa’s benefit.

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

Fractionation Expansion

In February 2018, we announced plans to construct a new 100 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 6”), which is expected to begin operations in the first quarter of 2019. The total cost of the fractionation train and related infrastructure is expected to be approximately $350 million.

Gulf Coast Express Pipeline

In December 2017, we entered into definitive joint venture agreements with Kinder Morgan Texas Pipeline LLC (“KMTP”) and DCP Midstream Partners, LP (“DCP”) with respect to the joint development of the Gulf Coast Express Pipeline (“GCX”), a natural gas pipeline from the Waha hub to Agua Dulce, Texas. The pipeline will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. We and DCP each own a 25% interest, and KMTP owns a 50% interest in GCX. Shipper Apache Corporation has an option to purchase up to a 15% equity stake from KMTP. KMTP will serve as the construction manager and operator of GCX. We have committed significant volumes to GCX. In addition, Pioneer Natural Resources Company, a joint owner in our WestTX Permian Basin system, has committed volumes to the project. GCX is designed to transport up to 1.98 Bcf/d of natural gas and the total cost of the project is estimated to be approximately $1.75 billion. GCX is expected to be in service in the fourth quarter of 2019.

Development Joint Ventures

In February 2018, we also announced the formation of three development joint ventures (the “DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”). Stonepeak owns an 80% interest in both the GCX DevCo JV, which owns our 25% interest in GCX, and the Train 6 DevCo JV, which owns a 100% interest in certain assets associated with Train 6. Stonepeak owns a 95% interest in the Grand Prix DevCo JV, which owns a 20% interest in the Grand Prix Joint Venture. We hold the remaining interest of each DevCo JV, as well as control the management, construction and operation of Grand Prix and the fractionation train. The Train 6 DevCo JV will fund the fractionation train while we will fund 100% of the required brine, storage and other infrastructure that will support the fractionation train’s operations.

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

The Channelview Splitter is expected to be substantially completed in the late third quarter or early fourth quarter of 2018, and has an estimated total cost of approximately $140 million. The first and second annual payments due under the Splitter Agreement were received in 2016 and 2017 and are reflected in deferred revenue as a component of other long-term liabilities on our Consolidated Balance Sheet.

Completed and Potential Asset Sales

During the second quarter of 2018, we sold our inland marine barge business to a third party for approximately $69.3 million. We continue to own and operate two ocean-going barges.

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

2018 Financing Activities

During the six months ended June 30, 2018, we sold 4,405,867 shares of common stock under the December 2016 EDA, resulting in net proceeds of $214.8 million, and 3,274,128 shares of common stock under the May 2017 EDA, receiving net proceeds of $154.8 million.

In April 2018, the Partnership issued $1.0 billion aggregate principal amount of 5⅞% senior notes due 2026 (the “5⅞% Senior Notes due 2026”). The Partnership used the net proceeds of $991.9 million after costs from this offering to repay borrowings under its credit facilities and for general partnership purposes.

TRC Revolver Amendment

In June 2018, we entered into an agreement to amend the TRC Revolver to extend the maturity date from February 2020 to June 2023. The available commitments of $670.0 million and our ability to request additional commitments of $200.0 million remained unchanged. The TRC Revolver continues to bear interest costs that are dependent on the ratio of non-Partnership consolidated funded indebtedness to consolidated adjusted EBITDA, as defined in the TRC credit agreement, and the covenants remained substantially the same.

TRP Revolver Amendment

In June 2018, the Partnership entered into an agreement to amend and restate the TRP Revolver, which extended the maturity date from October 2020 to June 2023, increased available commitments from $1.6 billion to $2.2 billion and lowered the applicable margin range and commitment fee range used in the calculation of interest. The Partnership’s ability to request additional commitments of $500.0 million remained unchanged.

The TRP Revolver bears interest, at the Partnership’s option, either at the base rate or the Eurodollar rate. The base rate is equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin (a) before the collateral release date, ranging from 0.25% to 1.25% dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (b) upon and after the collateral release date, ranging from 0.125% to 0.75% dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings. The Eurodollar rate is equal to LIBOR rate plus an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings.

The Partnership is required to pay a commitment fee equal to an applicable rate ranging from (a) before the collateral release date, 0.25% to 0.375% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA) and (b) upon and after the collateral release date, 0.125% to 0.35% (dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings) times the actual daily average unused portion of the TRP Revolver. Additionally, issued and undrawn letters of credit bear interest at an applicable rate ranging plus an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings. The TRP Revolver’s covenants remained substantially the same.

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

Throughput Volumes, Facility Efficiencies and Fuel Consumption

Our profitability is impacted by our ability to add new sources of natural gas supply and crude oil supply to offset the natural decline of existing volumes from oil and natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing crude oil and natural gas supplies currently gathered by third-parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, connected by third-party transportation and in the future through our Grand Prix pipeline, to our Downstream Business fractionation facilities and at times to our export facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to TRC before interest, income taxes, depreciation and amortization, and other items that we believe should be adjusted consistent with our core operating performance. The adjusting items are detailed in the Adjusted EBITDA reconciliation table and its footnotes. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others. The economic substance behind our use of Adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and pay dividends to our investors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Operating Margin and Gross Margin:
Net income (loss) attributable to TRC	$109.1	$57.6	$132.0	$(61.7)
Net income (loss) attributable to noncontrolling interests	12.0	13.0	28.0	21.8
Net income (loss)	121.1	70.6	160.0	(39.9)
Depreciation and amortization expense	202.6	203.4	400.7	394.6
General and administrative expense	57.0	51.0	113.8	99.6
Interest (income) expense, net	62.0	62.1	46.0	125.1
Income tax expense (benefit)	32.8	(106.0)	41.6	(34.9)
(Gain) loss on sale or disposition of assets	(46.7)	0.1	(46.8)	16.2
(Gain) loss from financing activities	2.0	10.7	2.0	16.5
Other, net	(62.2)	—	(7.2)	21.1
Operating margin	368.6	291.9	710.1	598.3
Operating expenses	170.5	155.2	343.7	307.2
Gross margin	$539.1	$447.1	$1,053.8	$905.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Adjusted EBITDA and Distributable Cash Flow
Net income (loss) attributable to TRC	$109.1	$57.6	$132.0	$(61.7)
Income attributable to TRP preferred limited partners	2.8	2.8	5.6	5.6
Interest (income) expense, net (1)	62.0	62.1	46.0	125.1
Income tax expense (benefit)	32.8	(106.0)	41.6	(34.9)
Depreciation and amortization expense	202.6	203.4	400.7	394.6
(Gain) loss on sale or disposition of assets	(46.7)	0.1	(46.8)	16.2
(Gain) loss from financing activities (2)	2.0	10.7	2.0	16.5
(Earnings) loss from unconsolidated affiliates	(1.9)	4.2	(3.4)	16.8
Distributions from unconsolidated affiliates and preferred partner interests, net	7.0	6.2	13.9	10.4
Change in contingent consideration included in Other expense	(60.6)	(2.1)	(4.5)	1.2
Compensation on equity grants	13.7	10.7	26.9	21.5
Transaction costs related to business acquisitions	—	0.1	—	5.2
Splitter Agreement (3)	10.8	10.8	21.5	21.5
Risk management activities (4)	(0.6)	1.6	9.1	5.2
Noncontrolling interests adjustments (5)	(7.0)	(4.3)	(12.1)	(8.6)
TRC Adjusted EBITDA	$326.0	$257.9	$632.5	$534.6
Distributions to TRP preferred limited partners	(2.8)	(2.8)	(5.6)	(5.6)
Splitter Agreement (3)	(10.8)	(10.8)	(21.5)	(21.5)
Interest expense on debt obligations (6)	(63.1)	(56.6)	(118.0)	(115.5)
Cash tax (expense) benefit (7)	—	31.4	—	46.7
Maintenance capital expenditures	(24.8)	(23.3)	(47.1)	(49.0)
Noncontrolling interests adjustments of maintenance capital expenditures	0.6	0.2	1.1	0.5
Distributable Cash Flow	$225.1	$196.0	$441.4	$390.2

_______________

(1)	Includes the change in estimated redemption value of the mandatorily redeemable preferred interests.
(2)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.
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

(4)

Risk management activities related to derivative instruments including the cash impact of hedges acquired in the 2015 mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. The cash impact of the acquired hedges ended in December 2017.

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

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	(In millions, except operating statistics and price amounts)
Revenues
Sales of commodities	$2,154.1	$1,623.8	$530.3	33%	$4,327.4	$3,481.7	$845.7	24%
Fees from midstream services	290.3	243.9	46.4	19%	572.6	498.6	74.0	15%
Total revenues	2,444.4	1,867.7	576.7	31%	4,900.0	3,980.3	919.7	23%
Product purchases	1,905.3	1,420.6	484.7	34%	3,846.2	3,074.8	771.4	25%
Gross margin (1)	539.1	447.1	92.0	21%	1,053.8	905.5	148.3	16%
Operating expenses	170.5	155.2	15.3	10%	343.7	307.2	36.5	12%
Operating margin (1)	368.6	291.9	76.7	26%	710.1	598.3	111.8	19%
Depreciation and amortization expense	202.6	203.4	(0.8)	—	400.7	394.6	6.1	2%
General and administrative expense	57.0	51.0	6.0	12%	113.8	99.6	14.2	14%
Other operating (income) expense	(46.4)	0.3	(46.7)	NM	(46.1)	16.5	(62.6)	NM
Income (loss) from operations	155.4	37.2	118.2	NM	241.7	87.6	154.1	176%
Interest income (expense), net	(62.0)	(62.1)	0.1	—	(46.0)	(125.1)	79.1	63%
Equity earnings (loss)	1.9	(4.2)	6.1	145%	3.4	(16.8)	20.2	120%
Gain (loss) from financing activities	(2.0)	(10.7)	8.7	81%	(2.0)	(16.5)	14.5	88%
Change in contingent considerations	60.6	2.1	58.5	NM	4.5	(1.2)	5.7	NM
Other income (expense), net	—	2.3	(2.3)	(100%)	—	(2.8)	2.8	100%
Income tax (expense) benefit	(32.8)	106.0	(138.8)	(131%)	(41.6)	34.9	(76.5)	(219%)
Net income (loss)	121.1	70.6	50.5	72%	160.0	(39.9)	199.9	NM
Less: Net income (loss) attributable to noncontrolling interests	12.0	13.0	(1.0)	(8%)	28.0	21.8	6.2	28%
Net income (loss) attributable to Targa Resources Corp.	109.1	57.6	51.5	89%	132.0	(61.7)	193.7	NM
Dividends on Series A Preferred Stock	22.9	22.9	—	—	45.8	45.8	—	—
Deemed dividends on Series A Preferred Stock	7.2	6.3	0.9	14%	14.1	12.5	1.6	13%
Net income (loss) attributable to common shareholders	$79.0	$28.4	$50.6	178%	$72.1	$(120.0)	$192.1	160%
Financial data:
Adjusted EBITDA (1)	$326.0	$257.9	$68.1	26%	$632.5	$534.6	$97.9	18%
Distributable cash flow (1)	225.1	196.0	29.1	15%	441.4	390.2	51.2	13%
Capital expenditures (2)	734.8	434.5	300.3	69%	1,292.7	609.1	683.6	112%
Business acquisition (3)	—	—	—	—	—	987.1	(987.1)	(100%)

______________________________

(1)

Gross margin, operating margin, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)	Capital expenditures, net of contributions from noncontrolling interest, were $1,080.0 million and $591.9 million for the six months ended June 30, 2018 and 2017.
(3)	Includes the $416.3 million acquisition date fair value of the potential earn-out payments.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The increase in commodity sales reflects higher NGL and condensate prices ($413.3 million) and increased NGL, natural gas, petroleum and condensate volumes ($384.8 million), partially offset by lower natural gas prices ($175.7 million) and the impact of hedges ($15.3 million). Fee-based and other revenues increased primarily due to higher gas processing and crude gathering fees.

The increase in product purchases reflects increased volumes and higher NGL and condensate prices.

The prospective adoption of the revenue recognition accounting standard as set forth in Topic 606 in 2018 resulted in lower commodity sales ($79.9 million) and lower fee revenue ($6.2 million) with a corresponding net reduction in product purchases, resulting in no impact on operating margin or gross margin.

The higher operating margin and gross margin in 2018 reflects increased segment margin results for Gathering and Processing and Logistics and Marketing. Operating expenses increased compared to 2017 primarily due to plant and system expansions in the Permian region and higher compensation and benefits. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense was flat as higher depreciation related to our growth investments was offset by lower depreciation for our North Texas system, which was partially impaired in the third quarter of 2017, and lower scheduled amortization of Badlands intangibles.

General and administrative expense increased primarily due to higher compensation and benefits.

Other operating (income) expense in 2018 was comprised primarily of the gain on sale of our inland marine barge business.

Interest income (expense), net was essentially flat as the impact of higher average borrowings was offset by higher capitalized interest and the effect of lower mandatory redeemable preferred interest valuations.

Equity earnings increased in 2018, primarily reflecting increased earnings at Gulf Coast Fractionators LP (“GCF”) and commencement of Cayenne operations.

In 2018, we recorded a loss from financing activities of $2.0 million associated with amendments to our revolving credit facilities, which resulted in a write-off of debt issuance costs. In 2017, we recorded a loss from financing activities of $10.7 million on the redemption of the outstanding 6⅜% Senior Notes.

During 2018, we recorded income of $60.6 million resulting primarily from a decrease in fair value as of June 30, 2018 of the Permian Acquisition contingent consideration liability. The fair value decrease was primarily attributable to lower forecasted volumes for the remainder of the earn-out period, partially offset by a shorter discount period. The underlying forecasted volumes reflect the most recently observed production trends. During 2017, we recorded income of $2.1 million resulting from a decrease in the fair value of the contingent consideration liability from the March 1, 2017 acquisition date to June 30, 2017.

During 2018, we recorded income tax expense, whereas in 2017 we recorded an income tax benefit. In the first and second quarters of 2018, we determined income tax expense (benefit) using the estimated annual effective tax rate. However, in 2017, the application of interim tax accounting rules required us to use the statutory tax rate for the six-month period ended June 30, 2017 versus the estimated annual effective tax rate for the three-month period ending March 31, 2017. As such, the second quarter of 2017 included an income tax benefit of $106.0 million reflecting the difference between (1) an income tax benefit of $34.9 million for the six months ended June 30, 2017 using the statutory tax rate and (2) income tax expense of $71.1 million for the three months ended March 31, 2017 using the estimated annual effective tax rate.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The increase in commodity sales reflects increased NGL, natural gas, petroleum and condensate volumes ($699.7 million) and higher NGL and condensate prices ($627.1 million), partially offset by lower natural gas prices ($262.2 million) and the impact of hedges ($47.3 million). Fee-based and other revenues increased primarily due to higher gas processing and crude gathering fees.

The increase in product purchases reflects increased volumes and higher NGL and condensate prices.

The prospective adoption of the revenue recognition accounting standard as set forth in Topic 606 in 2018 resulted in lower commodity sales ($166.0 million) and lower fee revenue ($12.8 million) with a corresponding net reduction in product purchases, resulting in no impact on operating margin or gross margin.

The higher operating margin and gross margin in 2018 reflects increased segment margin results for Gathering and Processing and Logistics and Marketing. Operating expenses increased compared to 2017 primarily due to plant and system expansions in the Permian region, the inclusion of the Permian Acquisition for six months in 2018 as compared with four months in 2017 and higher compensation and benefits. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense increased as higher depreciation related to our growth investments was partially offset by lower depreciation for our North Texas system, which was partially impaired in the third quarter of 2017, and lower scheduled amortization of Badlands intangibles.

General and administrative expense increased primarily due to higher compensation and benefits, professional services and franchise taxes, partially offset by lower insurance premiums.

Other operating (income) expense in 2018 was comprised primarily of the gain on sale of our inland marine barge business. In 2017, other operating (income) expense included the first quarter loss due to the reduction in the carrying value of our 100% ownership interest in the Venice Gathering System, in contemplation of its April 2017 sale.

Lower interest income (expense), net in 2018 was primarily due to higher non-cash interest income related to a decrease in the mandatorily redeemable preferred interests liability and higher capitalized interest. These factors more than offset the impact of higher average outstanding borrowings during 2018. The mandatorily redeemable preferred interests liability is revalued quarterly at the estimated redemption value as of the reporting date, and the decrease in 2018 of its estimated redemption value is primarily attributable to the February 2018 amendments to the agreements governing the WestTX and WestOK joint ventures.

Equity earnings increased in 2018, which reflects decreased losses of the T2 Joint Ventures, which in 2017 included a $12.0 million loss provision due to the impairment of our investment in the T2 EF Cogen joint venture, increased earnings at GCF and the commencement of operations at Cayenne.

In 2018, we recorded a loss from financing activities of $2.0 million associated with amendments to our revolving credit facilities, which resulted in a write-off of debt issuance costs. In 2017, we recorded a loss from financing activities of $16.5 million on the redemption of the outstanding 6⅜% Senior Notes and the repayment of the outstanding balance on our senior secured term loan.

During 2018, we recorded income of $4.5 million resulting from the change in the fair value of contingent considerations, substantially all of which was due to the decrease in fair value as of June 30, 2018 of the Permian Acquisition contingent consideration liability described above. During 2017, we recorded expense of $1.1 million resulting from an increase in the fair value of the Permian Acquisition contingent consideration liability from the acquisition date to June 30, 2017.

During 2018, we recorded income tax expense, whereas in 2017 we recorded an income tax benefit. As described above in the quarterly results, we utilized the estimated annual effective tax rate in 2018, whereas in 2017 we used the then statutory rate of 37.3% due to the loss limitation rule under interim period income tax accounting.

Net income attributable to noncontrolling interests was higher in 2018 due to increased earnings at our consolidated Carnero joint venture in South Texas.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Marketing	Other	Corporate and Eliminations	Consolidated Operating Margin
	(In millions)
Three Months Ended:
June 30, 2018	$242.2	$129.9	$(3.5)	$—	$368.6
June 30, 2017	173.5	112.4	6.0	—	291.9

Six Months Ended:
June 30, 2018	$463.3	$268.3	$(21.4)	$(0.1)	$710.1
June 30, 2017	351.1	242.4	4.9	(0.1)	598.3

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Gross margin	$346.9	$264.2	$82.7	31%	$672.6	$527.4	$145.2	28%
Operating expenses	104.7	90.7	14.0	15%	209.3	176.3	33.0	19%
Operating margin	$242.2	$173.5	$68.7	40%	$463.3	$351.1	$112.2	32%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,125.1	867.5	257.6	30%	1,069.9	830.8	239.1	29%
Permian Delaware (4)	417.3	378.2	39.1	10%	413.3	358.2	55.1	15%
Total Permian	1,542.4	1,245.7	296.7		1,483.2	1,189.0	294.2

SouthTX	413.5	222.6	190.9	86%	414.9	197.4	217.5	110%
North Texas	246.1	277.1	(31.0)	(11%)	240.6	279.8	(39.2)	(14%)
SouthOK	549.9	479.0	70.9	15%	539.9	459.8	80.1	17%
WestOK	348.2	387.4	(39.2)	(10%)	349.1	390.3	(41.2)	(11%)
Total Central	1,557.7	1,366.1	191.6		1,544.5	1,327.3	217.2

Badlands (5)	85.9	52.2	33.7	65%	79.7	49.1	30.6	62%
Total Field	3,186.0	2,664.0	522.0		3,107.4	2,565.4	542.0

Coastal	665.3	741.6	(76.3)	(10%)	694.6	749.9	(55.3)	(7%)

Total	3,851.3	3,405.6	445.7	13%	3,802.0	3,315.3	486.7	15%
Gross NGL production, MBbl/d (3)
Permian Midland (4)	151.4	112.8	38.6	34%	145.9	106.3	39.6	37%
Permian Delaware (4)	50.3	42.9	7.4	17%	48.0	40.4	7.6	19%
Total Permian	201.7	155.7	46.0		193.9	146.7	47.2

SouthTX	54.5	23.5	31.0	132%	54.3	20.1	34.2	170%
North Texas	28.8	31.1	(2.3)	(7%)	27.4	31.5	(4.1)	(13%)
SouthOK	51.1	38.5	12.6	33%	50.0	39.7	10.3	26%
WestOK	19.5	23.5	(4.0)	(17%)	19.5	23.1	(3.6)	(16%)
Total Central	153.9	116.6	37.3		151.2	114.4	36.8

Badlands	10.8	7.7	3.1	40%	10.5	6.6	3.9	59%
Total Field	366.4	280.0	86.4		355.6	267.7	87.9

Coastal	38.3	41.2	(2.9)	(7%)	40.4	37.3	3.1	8%

Total	404.7	321.2	83.5	26%	396.0	305.0	91.0	30%
Crude oil gathered, Badlands, MBbl/d	139.8	112.5	27.3	24%	128.8	113.0	15.8	14%
Crude oil gathered, Permian, MBbl/d (4)	66.6	28.6	38.0	133%	58.0	18.9	39.1	207%
Natural gas sales, BBtu/d (3)	1,878.1	1,655.2	222.9	13%	1,823.0	1,601.6	221.4	14%
NGL sales, MBbl/d	304.1	249.2	54.9	22%	302.0	238.4	63.6	27%
Condensate sales, MBbl/d	19.6	12.1	7.5	62%	17.9	11.4	6.5	57%
Average realized prices (6):
Natural gas, $/MMBtu	1.82	2.70	(0.88)	(33%)	2.09	2.79	(0.70)	(25%)
NGL, $/gal	0.66	0.46	0.20	43%	0.63	0.48	0.15	31%
Condensate, $/Bbl	58.01	42.74	15.27	36%	58.75	43.79	14.96	34%

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The increase in gross margin was primarily due to higher Permian, Central and Badlands volumes and higher NGL and condensate prices, partially offset by lower natural gas prices. The increase in Field Gathering and Processing inlet volumes included both areas in the Permian region, SouthTX, SouthOK and Badlands, partially offset by decreases at WestOK and North Texas. NGL production, NGL sales and natural gas sales increased primarily due to higher Field Gathering and Processing inlet volumes and increased NGL recoveries including reduced ethane rejection. Coastal Gathering and Processing had a positive margin impact due to richer gas, increased recoveries and higher NGL prices, despite lower inlet volumes. Total crude oil gathered volumes increased in the Permian region due to higher production from new wells. In the Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to higher production from new wells and system expansions.

The increase in operating expenses was primarily driven by gas plant and system expansions in the Permian region. Operating expenses in other areas were relatively flat.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The increase in gross margin was primarily due to higher Permian volumes including those associated with the Permian Acquisition in March 2017, higher Central and Badlands volumes and higher NGL and condensate prices, partially offset by lower natural gas prices. The overall increase in Field Gathering and Processing inlet volumes included both areas of the Permian region, SouthTX, SouthOK and Badlands, partially offset by decreases at WestOK and North Texas. NGL production, NGL sales and natural gas sales increased primarily due to higher Field Gathering and Processing inlet volumes and increased NGL recoveries including reduced ethane rejection. Coastal Gathering and Processing had a positive margin impact due to richer gas, increased recoveries and higher NGL prices, partially offset by lower inlet volumes. Total crude oil gathered volumes increased in the Permian region due to the Permian Acquisition and higher production from new wells and system expansions. In the Badlands, total crude oil gathered volumes and natural gas gathered volumes increased primarily due to higher production from new wells and system expansions.

The increase in operating expenses was primarily driven by gas plant and system expansions in the Permian region and the inclusion of the March 2017 Permian Acquisition for the full period of 2018. Operating expenses in other areas were relatively flat.

Gross Operating Statistics Compared to Actual Reported

The table below provides a reconciliation between gross operating statistics and the actual reported operating statistics for the Field portion of the Gathering and Processing segment:

	Three Months Ended June 30, 2018
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland	1,416.4	Varies (4)	1,125.1	1,125.1
Permian Delaware	417.3	100%	417.3	417.3
Total Permian	1,833.7		1,542.4	1,542.4

SouthTX	413.5	Varies (5)	296.5	413.5
North Texas	246.1	100%	246.1	246.1
SouthOK	549.9	Varies (6)	440.1	549.9
WestOK	348.2	100%	348.2	348.2
Total Central	1,557.7		1,330.9	1,557.7

Badlands (7)	85.9	100%	85.9	85.9
Total Field	3,477.3		2,959.2	3,186.0

Gross NGL production, MBbl/d (2)
Permian Midland	191.4	Varies (4)	151.4	151.4
Permian Delaware	50.3	100%	50.3	50.3
Total Permian	241.7		201.7	201.7

SouthTX	54.5	Varies (5)	37.7	54.5
North Texas	28.8	100%	28.8	28.8
SouthOK	51.1	Varies (6)	41.4	51.1
WestOK	19.5	100%	19.5	19.5
Total Central	153.9		127.4	153.9

Badlands	10.8	100%	10.8	10.8
Total Field	406.4		339.9	366.4

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
(4)

Permian Midland includes operations in WestTX, of which we own 73%, and other plants that are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

(5)

SouthTX includes the Raptor Plant, which began operations in the second quarter of 2017, of which we own a 50% interest through the Carnero Joint Venture. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(6)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants that are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)	Badlands natural gas inlet represents the total wellhead gathered volume.

	Three Months Ended June 30, 2017
Operating statistics:
Plant natural gas inlet, MMcf/d (1),(2)	Gross Volume (3)	Ownership %	Net Volume (3)	Actual Reported
Permian Midland (4)	1,075.2	Varies (5)	867.5	867.5
Permian Delaware (4)	378.2	100%	378.2	378.2
Total Permian	1,453.4		1,245.7	1,245.7

SouthTX	222.6	Varies (6)	212.4	222.6
North Texas	277.1	100%	277.1	277.1
SouthOK	479.0	Varies (7)	366.1	479.0
WestOK	387.4	100%	387.4	387.4
Total Central	1,366.1		1,243.0	1,366.1

Badlands (8)	52.2	100%	52.2	52.2
Total Field	2,871.7		2,540.9	2,664.0

Gross NGL production, MBbl/d (2)
Permian Midland (4)	140.8	Varies (5)	112.8	112.8
Permian Delaware (4)	42.9	100%	42.9	42.9
Total Permian	183.7		155.7	155.7

SouthTX	23.5	Varies (6)	22.6	23.5
North Texas	31.1	100%	31.1	31.1
SouthOK	38.5	Varies (7)	31.4	38.5
WestOK	23.5	100%	23.5	23.5
Total Central	116.6		108.6	116.6

Badlands	7.7	100%	7.7	7.7
Total Field	308.0		272.0	280.0

(1)	Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(2)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes.
(3)	For these volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.
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

(6)

SouthTX includes the Silver Oak II Plant, of which we owned a 90% interest from October 2015 through May 2017, and after which we owned a 100% interest until it was contributed to the Carnero Joint Venture. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(7)

SouthOK includes the Centrahoma Joint Venture, of which we own 60%, and other plants that are owned 100% by us. Centrahoma is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(8)	Badlands natural gas inlet represents the total wellhead gathered volume.

Logistics and Marketing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	(In millions)
Gross margin	$196.9	$176.9	$20.0	11%	$403.7	$373.2	$30.5	8%
Operating expenses	67.0	64.5	2.5	4%	135.4	130.8	4.6	4%
Operating margin	$129.9	$112.4	$17.5	16%	$268.3	$242.4	$25.9	11%
Operating statistics MBbl/d (1):
Fractionation volumes (2)(3)	412.2	338.5	73.7	22%	401.0	321.8	79.2	25%
LSNG treating volumes (2)	33.7	33.3	0.4	1%	32.0	33.9	(1.9)	(6%)
Benzene treating volumes (2)	—	22.1	(22.1)	(100%)	6.6	22.8	(16.2)	(71%)
Export volumes (4)	190.3	155.3	35.0	23%	196.1	186.2	9.9	5%
NGL sales	509.3	439.4	69.9	16%	512.0	470.5	41.5	9%
Average realized prices:
NGL realized price, $/gal	$0.76	$0.58	$0.18	31%	$0.76	$0.62	$0.14	23%

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Logistics and Marketing gross margin increased due to higher fractionation margin, higher marketing gains, higher terminaling and storage throughput, higher domestic marketing margin and higher LPG export margin, partially offset by slightly lower treating margin. Fractionation margin increased due to higher supply volume, partially offset by lower system product gains. Fractionation margin was partially impacted by the variable effects of fuel and power that are largely reflected in operating expenses (see footnote (2) above). Marketing gains increased primarily due to optimization of gas transportation arrangements. Domestic marketing margin increased due to higher terminal margins and volumes. LPG export margin increased due to higher volumes and fees, partially offset by the absence of cancellation fees in 2018. Treating margin decreased due to lower benzene treating volumes which were zero in the second quarter 2018; however, we continue to receive take-or-pay payments related to the contract we have in place through 2018.

Operating expenses increased due to higher compensation and benefits and higher taxes, partially offset by lower fuel and power costs that are largely passed through.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Logistics and Marketing gross margin increased due to higher fractionation margin, higher marketing gains, higher terminaling and storage throughput and higher domestic marketing margin, partially offset by lower LPG export margin and lower treating margin. Fractionation margin increased due to higher supply volume and higher system product gains. Fractionation margin was partially impacted by the variable effects of fuel and power that are largely reflected in operating expenses (see footnote (2) above). Marketing gains increased primarily due to optimization of liquids arrangements. Domestic marketing margin increased due to higher terminal margins and volumes. LPG export margin decreased due to slightly lower fees and the absence of cancellation fees in 2018, partially offset by higher volumes. Treating margin decreased primarily due to lower benzene treating volumes which were zero in the second quarter 2018; however, we continue to receive take-or-pay payments related to the contract we have in place through 2018.

Operating expenses increased due to higher compensation and benefits and higher taxes, partially offset by lower maintenance costs, and lower fuel and power costs that are largely passed through.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In millions)
Gross margin	$(3.5)	$6.0	$(9.5)	$(21.4)	$4.9	$(26.3)
Operating margin	$(3.5)	$6.0	$(9.5)	$(21.4)	$4.9	$(26.3)

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

The following table provides a breakdown of the change in Other operating margin:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	17.0	$1.01	$17.1	15.5	$0.16	$2.5
NGL (MMgal)	94.8	(0.15)	(14.0)	59.4	0.01	0.8
Crude oil (MBbl)	0.5	(14.21)	(7.2)	0.3	6.93	2.3
Non-hedge accounting (2)			0.6			0.4
Ineffectiveness (3)			—			—
			$(3.5)			$6.0

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	32.8	$0.70	$22.9	26.0	$0.09	$2.6
NGL (MMgal)	187.3	(0.12)	(23.4)	102.7	(0.01)	(1.1)
Crude oil (MBbl)	1.0	(11.72)	(11.8)	0.6	6.29	3.5
Non-hedge accounting (2)			(9.1)			(0.3)
Ineffectiveness (3)			—			0.2
			$(21.4)			$4.9

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.
(2)	Mark-to-market income (loss) associated with derivative contracts that are not designated as hedges for accounting purposes.
(3)

Effective upon the adoption of ASU 2017-12 on January 1, 2018, we are no longer required to recognize ineffectiveness through operating margin. Previously, ineffectiveness primarily related to certain crude hedging contracts and certain acquired hedges of Targa Pipeline Partners, L.P. (“TPL”) that did not qualify for hedge accounting.

As part of the Atlas mergers, outstanding TPL derivative contracts with a fair value of $102.1 million as of February 27, 2015 (the “acquisition date”), were novated to us and included in the acquisition date fair value of assets acquired. We received derivative settlements of $1.9 million and $4.9 million for the three and six months ended June 30, 2017. The final settlement was received in December 2017. These settlements were reflected as a reduction of the acquisition date fair value of the TPL derivative assets acquired and had no effect on results of operations.

Liquidity and Capital Resources

As of June 30, 2018, we had $281.6 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of August 6, 2018, was:

	August 6, 2018
	(In millions)
	TRC	TRP	Consolidated Total
Cash on hand	$15.1	$439.1	$454.2
Total availability under the TRC Revolver	670.0	—	670.0
Total availability under the TRP Revolver	—	2,200.0	2,200.0
Total availability under the Securitization Facility	—	350.0	350.0
	685.1	2,989.1	3,674.2

Less: Outstanding borrowings under the TRC Revolver	(160.0)	—	(160.0)
Outstanding borrowings under the TRP Revolver	—	(80.0)	(80.0)
Outstanding borrowings under the Securitization Facility	—	(350.0)	(350.0)
Outstanding letters of credit under the TRP Revolver	—	(71.5)	(71.5)
Total liquidity	$525.1	$2,487.6	$3,012.7

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $200 million in commitment increases under the TRC Revolver, subject to the terms therein. The TRC Revolver matures on June 29, 2023.
•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working capital as of June 30, 2018 decreased $175.1 million compared to December 31, 2017. Our working capital, exclusive of current debt obligations and reclassifications from other long term liabilities, decreased $32.7 million from December 31, 2017 to June 30, 2018. The major items contributing to this decrease in working capital were increases in accounts payable and accruals especially those related to our Grand Prix and Train 6 projects, a reduction in inventories primarily attributable to a decrease in prices and volumes in storage, and a decrease in net risk management position due to changes in forward prices of commodities, partially offset by higher cash balances. Working capital as of June 30, 2018 was also impacted by a $312.4 million decrease due to the reclassification of the May 2019 estimated contingent consideration payment from noncurrent liabilities and a $170.0 million increase due to lower borrowings under our Securitization Facility.

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

Long-term Financing

In February 2018, we formed three DevCo JVs with Stonepeak, which committed a maximum of approximately $960 million of capital to the DevCo JVs. For the six months ended June 30, 2018, total contributions from Stonepeak were $337.3 million, which are included in noncontrolling interests.

During 2018, we issued 4,405,867 shares of common stock under the December 2016 EDA, receiving net proceeds of $214.8 million. We also sold 3,274,128 shares of common stock under our May 2017 EDA, receiving net proceeds of $154.8 million. As of August 1, 2018, we have $107.7 million remaining under the December 2016 EDA and $594.0 million remaining under the May 2017 EDA.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of June 30, 2018 and December 31, 2017, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations (excluding current maturities) was $5,427.6 million and $4,732.6 million, respectively.

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

The majority of our consolidated long-term debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of June 30, 2018, we did not have any interest rate hedges.

In April 2018, the Partnership issued $1.0 billion aggregate principal amount of the 5⅞% Senior Notes due 2026. The Partnership used the net proceeds of $991.9 million after costs from this offering to repay borrowings under its credit facilities and for general partnership purposes.

In June 2018, we entered into an agreement to amend the TRC Revolver which extended the maturity date from February 2020 to June 2023. The available commitments of $670.0 million and our ability to request additional commitments of $200.0 million remained unchanged. The TRC Revolver continues to bear interest costs that are dependent on our ratio of non-Partnership consolidated funded indebtedness to consolidated adjusted EBITDA and the covenants remained substantially the same.

In June 2018, the Partnership entered into an agreement to amend and restate the TRP Revolver which extended the maturity date from October 2020 to June 2023 and increased available commitments from $1.6 billion to $2.2 billion. The Partnership’s ability to request additional commitments of $500.0 million remained unchanged. The TRP Revolver continues to bear interest costs that are dependent on the ratio of the Partnership’s consolidated funded indebtedness to consolidated adjusted EBITDA and the covenants remained substantially the same.

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

Compliance with Debt Covenants

As of June 30, 2018, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Six Months Ended June 30,
2018	2017	2018 vs. 2017
(In millions)
$543.7	$464.5	$79.2

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

Net cash provided by operations increased from 2017 to 2018 primarily due to the impact of higher commodity prices and volumes, higher capitalized interest, increases in distributions from unconsolidated affiliates and lower acquisition costs, partially offset by a tax refund received in 2017. The increase in commodity prices and volumes resulted in higher cash collections from customers, partially offset by higher product purchases and an increase in cash payments related to our derivative contracts. Higher capitalized interest resulted in lower interest payments included in operating cash flows. Increases in earnings from unconsolidated affiliates contributed to higher distributions. In 2017, we paid acquisition costs related to a business acquisition, which did not recur in 2018.

Cash Flows from Investing Activities

Six Months Ended June 30,
2018	2017	2018 vs. 2017
(In millions)
$(1,236.9)	$(1,108.6)	$(128.3)

Cash used in investing activities increased in 2018 compared to 2017, primarily due to increased outlays for property, plant and equipment and contributions to unconsolidated affiliates, partially offset by lower outlays for business acquisitions and higher proceeds from the sale of assets.

Our capital expenditures for property, plant and equipment increased $634.9 million in 2018 primarily related to a large number of capital projects, and our contributions to unconsolidated affiliates increased $142.0 million primarily due to the construction activities of GCX and LM4.

We have made no cash payment for business acquisitions in 2018, whereas in 2017 we paid $570.8 million for the initial cash portion of the Permian Acquisition. In 2018, we received proceeds of $69.3 million from the sale of our inland marine barge business.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2018	2017
Source of Financing Activities, net	(In millions)
Debt, including financing costs	$506.2	$(462.6)
Contributions from noncontrolling interests	447.1	16.5
Equity offerings, net of financing costs	369.5	1,558.5
Dividends and distributions	(450.9)	(408.6)
Other	(34.3)	(34.5)
Net cash provided by (used in) financing activities	$837.6	$669.3

In 2018, we realized a net source of cash from financing activities primarily due to a net increase of debt outstanding and contributions from noncontrolling interests, partially offset by payments of dividends and distributions. The issuance of 5⅞% Senior Notes due 2026, partially offset by repayments of outstanding borrowings under our credit facilities contributed to the net increase of debt outstanding. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

In 2017, we realized a net source of cash from financing activities, primarily due to equity offerings, offset by a net reduction of debt outstanding and payment of dividends and distributions. We issued 9,200,000 shares of common stock in January 2017 and 17,000,000 shares of common stock in June 2017 through public offerings in addition to common stock offerings through our December 2016 EDA. A portion of the proceeds from the equity issuances was used to repay outstanding borrowings under the TRP Revolver and to redeem TRP’s 6⅜% Senior Notes.

Common Dividends

The following table details the dividends on common stock declared and/or paid by us for the six months ended June 30, 2018:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2018	August 15, 2018	$208.9	$205.2	$3.7	$0.91000
March 31, 2018	May 16, 2018	203.1	199.7	3.4	0.91000
December 31, 2017	February 15, 2018	202.4	199.1	3.3	0.91000

________________

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $45.8 million were paid to holders of the Series A Preferred during the six months ended June 30, 2018. As of June 30, 2018, cash dividends accrued for our Series A Preferred were $22.9 million, which will be paid on August 14, 2018.

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

	Six Months Ended June 30,
	2018	2017
	(In millions)
Capital requirements:
Consideration for business acquisition	$—	$987.1
Contingent consideration (1)	—	(416.3)
Cash outlay for business acquisition, net of cash acquired	—	570.8

Growth (2)	1,245.6	560.0
Maintenance (2)	47.1	49.1
Gross capital expenditures	1,292.7	609.1
Transfers of capital expenditures to investment in unconsolidated affiliates	16.0	—
Transfers from materials and supplies inventory to property, plant and equipment	(1.0)	(1.5)
Change in capital project payables and accruals	(145.2)	(80.0)
Cash outlays for capital projects	1,162.5	527.6

Total capital outlays	$1,162.5	$1,098.4

(1)	See Note 4 – Newly-Formed Joint Ventures and Acquisitions of the “Consolidated Financial Statements.” Represents the fair value of contingent consideration at the acquisition date.
(2)

Growth capital expenditures, net of contributions from noncontrolling interests, were $1,034.0 million and $543.4 million for the six months ended June 30, 2018 and 2017. Maintenance capital expenditures, net of contributions from noncontrolling interests, were $46.0 million and $48.5 million for the six months ended June 30, 2018 and 2017.

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

Total growth capital expenditures increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to spending related to Grand Prix, additional processing plants and associated infrastructure in the Permian Basin, SouthOK and Badlands, and construction of Train 6. Total maintenance capital expenditures were relatively flat for the comparable periods.

Off-Balance Sheet Arrangements

As of June 30, 2018, there were $50.3 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas equity volumes, NGL equity volumes and condensate equity volumes and future commodity purchases and sales through 2021. Market conditions may also impact our ability to enter into future commodity derivative contracts.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2018, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements and (ii) future commodity purchases and sales in our Logistics and Marketing segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected natural gas and NGL equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedges are documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in commodity prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing the Partnership’s senior secured indebtedness that ranks equal in right of payment with liens granted in favor of the Partnership’s senior secured lenders. Absent federal regulations resulting from the Dodd-Frank Act, and as long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

We also enter into commodity price hedging transactions using futures contracts on futures exchanges. Exchange traded futures are subject to exchange margin requirements, so we may have to increase our cash deposit due to a rise in natural gas and NGL prices. Unlike bilateral hedges, we are not subject to counterparty credit risks when using futures on futures exchanges.

Our operating revenues increased (decreased) by $(9.9) million and $5.4 million during the three months ended June 30, 2018 and 2017, and $(48.7) million and $(1.3) million during the six months ended June 30, 2018 and 2017, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $38.2 million at December 31, 2017 to a net liability position of $62.8 million at June 30, 2018. The fixed prices we currently expect to receive on derivative contracts are below the aggregate forward prices for commodities related to those contracts, creating this net liability position.

As of June 30, 2018, we had the following derivative instruments that will settle during the years shown below:

Natural GAS

Instrument		Price
Type	Index	$/MMBtu	MMBtu/d				Fair Value
			2018	2019	2020	2021	(In millions)
Gathering & Processing
Swap	IF-Waha	2.6470	93,600	-	-	-	$17.4
Swap	IF-Waha	2.6327	-	65,383	-	-	27.6
			93,600	65,383	-	-

Swap	IF-PB	2.4802	45,900	-	-	-	7.6
Swap	IF-PB	2.3700	-	35,000	-	-	12.0
			45,900	35,000	-	-

Swap	IF-PEPL	2.5960	31,370	-	-	-	1.9
Swap	IF-PEPL	2.5333	-	31,370	-	-	4.9
Swap	IF-PEPL	2.0700	-	-	15,500	-	(0.1)
Swap	IF-PEPL	2.4750	-	-	-	3,822	0.2
			31,370	31,370	15,500	3,822

Gathering & Processing total			170,870	131,753	15,500	3,822	$71.5

Other (1)
Swap	NG-NYMEX	2.9000	(130)	-	-	-	$0.0
Swap	NG-NYMEX	2.8367	-	(247)	-	-	(0.0)
			(130)	(247)	-	-

Basis Swap	Various	Various	135,842	97,377	30,417	16,658	(11.6)
Other total			135,712	97,130	30,417	16,658	$(11.6)

							$59.9

________________________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.

NGLs

Instrument		Price
Type	Index	$/gal		Bbl/d				Fair Value
				2018	2019	2020	2021	(In millions)
Gathering & Processing
Swap	C2-OPIS-MB	0.2822		5,720	-	-	-	(1.2)
Swap	C2-OPIS-MB	0.2928		-	5,270	-	-	0.9
Swap	C2-OPIS-MB	0.2994		-	-	2,237	-	0.2
Swap	C2-OPIS-MB	0.3010		-	-	-	163	(0.0)
Total				5,720	5,270	2,237	163

Swap	C3-OPIS-MB	0.7124		9,870	-	-	-	(17.4)
Swap	C3-OPIS-MB	0.6654		-	7,240	-	-	(15.2)
Swap	C3-OPIS-MB	0.6349		-	-	3,150	-	(5.3)
Swap	C3-OPIS-MB	0.6640		-	-	-	217	(0.3)
Total				9,870	7,240	3,150	217

Swap	IC4-OPIS-MB	0.8824		1,320	-	-	-	(2.4)
Swap	IC4-OPIS-MB	0.8188		-	780	-	-	(1.3)
Swap	IC4-OPIS-MB	0.7343		-	-	430	-	(0.9)
Swap	IC4-OPIS-MB	0.7640		-	-	-	30	(0.0)
Total				1,320	780	430	30

Swap	NC4-OPIS-MB	0.8780		3,850	-	-	-	(6.1)
Swap	NC4-OPIS-MB	0.8114		-	2,260	-	-	(3.6)
Swap	NC4-OPIS-MB	0.7275		-	-	1,230	-	(2.4)
Swap	NC4-OPIS-MB	0.7560		-	-	-	86	(0.1)
Total				3,850	2,260	1,230	86

Swap	C5-OPIS-MB	1.2034		2,540	-	-	-	(7.2)
Swap	C5-OPIS-MB	1.2291		-	1,919	-	-	(8.0)
Swap	C5-OPIS-MB	1.1337		-	-	760	-	(2.8)
Swap	C5-OPIS-MB	1.1600		-	-	-	54	(0.2)
Total				2,540	1,919	760	54

		Put Price	Call Price
Collar	C3-OPIS-MB	0.5300	0.6500	900	-	-	-	(2.1)

		Put Price	Call Price
Collar	IC4-OPIS-MB	0.6500	0.8400	110	-	-	-	(0.2)
Collar	IC4-OPIS-MB	0.6400	0.8000	-	110	-	-	(0.3)
Total				110	110	-	-

		Put Price	Call Price
Collar	NC4-OPIS-MB	0.6500	0.8000	300	-	-	-	(0.7)
Collar	NC4-OPIS-MB	0.6400	0.7600	-	300	-	-	(0.9)
Total				300	300	-	-

Gathering & Processing total				24,610	17,879	7,807	550	$(77.5)

Other (1)(2)
Future	C2-OPIS-MB	0.2596		3,098	-	-	-	$(1.0)
Future	C2-OPIS-MB	0.2772		-	1,507	-	-	(0.1)
Future	C2-OPIS-MB	0.2820		-	-	3,115	-	(0.6)
Total				3,098	1,507	3,115	-

Future	C3-OPIS-MB	0.8029		5,033	-	-	-	(5.4)
Future	C3-OPIS-MB	0.8786		-	438	-	-	(0.4)
Total				5,033	438	-	-

Future	IC4-OPIS-MB	0.8525		489	-	-	-	(0.9)
Future	NC4-OPIS-MB	0.8665		1,793	-	-	-	(2.9)
Future	C5-OPIS-MB	1.8810		(136)	-	-	-	(0.3)

Other total				10,277	1,945	3,115	-	$(11.6)
								$(89.1)

______________________________________________

(1)	Other includes derivative agreements entered into for the purpose of hedging future commodity purchases and sales in our Logistics and Marketing segment.
(2)	The “Future” line items are comprised of futures transactions entered into on both the Intercontinental Exchange (“ICE”) and Chicago Mercantile Exchange (“CME”).

CONDENSATE

Instrument		Price
Type	Index	$/Bbl		Bbl/d				Fair Value
				2018	2019	2020	2021	(In millions)
Gathering & Processing
Swap	WTI-NYMEX	53.38		4,990	-	-	-	$(15.7)
Swap	WTI-NYMEX	55.16		-	3,413	-	-	(12.5)
Swap	WTI-NYMEX	56.49		-	-	770	-	(1.2)
Swap	WTI-NYMEX	54.43		-	-	-	190	(0.3)
				4,990	3,413	770	190

		Put Price	Call Price
Collar	WTI-NYMEX	48.00	56.25	590	-	-	-	(1.6)
Collar	WTI-NYMEX	48.00	56.25	-	590	-	-	(2.3)
				590	590	-	-

Total				5,580	4,003	770	190

								$(33.6)

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. As of June 30, 2018, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and the Securitization Facility will also increase. As of June 30, 2018, the Partnership had $180.0 million in outstanding variable rate borrowings under the TRP Revolver and Securitization Facility, and we had outstanding variable rate borrowings of $150.0 million under the TRC Revolver. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by $1.8 million and our consolidated annual interest expense by $3.3 million.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with all our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $75.9 million as of June 30, 2018. The range of losses attributable to our individual counterparties would be between $6.4 million and $22.3 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure to bankruptcies or other liquidity issues of counterparties. If an assessment of uncollectible accounts resulted in a 1% reduction of our third-party accounts receivable as of June 30, 2018, our operating income would decrease by $8.7 million in the year of the assessment.

During the three and six months ended June 30, 2018, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 17% and 15% of our consolidated revenues. No customer comprised greater than 10% of our consolidated revenues in the three and six months ended June 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, we implemented a new enterprise resource planning ("ERP") system. The new ERP system consolidates two legacy ERP systems and represents a change in our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods. We will complete our evaluation and testing of the internal control changes as of December 31, 2018.

Other than the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, during our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 18 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet to be purchased under the plan
April 1, 2018 - April 30, 2018	599	$48.03	—	—
May 1, 2018 - May 31, 2018	558	$46.97	—	—
June 1, 2018 - June 30, 2018	44,725	$49.59	—	—

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

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

10.1

Purchase Agreement dated as of April 5, 2018, among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 6, 2018).

10.2

First Amendment to Credit Agreement dated as of June 29, 2018, by and among Targa Resources Corp., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 3, 2018 (File No. 001-34991)).

10.3

Third Amendment and Restatement Agreement dated as of June 29, 2018, by and among Targa Resources Partners LP, Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed July 3, 2018).

10.4*

Supplemental Indenture dated July 24, 2018 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

10.5*

Supplemental Indenture dated July 24, 2018 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

Number	Description
10.6*

Supplemental Indenture dated July 24, 2018 to Indenture dated October 28, 2014, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

10.7*

Supplemental Indenture dated July 24, 2018 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

10.8*

Supplemental Indenture dated July 24, 2018 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

10.9*

Supplemental Indenture dated July 24, 2018 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

10.10*

Supplemental Indenture dated July 24, 2018 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association).

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

Targa Resources Corp.
(Registrant)

Date: August 8, 2018	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)