Form 10-Q
period 2020-03-31
Targa Resources Corp.
filed 2020-05-07
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were 233,116,228 shares of the registrant’s common stock, $0.001 par value, outstanding.

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
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Additionally, while we have not been previously materially impacted by prior outbreaks of illnesses, pandemics or other public health crises, there are potential risks to us from the continued impact on global demand for commodities related to the COVID-19 pandemic. The COVID-19 pandemic has reduced economic activity and the related demand for energy commodities, which contributed to a sharp drop in prices in the first half of 2020 and is expected to continue to impact demand over the short-term.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$375.2	$331.1
Trade receivables, net of allowances of $0.1 and $0.0 million at March 31, 2020 and December 31, 2019	438.1	855.0
Inventories	100.2	161.5
Assets from risk management activities	199.7	103.3
Other current assets	101.1	69.7
Held for sale assets	—	137.7
Total current assets	1,214.3	1,658.3
Property, plant and equipment, net	12,411.8	14,548.5
Intangible assets, net	1,488.0	1,735.0
Long-term assets from risk management activities	82.2	35.5
Investments in unconsolidated affiliates	736.8	738.7
Other long-term assets	93.7	99.1
Total assets	$16,026.8	$18,815.1

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$873.6	$1,379.9
Liabilities from risk management activities	41.8	104.1
Current debt obligations	280.6	382.2
Held for sale liabilities	—	6.4
Total current liabilities	1,196.0	1,872.6
Long-term debt	7,639.8	7,440.2
Long-term liabilities from risk management activities	30.2	40.8
Deferred income taxes, net	204.4	434.2
Other long-term liabilities	296.1	305.6
Contingencies (see Note 15)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, 965,100 shares issued and outstanding), net of discount (see Note 9)	287.8	278.8
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized)	0.2	0.2
Issued Outstanding
March 31, 2020 234,201,659 233,110,061
December 31, 2019 233,852,810 232,843,526
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	4,991.7	5,221.2
Retained earnings (deficit)	(2,077.4)	(339.6)
Accumulated other comprehensive income (loss)	168.4	92.5
Treasury stock, at cost (1,091,598 shares as of March 31, 2020 and 1,009,284 shares as of December 31, 2019)	(56.6)	(53.5)
Total Targa Resources Corp. stockholders' equity	3,026.3	4,920.8
Noncontrolling interests	3,346.2	3,522.1
Total owners' equity	6,372.5	8,442.9
Total liabilities, Series A Preferred Stock and owners' equity	$16,026.8	$18,815.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$1,779.7	$1,976.5
Fees from midstream services	269.2	322.9
Total revenues	2,048.9	2,299.4
Costs and expenses:
Product purchases	1,188.3	1,726.0
Operating expenses	194.6	190.2
Depreciation and amortization expense	239.1	237.4
General and administrative expense	60.5	81.1
Impairment of long-lived assets	2,442.8	—
Other operating (income) expense	1.1	3.4
Income (loss) from operations	(2,077.5)	61.3
Other income (expense):
Interest expense, net	(98.0)	(80.6)
Equity earnings (loss)	20.6	2.8
Gain (loss) from financing activities	39.3	(1.4)
Change in contingent considerations	—	(9.7)
Income (loss) before income taxes	(2,115.6)	(27.6)
Income tax (expense) benefit	295.3	2.9
Net income (loss)	(1,820.3)	(24.7)
Less: Net income (loss) attributable to noncontrolling interests	(82.5)	14.2
Net income (loss) attributable to Targa Resources Corp.	(1,737.8)	(38.9)
Dividends on Series A Preferred Stock	22.9	22.9
Deemed dividends on Series A Preferred Stock	9.0	7.9
Net income (loss) attributable to common shareholders	$(1,769.7)	$(69.7)

Net income (loss) per common share - basic	$(7.60)	$(0.30)
Net income (loss) per common share - diluted	$(7.60)	$(0.30)
Weighted average shares outstanding - basic	233.0	232.2
Weighted average shares outstanding - diluted	233.0	232.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020			2019
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$(1,820.3)			$(24.7)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$158.9	$(39.4)	119.5	$(38.8)	$9.5	(29.3)
Settlements reclassified to revenues	(59.9)	16.3	(43.6)	(21.3)	5.2	(16.1)
Other comprehensive income (loss)	99.0	(23.1)	75.9	(60.1)	14.7	(45.4)
Comprehensive income (loss)			(1,744.4)			(70.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests			(82.5)			14.2
Comprehensive income (loss) attributable to Targa Resources Corp.			$(1,661.9)			$(84.3)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2019	232,844	$0.2	$5,221.2	$(339.6)	$92.5	1,010	$(53.5)	$3,522.1	$8,442.9	$278.8
Compensation on equity grants	—	—	17.0	—	—	—	—	—	17.0	—
Distribution equivalent rights			(2.3)						(2.3)
Shares issued under compensation program	348	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(82)	—	—	—	—	82	(3.1)	—	(3.1)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(9.0)	—	—	—	—	—	(9.0)	9.0
Common stock dividends									—	—
Dividends - $0.91 per share	—	—	—	(212.3)	—	—	—	—	(212.3)	—
Dividends in excess of retained earnings	—	—	(212.3)	212.3	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(104.0)	(104.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10.6	10.6	—
Other comprehensive income (loss)	—	—	—	—	75.9	—	—	—	75.9	—
Net income (loss)	—	—	—	(1,737.8)	—	—	—	(82.5)	(1,820.3)	—
Balance, March 31, 2020	233,110	$0.2	$4,991.7	$(2,077.4)	$168.4	1,092	$(56.6)	$3,346.2	$6,372.5	$287.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2018	231,791	$0.2	$6,154.9	$(130.4)	$94.3	666	$(39.6)	$1,391.4	$7,470.8	$245.7
Compensation on equity grants	—	—	16.5	—	—	—	—	—	16.5	—
Distribution equivalent rights	—	—	(3.6)	—	—	—	—	—	(3.6)	—
Shares issued under compensation program	913	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(229)	—	—	—	—	229	(9.6)	—	(9.6)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(7.9)	—	—	—	—	—	(7.9)	7.9
Common stock dividends
Dividends - $0.91 per share	—	—	—	(211.3)	—	—	—	—	(211.3)	—
Dividends in excess of retained earnings	—	—	(211.3)	211.3	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21.4)	(21.4)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	196.8	196.8	—
Other comprehensive income (loss)	—	—	—	—	(45.4)	—	—	—	(45.4)	—
Net income (loss)	—	—	—	(38.9)	—	—	—	14.2	(24.7)	—
Balance, March 31, 2019	232,475	$0.2	$5,925.7	$(169.3)	$48.9	895	$(49.2)	$1,581.0	$7,337.3	$253.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$(1,820.3)	$(24.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	2.8	2.6
Compensation on equity grants	17.0	16.5
Depreciation and amortization expense	239.1	237.4
Impairment of long-lived assets	2,442.8	—
Accretion of asset retirement obligations	0.7	1.0
Deferred income tax expense (benefit)	(278.4)	(2.9)
Equity (earnings) loss of unconsolidated affiliates	(20.6)	(2.8)
Distributions of earnings received from unconsolidated affiliates	21.1	4.8
Risk management activities	(115.5)	7.2
(Gain) loss on sale or disposition of assets	0.6	3.2
(Gain) loss from financing activities	(39.3)	1.4
Change in contingent considerations	—	9.7
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	383.0	78.2
Inventories	62.3	(60.6)
Accounts payable and other liabilities	(442.7)	36.6
Net cash provided by operating activities	452.6	307.6
Cash flows from investing activities
Outlays for property, plant and equipment	(341.7)	(943.3)
Proceeds from sale of business and assets	134.8	0.5
Investments in unconsolidated affiliates	(1.4)	(117.4)
Return of capital from unconsolidated affiliates	2.8	—
Other, net	3.6	(9.0)
Net cash used in investing activities	(201.9)	(1,069.2)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	790.0	765.0
Repayments of credit facilities	(430.0)	(795.0)
Proceeds from borrowings under accounts receivable securitization facility	130.0	378.0
Repayments of accounts receivable securitization facility	(231.9)	(350.4)
Proceeds from issuance of senior notes	—	1,500.0
Redemption of senior notes	(122.1)	(749.4)
Principal payments of finance leases	(3.1)	(2.7)
Costs incurred in connection with financing arrangements	—	(12.8)
Repurchase of shares and units under compensation plans	(3.1)	(9.6)
Contributions from noncontrolling interests	10.6	196.8
Distributions to noncontrolling interests	(105.1)	(18.6)
Distributions to Partnership unitholders	(2.8)	(2.8)
Dividends paid to common and Series A preferred shareholders	(239.1)	(244.1)
Net cash provided by (used in) financing activities	(206.6)	654.4
Net change in cash and cash equivalents	44.1	(107.2)
Cash and cash equivalents, beginning of period	331.1	232.1
Cash and cash equivalents, end of period	$375.2	$124.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Corp. (“TRC”) is a publicly traded Delaware corporation formed in October 2005. Our common stock is listed on the New York Stock Exchange under the symbol “TRGP.” In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Targa” are intended to mean our consolidated business and operations. TRC controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership” or “TRP.”

Our Operations

The Company is primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting and selling natural gas;
•	transporting, storing, fractionating, treating and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and selling crude oil.

See Note 19 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods may have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The amendments in this update remove certain exceptions for performing intra-period tax allocations and calculating income taxes in interim periods when a year-to-date loss exceeds the anticipated loss for the year. These amendments also simplify the accounting for income taxes, including requiring that an entity reflect the effect of an enacted change in tax law or rate in the annual effective tax rate computation in the applicable interim period. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. We early adopted the amendments on January 1, 2020, on a prospective basis, with no material effect on our consolidated financial statements as a result of adoption.

Fair Value Measurements Disclosure Requirements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this update removed certain fair value measurement disclosure requirements and added a requirement to disclose the range and weighted average of significant unobservable inputs used to develop both recurring and nonrecurring Level 3 fair value measurements. The amendments were effective for us on January 1, 2020, and were adopted on a prospective basis, with no material effect on our consolidated financial statements as a result of adoption.

Measurement of Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update modifies the impairment model for financial instruments, including trade and other receivables, held-to-maturity debt securities and other instruments.

The amendment requires entities to consider historical information, current conditions and supportable forecasts to estimate expected credit losses, which may result in earlier recognition of losses. The amendments were effective for us on January 1, 2020, and were adopted by applying the modified retrospective transition approach. The adoption did not result in a cumulative effect adjustment to retained earnings on January 1, 2020. As a result of our adoption, see Accounting Policy Updates – Allowance for Doubtful Accounts below.

Accounting Policy Updates

Allowance for Doubtful Accounts

Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. We estimate the allowance for doubtful accounts through various procedures, including extensive review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts.

We continuously evaluate our ability to collect amounts owed to us. Receivables are considered past due if full payment is not received by the contractual due date. These procedures also include performing account reconciliations, dispute resolution and payment confirmation. We may involve our legal counsel to pursue the recovery of defaulted trade receivables.

As the financial condition of any counterparty changes, circumstances develop or additional information becomes available, adjustments to our allowance may be required.

Note 4 — Property, Plant and Equipment and Intangible Assets

	March 31, 2020	December 31, 2019	Estimated Useful Lives (In Years)
Gathering systems	$9,027.1	$8,976.8	5 to 20
Processing and fractionation facilities	5,370.3	5,143.0	5 to 25
Terminaling and storage facilities	1,498.3	1,495.5	5 to 25
Transportation assets	2,313.1	2,292.4	10 to 50
Other property, plant and equipment	298.1	184.1	3 to 25
Land	159.3	159.7	—
Construction in progress	1,425.2	1,576.5	—
Finance lease right-of-use assets	51.2	48.8	—
Property, plant and equipment	20,142.6	19,876.8
Accumulated depreciation, amortization and impairment	(7,730.8)	(5,328.3)
Property, plant and equipment, net	$12,411.8	$14,548.5

Intangible assets	$2,643.5	$2,643.5	10 to 20
Accumulated amortization and impairment	(1,155.5)	(908.5)
Intangible assets, net	$1,488.0	$1,735.0

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

During the three months ended March 31, 2020 and 2019, depreciation expense was $200.7 million and $194.4 million.

Asset Impairments

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates could have an impact on our assessment of asset recoverability.

During the first quarter of 2020, global commodity prices declined due to factors that significantly impacted both demand and supply. As the COVID-19 pandemic spread, causing travel and other restrictions to be implemented globally, the demand for commodities declined. Additionally, the supply shock late in the first quarter from certain major oil producing nations increasing production significantly also contributed to the sharp drop in commodity prices. The sharp drop in commodity prices has resulted in prompt reactions from some domestic producers, including significantly reducing capital budgets and resultant drilling activity and shutting-in production. The likelihood of additional domestic production shut-ins increases as the availability of domestic crude oil storage decreases, commodity prices remain depressed and concerns about a global oversupply of crude from reduced demand associated with COVID-19 continues.

The above circumstances are a triggering event that requires long-lived assets to be evaluated for impairment. At March 31, 2020, we determined that indictors of impairment existed for certain asset groups reported primarily within our Gathering and Processing segment. For each asset group for which undiscounted future net cash flows were not sufficient to recover the net book value, fair value was determined through use of discounted estimated cash flows to measure the impairment loss.

The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our asset groups are derived from current business plans, which are developed using near-term price and volume projections reflective of the current environment and management's projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include volume projections, operating costs, timing of incurring such costs and the use of an appropriate discount rate. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

The fair value measurement of our long-lived assets was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable inputs used include discount rates and terminal value exit multiples. We utilized a weighted average discount rate of 14.0% when deriving the fair value of the asset groups impaired during the quarter. The weighted average discount rate and exit multiples reflect management’s best estimate of inputs a market participant would utilize.

For the three months ended March 31, 2020, we recorded non-cash pre-tax impairments of $2,442.8 million. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations.

The above impairment charge is primarily associated with the partial impairment of gas processing facilities and gathering systems associated with our Mid-Continent operations and full impairment of our Coastal operations - all of which are in our Gathering and Processing segment. Based on the current market conditions, our first quarter impairment assessment forecasts further decline in natural gas production across the Mid-Continent and Gulf of Mexico.

We may identify additional triggering events in the future which will require additional evaluations of the recoverability of the carrying value of our long-lived assets and may result in future impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to be not fully recoverable.

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

As a result of the triggering events and analysis described above, for the three months ended March 31, 2020 we recognized a non-cash pre-tax impairment loss associated with certain intangible customer relationships for which undiscounted future net cash flows were not sufficient to recover the net book value.

The estimated annual amortization expense for intangible assets is approximately $139.1 million, $129.2 million, $120.9 million, $115.7 million and $111.9 million for each of the years 2020 through 2024.

The changes in our intangible assets are as follows:

Balance at December 31, 2019	$1,735.0
Impairment	(208.6)
Amortization	(38.4)
Balance at March 31, 2020	$1,488.0

Note 5 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•	a 50% operated ownership interest in Little Missouri 4 LLC (“Little Missouri 4”); and
•

two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), (together the “T2 Joint Ventures”).

Logistics and Transportation Segment

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2019	Equity Earnings (Loss)	Distributions	Contributions	Balance at March 31, 2020
GCX (1)	$447.5	$16.4	$(21.0)	$1.4	$444.3
Little Missouri 4	103.7	3.3	—	—	107.0
T2 Eagle Ford (2)	89.6	(2.2)	(0.9)	—	86.5
T2 LaSalle (2)	44.8	(1.2)	(0.4)	—	43.2
GCF	37.2	2.4	(1.6)	—	38.0
Cayenne	15.9	1.9	—	—	17.8
Total	$738.7	$20.6	$(23.9)	$1.4	$736.8

(1)

Our 25% interest in GCX is owned by Targa GCX Pipeline LLC (“GCX DevCo JV”), of which we own a 20% interest. GCX DevCo JV is accounted for on a consolidated basis in our consolidated financial statements.

(2)

As of March 31, 2020, $22.7 million of unamortized excess fair value over the T2 LaSalle and T2 Eagle Ford capital accounts remained. These basis differences, which are attributable to the underlying depreciable tangible gathering assets, are being amortized on a straight-line basis as components of equity earnings over the estimated 20-year useful lives of the underlying assets.

Note 6 — Accounts Payable and Accrued Liabilities

	March 31, 2020	December 31, 2019
Commodities	$318.6	$683.6
Other goods and services	264.8	313.5
Interest	108.2	125.7
Income and other taxes	37.0	62.4
Compensation and benefits	13.8	62.0
Preferred Series A dividends payable	22.9	22.9
Accrued distributions to noncontrolling interests	87.8	91.7
Other	20.5	18.1
	$873.6	$1,379.9

Accounts payable and accrued liabilities includes $9.5 million and $21.9 million of liabilities to creditors to whom we have issued checks that remained outstanding as of March 31, 2020 and December 31, 2019.

Note 7 — Debt Obligations

	March 31, 2020	December 31, 2019
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due December 2020 (2)	$268.1	$370.0
Finance lease liabilities	12.5	12.2
Current debt obligations	280.6	382.2

Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due June 2023 (3)	435.0	435.0
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due June 2023 (4)	360.0	—
Senior unsecured notes:
5¼% fixed rate, due May 2023	559.6	559.6
4¼% fixed rate, due November 2023	583.9	583.9
6¾% fixed rate, due March 2024	580.1	580.1
5⅛% fixed rate, due February 2025	491.9	500.0
5⅞% fixed rate, due April 2026	992.7	1,000.0
5⅜% fixed rate, due February 2027	490.1	500.0
6½% fixed rate, due July 2027	714.9	750.0
5% fixed rate, due January 2028	719.9	750.0
6⅞% fixed rate, due January 2029	689.9	750.0
5½% fixed rate, due March 2030	988.0	1,000.0
TPL notes, 4¾% fixed rate, due November 2021 (5)	6.5	6.5
TPL notes, 5⅞% fixed rate, due August 2023 (5)	48.1	48.1
Unamortized premium	0.2	0.3
	7,660.8	7,463.5
Debt issuance costs, net of amortization	(46.2)	(49.1)
Finance lease liabilities	25.2	25.8
Long-term debt	7,639.8	7,440.2
Total debt obligations	$7,920.4	$7,822.4
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (3)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (4)	73.1	88.2
	$73.1	$88.2

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)

As of March 31, 2020, the Partnership had $268.1 million of qualifying receivables under its $400.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in zero availability.

(3)	As of March 31, 2020, availability under TRC’s $670.0 million senior secured revolving credit facility (“TRC Revolver”) was $235.0 million.
(4)	As of March 31, 2020, availability under the Partnership’s $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $1,766.9 million.
(5)	“TPL” refers to Targa Pipeline Partners LP.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the three months ended March 31, 2020:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC Revolver	2.7% - 3.5%	3.4%
TRP Revolver	2.5% - 6.0%	3.4%
Partnership's Securitization Facility	1.5% - 2.7%	2.3%

Compliance with Debt Covenants

As of March 31, 2020, we were in compliance with the covenants contained in our various debt agreements.

Debt Repurchases

During the three months ended March 31, 2020, the Partnership repurchased on the open market a portion of its outstanding senior notes as follows:

Debt Repurchased	Book Value	Payment	Gain/(Loss)	Write-off of Debt Issuance Costs	Net Gain/(Loss)
5⅛% Senior Notes due 2025	$8.1	$(5.3)	$2.8	$-	$2.8
5⅞% Senior Notes due 2026	7.3	(5.1)	2.2	-	2.2
5⅜% Senior Notes due 2027	9.9	(7.7)	2.2	(0.1)	2.1
6½% Senior Notes due 2027	35.1	(27.1)	8.0	(0.3)	7.7
5% Senior Notes due 2028	30.1	(21.5)	8.6	(0.2)	8.4
6⅞% Senior Notes due 2029	60.2	(46.6)	13.6	(0.6)	13.0
5½% Senior Notes due 2030	12.0	(8.8)	3.2	(0.1)	3.1
	$162.7	$(122.1)	$40.6	$(1.3)	$39.3

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

Contractual Obligations

The following table summarizes payment obligations for debt instruments after giving effect to the debt repurchases detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt obligations (1)	$7,660.6	$-	$6.5	$3,058.6	$4,595.5
Interest on debt obligations (2)	2,643.8	406.8	817.9	648.3	770.8
	$10,304.4	$406.8	$824.4	$3,706.9	$5,366.3

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.

(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing March 31, 2020 rates for floating debt.

Subsequent Events

In April, the Partnership repurchased on the open market a portion of its outstanding senior notes as follows:

Debt Repurchased	Book Value	Payment
5⅛% Senior Notes due 2025	$10.9	$(9.3)
5⅞% Senior Notes due 2026	29.5	(24.6)
5⅜% Senior Notes due 2027	22.0	(18.9)
6½% Senior Notes due 2027	9.7	(8.4)
5% Senior Notes due 2028	19.5	(16.5)
6⅞% Senior Notes due 2029	10.5	(8.7)
5½% Senior Notes due 2030	38.4	(31.4)
	$140.5	$(117.8)

On April 22, 2020, we amended the Partnership’s Securitization Facility to decrease the facility size from $400.0 million to $250.0 million to more closely align with expectations for borrowing capacity given current commodity prices and to extend the facility termination date to April 21, 2021.

Note 8 — Other Long-term Liabilities

Other long-term liabilities are comprised of deferred revenue, asset retirement obligations and operating lease liabilities.

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met.

Deferred revenue as of March 31, 2020 and December 31, 2019, was $171.4 million and $172.0 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems.

Note 9 – Preferred Stock

Preferred Stock Dividends

As of March 31, 2020, we have accrued cumulative preferred dividends of $22.9 million on our Series A Preferred Stock (“Series A Preferred”), which will be paid on May 14, 2020. During the three months ended March 31, 2020, we paid $22.9 million of dividends to preferred shareholders, and recorded deemed dividends of $9.0 million attributable to accretion of the preferred discount resulting from the beneficial conversion feature accounting. Such accretion is included in the book value of the Series A Preferred.

Note 10 — Common Stock and Related Matters

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2020:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2020	May 15, 2020	$23.7	$23.3	$0.4	$0.10000
December 31, 2019	February 18, 2020	216.0	212.0	4.0	0.91000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 11 — Partnership Units and Related Matters

Distributions

We are entitled to receive all Partnership distributions from available cash on the Partnership’s common units after payment of preferred unit distributions each quarter.

The following table details the distributions declared and paid by the Partnership for the three months ended March 31, 2020:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
March 31, 2020	May 13, 2020	$53.1	$50.3
December 31, 2019	February 13, 2020	241.9	239.1

Contributions

All capital contributions to the Partnership continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. During the three months ended March 31, 2020, we did not make any contributions to the Partnership.

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

The Partnership paid $2.8 million of distributions to the holders of Preferred Units (“Preferred Unitholders”) for the three months ended March 31, 2020. The Preferred Units are reported as noncontrolling interests in our financial statements.

Subsequent Event

In April 2020, the board of directors of the general partner of the Partnership declared a cash distribution of $0.1875 per Preferred Unit, resulting in approximately $0.9 million in distributions that will be paid on May 15, 2020.

Note 12 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding (in millions) used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,820.3)	$(24.7)
Less: Net income attributable to noncontrolling interests	(82.5)	14.2
Less: Dividends on preferred stock	31.9	30.8
Net income (loss) attributable to common shareholders for basic earnings per share	$(1,769.7)	$(69.7)

Weighted average shares outstanding - basic	233.0	232.2

Net income (loss) available per common share - basic	$(7.60)	$(0.30)

Weighted average shares outstanding	233.0	232.2
Weighted average shares outstanding - diluted	233.0	232.2

Net income (loss) available per common share - diluted	$(7.60)	$(0.30)

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2020	2019
Unvested restricted stock awards	0.8	1.3
Series A Preferred Stock (1)	46.5	46.5

______________________________________________________________________________________________

(1)

The Series A Preferred has no mandatory redemption date, but is redeemable at our election in year six for a 10% premium to the liquidation preference and for a 5% premium to the liquidation preference in year seven thereafter. If the Series A Preferred is not redeemed by the end of year twelve, the investors have the right to convert the Series A Preferred into TRC common stock.

Note 13 — Derivative Instruments and Hedging Activities

The primary purposes of our commodity risk management activities are to manage our exposure to commodity price risk and reduce volatility in our operating cash flow due to fluctuations in commodity prices. We have entered into derivative instruments to hedge the commodity price risks associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. The hedge positions associated with (i) and (ii) above will move favorably in periods of falling commodity prices and unfavorably in periods of rising commodity prices and are designated as cash flow hedges for accounting purposes.

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

At March 31, 2020, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2020	2021	2022	2023	2024
Natural Gas	Swaps	MMBtu/d	167,230	165,121	86,100	20,000	-
Natural Gas	Basis Swaps	MMBtu/d	436,064	399,360	268,363	220,000	50,000
NGL	Swaps	Bbl/d	26,012	14,151	8,991	-	-
NGL	Futures	Bbl/d	15,527	3,521	-	-	-
Condensate	Swaps	Bbl/d	6,390	4,204	1,610	-	-

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

		Fair Value as of March 31, 2020		Fair Value as of December 31, 2019
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$190.9	$15.6	$102.1	$11.6
	Long-term	69.3	24.9	33.7	6.4
Total derivatives designated as hedging instruments		$260.2	$40.5	$135.8	$18.0
Derivatives not designated as hedging instruments
Commodity contracts	Current	$8.8	$26.2	$1.2	$92.5
	Long-term	12.9	5.3	1.8	34.4
Total derivatives not designated as hedging instruments		$21.7	$31.5	$3.0	$126.9
Total current position		$199.7	$41.8	$103.3	$104.1
Total long-term position		82.2	30.2	35.5	40.8
Total derivatives		$281.9	$72.0	$138.8	$144.9

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
March 31, 2020	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$157.2	$(41.8)	$(11.9)	$120.8	$(17.3)
Counterparties without offsetting positions - assets	42.5	-	-	42.5	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	199.7	(41.8)	(11.9)	163.3	(17.3)
Long Term Position
Counterparties with offsetting positions or collateral	61.4	(30.2)	-	31.4	(0.2)
Counterparties without offsetting positions - assets	20.8	-	-	20.8	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	82.2	(30.2)	-	52.2	(0.2)
Total Derivatives
Counterparties with offsetting positions or collateral	218.6	(72.0)	(11.9)	152.2	(17.5)
Counterparties without offsetting positions - assets	63.3	-	-	63.3	-
Counterparties without offsetting positions - liabilities	-	-	-	-	-
	$281.9	$(72.0)	$(11.9)	$215.5	$(17.5)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2019	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$99.8	$(85.0)	$(4.9)	$56.0	$(46.1)
Counterparties without offsetting positions - assets	3.5	-	-	3.5	-
Counterparties without offsetting positions - liabilities	-	(19.1)	-	-	(19.1)
	103.3	(104.1)	(4.9)	59.5	(65.2)
Long Term Position
Counterparties with offsetting positions or collateral	33.3	(40.5)	-	18.1	(25.3)
Counterparties without offsetting positions - assets	2.2	-	-	2.2	-
Counterparties without offsetting positions - liabilities	-	(0.3)	-	-	(0.3)
	35.5	(40.8)	-	20.3	(25.6)
Total Derivatives
Counterparties with offsetting positions or collateral	133.1	(125.5)	(4.9)	74.1	(71.4)
Counterparties without offsetting positions - assets	5.7	-	-	5.7	-
Counterparties without offsetting positions - liabilities	-	(19.4)	-	-	(19.4)
	$138.8	$(144.9)	$(4.9)	$79.8	$(90.8)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $209.9 million as of March 31, 2020. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2020	2019
Commodity contracts	$158.9	$(38.8)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2020	2019
Revenues	$59.9	$21.3

Based on valuations as of March 31, 2020, we expect to reclassify commodity hedge-related deferred gains of $218.3 million included in accumulated other comprehensive income into earnings before income taxes through the end of 2023, with $173.9 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended March 31, 2020, the unrealized mark-to-market gains are primarily attributable to favorable movements in natural gas forward basis prices.

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2020	2019
Commodity contracts	Revenue	$100.0	$(9.5)

See Note 14 – Fair Value Measurements and Note 19 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at March 31, 2020, a net asset position of $209.9 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net asset of $121.9 million, ignoring an adjustment for counterparty credit risk. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $298.0 million, ignoring an adjustment for counterparty credit risk.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•

The TRC Revolver, TRP Revolver, and the Partnership’s Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2020
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$277.8	$277.8	$—	$277.8	$—
Liabilities from commodity derivative contracts (1)	67.9	67.9	—	67.9	—
TPL contingent consideration (2)	2.3	2.3	—	—	2.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	375.2	375.2	—	—	—
TRC Revolver	435.0	435.0	—	435.0	—
TRP Revolver	360.0	360.0	—	360.0	—
Partnership's Senior unsecured notes	6,865.8	5,742.7	—	5,742.7	—
Partnership's Securitization Facility	268.1	268.1	—	268.1	—

	December 31, 2019
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$136.5	$136.5	$—	$136.2	$0.3
Liabilities from commodity derivative contracts (1)	142.6	142.6	—	142.0	0.6
TPL contingent consideration (2)	2.3	2.3	—	—	2.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	331.1	331.1	—	—	—
TRC Revolver	435.0	435.0	—	435.0	—
TRP Revolver	—	—	—	—	—
Partnership's Senior unsecured notes	7,028.5	7,376.9	—	7,376.9	—
Partnership's Securitization Facility	370.0	370.0	—	370.0	—

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 13 –Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

As of March 31, 2020, we had no commodity swap and option contracts categorized as Level 3. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable is immaterial.

The fair value of the TPL contingent consideration was determined using a probability-based model measuring the likelihood of meeting certain volumetric measures. The inputs are not observable; therefore, the entire valuation of the contingent consideration is categorized in Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

	Commodity
	Derivative Contracts	Contingent
	Asset/(Liability)	Consideration
Balance, December 31, 2019	$(0.3)	$(2.3)
Transfers out of Level 3 (1)	0.3	—
Balance, March 31, 2020	$—	$(2.3)

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as long-lived assets, are measured at fair value on a nonrecurring basis upon impairment. For the three months ended March 31, 2020, we recorded non-cash pre-tax impairments of $2,442.8 million. The impairment charge is primarily associated with the partial impairment of gas processing facilities and gathering systems associated with our Mid-Continent operations and full impairment of our Coastal operations. For disclosures related to valuation techniques, see Note 4 – Property, Plant and Equipment and Intangible Assets.

The techniques described above may produce a fair value calculation that may not be indicative or reflective of future fair values. Furthermore, while we believe our valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial and nonfinancial assets and liabilities could result in a different fair value measurement at the reporting date.

Note 15 – Contingencies

Legal Proceedings

We and the Partnership are parties to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We and the Partnership are also parties to various proceedings with governmental environmental agencies, including but not limited to the U.S. Environmental Protection Agency, Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department, Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert monetary sanctions for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business.

Note 16 – Revenue

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

	2020	2021	2022 and after
Fixed consideration to be recognized as of March 31, 2020	$403.7	$513.5	$3,226.5

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

For disclosures related to disaggregated revenue, see Note 19 – Segment Information.

Note 17 – Income Taxes

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. Taxable income (which is impacted by volatility in commodity prices and other factors), can result in the recording of a valuation allowance against our deferred tax assets. We record a valuation allowance when our judgment is that our existing deferred tax assets are not, on a more-likely-than-not basis, recoverable in future years.

Based on the factors discussed in Note 4 – Property, Plant and Equipment and Intangible Assets, we established a valuation allowance of $251.4 million against a portion of our deferred tax assets during the three months ended March 31, 2020, primarily due to the tax consequences of the impairment of long-lived assets. We will continue to evaluate the need for a valuation allowance based on current and expected earnings and other factors and adjust accordingly.

Note 18 – Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Cash:
Interest paid, net of capitalized interest (1)	$113.3	$66.1
Income taxes paid, net of refunds	(0.3)	0.3
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment	$(39.6)	$(38.8)
Transfers from materials and supplies inventory to property, plant and equipment	1.7	1.1
Non-cash financing activities:
Impact of accrued distributions on noncontrolling interests	$(3.9)	$—

(1)	Interest capitalized on major projects was $12.3 million and $18.9 million for the three months ended March 31, 2020 and 2019.

Note 19 — Segment Information

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

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$243.8	$1,419.6	$116.3	$—	$1,779.7
Fees from midstream services	118.2	151.0	—	—	269.2
	362.0	1,570.6	116.3	—	2,048.9
Intersegment revenues
Sales of commodities	443.2	56.5	—	(499.7)	—
Fees from midstream services	1.7	8.2	—	(9.9)	—
	444.9	64.7	—	(509.6)	—
Revenues	$806.9	$1,635.3	$116.3	$(509.6)	$2,048.9
Operating margin	$255.7	$294.0	$116.3	$—	$666.0
Other financial information:
Total assets (1)	$9,403.7	$6,347.7	$16.3	$259.1	$16,026.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$116.1	$177.9	$—	$9.8	$303.8

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended March 31, 2019
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$256.9	$1,726.8	$(7.2)	$—	$1,976.5
Fees from midstream services	199.9	123.0	—	—	322.9
	456.8	1,849.8	(7.2)	—	2,299.4
Intersegment revenues
Sales of commodities	822.8	38.4	—	(861.2)	—
Fees from midstream services	1.9	5.5	—	(7.4)	—
	824.7	43.9	—	(868.6)	—
Revenues	$1,281.5	$1,893.7	$(7.2)	$(868.6)	$2,299.4
Operating margin	$238.3	$152.1	$(7.2)	$—	$383.2
Other financial information:
Total assets (1)	$11,798.2	$5,644.9	$3.6	$122.5	$17,569.2
Goodwill	$46.6	$—	$—	$—	$46.6
Capital expenditures	$417.8	$470.9	$—	$16.9	$905.6

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended March 31,
	2020	2019
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$273.3	$411.3
NGL	1,161.0	1,396.6
Condensate and crude oil	135.7	137.7
Petroleum products	49.8	19.1
	1,619.8	1,964.7
Non-customer revenue:
Derivative activities - Hedge	59.9	21.3
Derivative activities - Non-hedge (1)	100.0	(9.5)
	159.9	11.8
Total sales of commodities	1,779.7	1,976.5

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	115.9	194.5
NGL transportation, fractionation and services	40.6	36.2
Storage, terminaling and export	99.7	79.6
Other	13.0	12.6
Total fees from midstream services	269.2	322.9

Total revenues	$2,048.9	$2,299.4

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2020	2019
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$255.7	$238.3
Logistics and Transportation operating margin	294.0	152.1
Other operating margin	116.3	(7.2)
Depreciation and amortization expense	(239.1)	(237.4)
General and administrative expense	(60.5)	(81.1)
Impairment of long-lived assets	(2,442.8)	—
Interest expense, net	(98.0)	(80.6)
Equity earnings (loss)	20.6	2.8
Gain (loss) on sale or disposition of business and assets	(0.6)	(3.2)
Gain (loss) from financing activities	39.3	(1.4)
Change in contingent considerations	—	(9.7)
Other, net	(0.5)	(0.2)
Income (loss) before income taxes	$(2,115.6)	$(27.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q.

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes the Grand Prix NGL pipeline (“Grand Prix”), as well as our equity interest in Gulf Coast Express Pipeline LLC (“GCX”), a natural gas pipeline transporting volumes from West Texas to the Gulf Coast. Grand Prix integrates our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our downstream facilities in Mont Belvieu, Texas. The associated assets, including these pipelines, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the unrealized mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges.

Recent Developments

Response to Current Market Conditions

During the first quarter of 2020, global commodity prices declined due to factors that significantly impacted both supply and demand. As the COVID-19 pandemic spread and travel and other restrictions were implemented globally, the demand for commodities declined substantially. Additionally, certain major oil producing nations significantly increased their oil and gas production late in the first quarter which further contributed to the surplus production of commodities. Reduced economic activity due to the COVID-19 pandemic combined with the commodity supply surplus has contributed to a sharp drop in crude oil, condensate, NGL and natural gas prices. Furthermore, the recent substantial decline in commodity prices has led many exploration and production companies to reduce planned capital expenditures for drilling and production activities and has also led to some companies shutting in wells. Such price and activity declines negatively impact our operations by (i) reducing investments by third parties in the development of new oil and gas reserves, therefore potentially reducing volumes coming onto our systems in the future, (ii) decreasing volumes processed in our facilities and transported on our pipelines and (iii) reducing the prices we receive from the sale of commodities. The likelihood of additional domestic production shut-ins and declines in our throughput volumes increases as the availability of domestic crude oil storage decreases, commodity prices remain depressed and concerns about a global oversupply of crude from reduced demand associated with COVID-19 continue.

These circumstances have caused significant market volatility and business disruption. In our Gathering and Processing areas of operation, producers are reducing their drilling activity to varying degrees, which may lead to lower volume growth in the near term and reduced demand for our services. Producer activity also generates demand in our Downstream Business for transportation, fractionation, storage and other fee-based services, which may decrease in the near term. As prices have declined, demand for international export, storage and terminaling services has remained relatively constant thus far.

There has been, and we believe will continue to be, significant volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. Due to the recent volatility in commodity prices, we are uncertain of what pricing and market demand will be throughout 2020, and, as a result, demand for our services may decrease. Across our operations, particularly in our Downstream Business, we benefit from long-term fee-based arrangements for our services, regardless of the actual volumes processed or delivered. The significant level of margin we derive from fee-based arrangements, combined with our hedging arrangements, helps to mitigate our exposure to commodity price movements. For additional information regarding our hedging activities, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Due to the significant decline in commodity prices and the increased volatility in the broader market, the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all has been negatively impacted. In these conditions, investors may be more likely to limit the amounts of their investments as well as seek more restrictive terms and higher costs on any financing. While these effects have increased the costs of debt and equity financing for the Company and others in our industry, we believe we have sufficient access to financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures through the remainder of 2020 and beyond.

In a response to current market conditions, in the first quarter of 2020, we announced that our Board of Directors approved a reduction in the Company’s quarterly common dividend to $0.10 per share for the quarter ended March 31, 2020 from $0.91 per share in the previous quarter. This reduction provides for approximately $755 million of additional annual direct cash flow, resulting in significant free cash flow available to reduce debt. We also reduced our estimated 2020 net growth capital expenditures to approximately $700 million to $800 million from our previously disclosed range of $1.2 billion to $1.3 billion, which represents a 40 percent reduction at the midpoint of both ranges. The vast majority of spending is for major ongoing growth capital projects where the capital is already predominantly spent. Additionally, we continue to work through numerous internal initiatives to respond to current market conditions, including identifying and implementing cost reduction measures such as reducing or deferring non-essential operating and general and administrative expenses.

We believe that our long-term strategy, combined with our high-quality asset portfolio, allows us to generate attractive cash flows even in a low commodity price environment. Geographic, business and customer diversity enhances our ability to generate sufficient cash flows to fund our requirements. Our assets are positioned in strategic oil and gas producing areas across multiple basins and provide services under attractive contract terms to a diverse mix of customers across our operational areas. Our contract portfolio has attractive rates and term characteristics, including a significant fee-based component, especially in our Downstream Business. Our Gathering and Processing segment contract mix also has components of fee-based margin, such as fee floors and other fee-based services which mitigate against low commodity prices.

We are currently experiencing no material issues with potential workforce or supply chain disruptions as a result of the COVID-19 pandemic, and our relationships with our major customers continues to be strong. However, if any of these circumstances change, our business could be adversely affected. Additionally, as there is significant uncertainty around the breadth and duration of the disruptions to global markets related to the aforementioned current events, we are unable to determine the extent that these events could materially impact our future financial position, operations and/or cash flows.

Gathering and Processing Segment Expansion

Permian Midland Processing Expansion

In August 2019, we announced that we began construction of a new 250 MMcf/d cryogenic natural gas processing plant in the Midland Basin, the Gateway Plant, which is expected to begin operations in the third quarter of 2020.

Permian Delaware Processing Expansions

In March 2018, we announced that we entered into long-term fee-based agreements with an investment grade energy company for natural gas gathering and processing services in the Delaware Basin and for downstream transportation, fractionation and other related services. The agreements are underpinned by the customer's dedication of significant acreage within a large, well-defined area in the Delaware Basin. In addition to high-pressure rich gas gathering pipelines and a natural gas processing plant, the Falcon Plant, which were placed into service in 2019, we completed construction of a second 250 MMcf/d cryogenic natural gas processing plant, the Peregrine Plant, late in the first quarter and expect it to be operational in the second quarter of 2020.

We will provide NGL transportation services on Grand Prix and fractionation services at our Mont Belvieu complex for a majority of the NGLs from the Falcon and Peregrine Plants.

Logistics and Transportation Segment Expansion

Grand Prix NGL Pipeline Extension

In February 2019, we announced an extension to our Grand Prix NGL pipeline system. The Central Oklahoma Extension will extend from Southern Oklahoma to the STACK region of Central Oklahoma where it will connect with The Williams Companies, Inc. (“Williams”) Bluestem Pipeline, linking the Conway, Kansas, and Mont Belvieu, Texas, NGL markets. In connection with this project, Williams has committed significant volumes to us that we will transport on Grand Prix and fractionate at our Mont Belvieu facilities. The Central Oklahoma Extension is expected to be completed in the first quarter of 2021. Transportation volumes on the Central Oklahoma Extension accrue solely to Targa’s benefit and are not included in Grand Prix Pipeline LLC (“Grand Prix Joint Venture”), a consolidated subsidiary of which Targa owns a 56% interest.

Fractionation Expansion

In November 2018, we announced plans to construct two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7 and Train 8”). Train 7 began operations late in the first quarter of 2020. Train 8 is expected to begin operations at the end of the third quarter of 2020. In January 2019, Williams committed to Targa significant volumes which Targa will transport on Grand Prix and fractionate at Targa’s Mont Belvieu facilities (including Train 7). Williams was also granted an option to purchase a 20% equity interest in the fractionation train, which was originally wholly owned by Targa. Williams exercised its initial option and executed a joint venture agreement with us with respect to Train 7 in the second quarter of 2019. Certain fractionation-related infrastructure for Train 7, such as storage caverns and brine handling, will be funded and owned 100% by Targa.

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

Asset Sales

In November 2019, we executed agreements to sell our crude gathering and storage business in the Permian Delaware for approximately $134 million. The sale closed early in the first quarter of 2020.

Financing Activities

During the three months ended March 31, 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, paying $122.1 million plus accrued interest to repurchase $162.7 million of the notes. The repurchases resulted in a $39.3 million net gain, which included the write-off of $1.3 million in related debt issuance costs.

During April 2020, the Partnership made further repurchases of its outstanding senior notes on the open market, paying $117.8 million to repurchase $140.5 million of the notes.

We or the Partnership may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Corporation Tax Matters

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides corporate taxpayers an expanded five-year net operating loss carryback period for losses earned in tax years 2018 through 2020. Additionally, the CARES Act allows corporate taxpayers to request an immediate refund of alternative minimum tax credits. We requested a cash refund from the Internal Revenue Service of approximately $44.2 million related to the aforementioned CARES Act provisions.

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

Gathering and Processing segment gross margin consists primarily of:

•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer payments, other natural gas and crude oil purchases, and our equity volume hedge settlements; and
•	service fees related to natural gas and crude oil gathering, treating and processing.

Logistics and Transportation segment gross margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, third-party transportation costs and the net inventory change.

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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Operating Margin and Gross Margin
Net income (loss) attributable to TRC	$(1,737.8)	$(38.9)
Net income (loss) attributable to noncontrolling interests	(82.5)	14.2
Net income (loss)	(1,820.3)	(24.7)
Depreciation and amortization expense	239.1	237.4
General and administrative expense	60.5	81.1
Impairment of long-lived assets	2,442.8	—
Interest (income) expense, net	98.0	80.6
Equity (earnings) loss	(20.6)	(2.8)
Income tax expense (benefit)	(295.3)	(2.9)
(Gain) loss on sale or disposition of assets	0.6	3.2
(Gain) loss from financing activities	(39.3)	1.4
Other, net	0.5	9.9
Operating margin	666.0	383.2
Operating expenses	194.6	190.2
Gross margin	$860.6	$573.4

	Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Adjusted EBITDA and Distributable Cash Flow
Net income (loss) attributable to TRC	$(1,737.8)	$(38.9)
Income attributable to TRP preferred limited partners	2.8	2.8
Interest (income) expense, net	98.0	80.6
Income tax expense (benefit)	(295.3)	(2.9)
Depreciation and amortization expense	239.1	237.4
Impairment of long-lived assets	2,442.8	—
(Gain) loss on sale or disposition of assets	0.6	3.2
(Gain) loss from financing activities (1)	(39.3)	1.4
Equity (earnings) loss	(20.6)	(2.8)
Distributions from unconsolidated affiliates and preferred partner interests, net	25.7	6.8
Compensation on equity grants	17.0	16.5
Risk management activities	(115.5)	7.2
Noncontrolling interests adjustments (2)	(189.4)	(7.1)
TRC Adjusted EBITDA	$428.1	$304.2
Distributions to TRP preferred limited partners	(2.8)	(2.8)
Interest expense on debt obligations (3)	(97.1)	(80.0)
Maintenance capital expenditures	(26.8)	(35.6)
Noncontrolling interests adjustments of maintenance capital expenditures	0.5	1.2
Distributable Cash Flow	$301.9	$187.0

_____________________

(1)	Gains or losses on debt repurchases, amendments, exchanges or early debt extinguishments.
(2)	Noncontrolling interest portion of depreciation and amortization expense (including the effects of the impairment of long-lived assets on non-controlling interests).
(3)	Excludes amortization of interest expense.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
	(In millions)
Revenues:
Sales of commodities	$1,779.7	$1,976.5	$(196.8)	(10%)
Fees from midstream services	269.2	322.9	(53.7)	(17%)
Total revenues	2,048.9	2,299.4	(250.5)	(11%)
Product purchases	1,188.3	1,726.0	(537.7)	(31%)
Gross margin (1)	860.6	573.4	287.2	50%
Operating expenses	194.6	190.2	4.4	2%
Operating margin (1)	666.0	383.2	282.8	74%
Depreciation and amortization expense	239.1	237.4	1.7	1%
General and administrative expense	60.5	81.1	(20.6)	(25%)
Impairment of long-lived assets	2,442.8	—	2,442.8	—
Other operating (income) expense	1.1	3.4	(2.3)	(68%)
Income (loss) from operations	(2,077.5)	61.3	(2,138.8)	NM
Interest expense, net	(98.0)	(80.6)	(17.4)	(22%)
Equity earnings (loss)	20.6	2.8	17.8	NM
Gain (loss) from financing activities	39.3	(1.4)	40.7	NM
Change in contingent considerations	—	(9.7)	9.7	100%
Income tax (expense) benefit	295.3	2.9	292.4	NM
Net income (loss)	(1,820.3)	(24.7)	(1,795.6)	NM
Less: Net income (loss) attributable to noncontrolling interests	(82.5)	14.2	(96.7)	NM
Net income (loss) attributable to Targa Resources Corp.	(1,737.8)	(38.9)	(1,698.9)	NM
Dividends on Series A Preferred Stock	22.9	22.9	—	—
Deemed dividends on Series A Preferred Stock	9.0	7.9	1.1	14%
Net income (loss) attributable to common shareholders	$(1,769.7)	$(69.7)	$(1,700.0)	NM
Financial data:
Adjusted EBITDA (1)	$428.1	$304.2	$123.9	41%
Distributable cash flow (1)	301.9	187.0	114.9	61%
Growth capital expenditures (2)	277.0	870.0	(593.0)	(68%)
Maintenance capital expenditures (3)	26.8	35.6	(8.8)	(25%)

(1)

Gross margin, operating margin, Adjusted EBITDA, and distributable cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

(2)

Growth capital expenditures, net of contributions from noncontrolling interest, were $260.9 million and $752.5 million for the three months ended March 31, 2020 and 2019. Net contributions to investments in unconsolidated affiliates were $0.3 million and $29.1 million for the three months ended March 31, 2020 and 2019.

(3)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $26.3 million and $34.4 million for the three months ended March 31, 2020 and 2019.
NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The decrease in commodity sales reflects lower NGL, natural gas, and condensate prices ($863.3 million) and lower crude marketing volumes ($37.9 million), partially offset by higher NGL, natural gas, petroleum products, and condensate volumes ($547.9 million) and the favorable impact of hedges ($148.0 million).

The decrease in fees from midstream services is primarily due to new transportation arrangements for Badlands volumes during the three months ended March 31, 2020, which resulted in a change from net presentation as fees from midstream services to gross presentation as sales of commodities and product purchases, partially offset by increased export volumes.

The decrease in product purchases reflects decreased NGL, natural gas and condensate prices, partially offset by increases in volumes.

Higher operating margin and gross margin in 2020 reflect increased segment results for Gathering and Processing and Logistics and Transportation. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

General and administrative expense decreased primarily due to lower compensation and benefits costs and lower outside professional services.

The impairment charge is primarily associated with the partial impairment of gas processing facilities and gathering systems associated with our Mid-Continent operations and full impairment of our Coastal operations - all of which are in our Gathering and Processing segment. Based on the current market conditions, our first quarter impairment assessment projects further decline in natural gas production across the Mid-Continent and Gulf of Mexico. We did not recognize any impairments of long-lived assets during the first quarter of 2019. We may identify additional triggering events in the future, which will require additional evaluations of the recoverability of the carrying value of our long-lived assets and may result in future impairments.

Interest expense, net, increased due to higher average borrowings and lower capitalized interest resulting from lower growth investments.

The increase in equity earnings is primarily due to higher earnings from our investments in GCX and Little Missouri 4.

During the three months ended March 31, 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, paying $122.1 million plus accrued interest to repurchase $162.7 million of the notes, resulting in a $39.3 million net gain from financing activities.

The increase in income tax benefit is primarily due to a higher pre-tax book loss and an additional benefit of net operating loss carryback from the CARES Act.

Net income attributable to noncontrolling interests was lower in 2020 primarily due to impairment losses allocated to noncontrolling interest holders, partially offset by income allocated to noncontrolling interest holders in Targa Badlands LLC (“Targa Badlands”), Targa GCX Pipeline LLC and the Grand Prix Joint Venture.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other	Consolidated Operating Margin
Three Months Ended:	(In millions)
March 31, 2020	$255.7	$294.0	$116.3	$666.0
March 31, 2019	238.3	152.1	(7.2)	383.2

Gathering and Processing Segment

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
	(In millions, except operating statistics and price amounts)
Gross margin	$370.3	$361.2	$9.1	3%
Operating expenses	114.6	122.9	(8.3)	(7%)
Operating margin	$255.7	$238.3	$17.4	7%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	1,655.0	1,322.6	332.4	25%
Permian Delaware	727.0	480.4	246.6	51%
Total Permian	2,382.0	1,803.0	579.0

SouthTX (5)	286.3	363.9	(77.6)	(21%)
North Texas	223.4	230.5	(7.1)	(3%)
SouthOK (6)	564.0	620.0	(56.0)	(9%)
WestOK	291.6	338.1	(46.5)	(14%)
Total Central	1,365.3	1,552.5	(187.2)

Badlands (7),(8)	159.7	96.9	62.8	65%
Total Field	3,907.0	3,452.4	454.6

Coastal	784.7	769.9	14.8	2%

Total	4,691.7	4,222.3	469.4	11%
NGL production, MBbl/d (3)
Permian Midland (4)	244.9	184.3	60.6	33%
Permian Delaware	96.3	60.5	35.8	59%
Total Permian	341.2	244.8	96.4

SouthTX (5)	28.2	48.8	(20.6)	(42%)
North Texas	26.3	26.8	(0.5)	(2%)
SouthOK (6)	66.8	58.3	8.5	15%
WestOK	23.2	24.1	(0.9)	(4%)
Total Central	144.5	158.0	(13.5)

Badlands (8)	18.1	11.4	6.7	59%
Total Field	503.8	414.2	89.6

Coastal	48.8	48.4	0.4	1%

Total	552.6	462.6	90.0	19%
Crude oil gathered, Badlands, MBbl/d	177.1	169.5	7.6	4%
Crude oil gathered, Permian, MBbl/d (9)	50.9	76.5	(25.6)	(33%)
Natural gas sales, BBtu/d (3),(10)	2,157.2	1,925.9	231.3	12%
NGL sales, MBbl/d (3),(10)	433.5	359.7	73.8	21%
Condensate sales, MBbl/d	18.6	12.5	6.1	49%
Average realized prices - inclusive of hedges (11):
Natural gas, $/MMBtu	0.93	1.94	(1.01)	(53%)
NGL, $/gal	0.22	0.45	(0.22)	(50%)
Condensate, $/Bbl	43.95	47.08	(3.13)	(7%)

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

(7)	Badlands natural gas inlet represents the total wellhead gathered volume and includes the Targa-gathered volumes processed at the Little Missouri 4 Plant.
(8)

As of April 3, 2019, Targa owns 55% of Targa Badlands, prior to which we owned a 100% interest. Targa Badlands is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

(9)	Permian crude oil gathered volumes reflect the sale of the Delaware crude gathering system, which was effective December 1, 2019.
(10)

Natural gas and NGL sales statistics include Badlands starting January 1, 2020. New transportation arrangements for Badlands volumes resulted in a change from net presentation as “Fees from midstream services” to gross presentation as “Sales of commodities” and “Product purchases”. This change in presentation did not result in an impact to our operating or gross margin.

(11)

Average realized prices include the effect of realized commodity hedge gain/loss attributable to our equity volumes, previously shown in Other. The price is calculated using total commodity sales plus the hedge gain/loss as the numerator and total sales volumes as the denominator

The following table presents the realized commodity hedge gain/loss attributable to our equity volumes that are included in the gross margin of Gathering and Processing segment:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	15.7	$0.95	$15.0	12.1	$0.72	$8.7
NGL (MMgal)	95.6	0.18	17.5	69.4	0.01	0.5
Crude oil (MBbl)	0.5	12.08	5.5	0.3	(0.04)	—
			$38.0			$9.2

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The increase in gross margin was primarily due to higher volumes in the Permian and Badlands, partially offset by lower Central volumes and lower realized commodity prices. NGL production and NGL sales increased primarily due to higher natural gas inlet volumes and increased NGL recoveries. Natural gas sales increased primarily due to higher inlet volumes. In the Permian, inlet volumes and NGL production increased due to production from new wells and the addition of the Hopson, Pembrook and Falcon plants in 2019. In the Badlands, natural gas gathered volumes and NGL production increased due to production from new wells and the incremental processing capacity available with the commencement of operations at the Little Missouri 4 Plant in the third quarter of 2019. Total crude oil gathered volumes in the Permian decreased due to the sale of the Delaware crude gathering system in the fourth quarter of 2019. Total crude oil gathered volumes increased in the Badlands due to production from new wells.

Lower operating expenses attributable to contract labor, taxes and chemicals were partially offset by higher compensation and benefits related to the addition of new facilities in the Permian.

Logistics and Transportation Segment

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
	(In millions, except operating statistics and price amounts)
Gross margin	$375.0	$219.5	$155.5	71%
Operating expenses	81.0	67.4	13.6	20%
Operating margin	$294.0	$152.1	$141.9	93%
Operating statistics MBbl/d (1):
Fractionation volumes (2)	625.3	456.6	168.7	37%
Export volumes (3)	268.9	213.1	55.8	26%
Pipeline throughput (4)	261.7	-	261.7	-
NGL sales	748.2	584.3	163.9	28%
Average realized prices:
NGL realized price, $/gal	$0.40	$0.60	$(0.20)	(33%)

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The increase in Logistics and Transportation gross margin was primarily due to higher NGL transportation and fractionation volumes and higher LPG export volumes. Segment gross margin increased due to higher NGL transportation and fractionation margin, higher LPG export margin, and higher marketing margin. NGL transportation and fractionation margin increased due to volumes delivered on Grand Prix, which began full service into Mont Belvieu during the third quarter of 2019, and higher fractionation volumes as a result of the commencement of operations of Train 6 in the second quarter of 2019 and Train 7 in the first quarter of 2020. LPG export margin increased due to higher volumes in the first quarter of 2020 compared to the same period last year. Marketing margin increased due to optimization of gas and liquids arrangements.

Operating expenses increased due to higher taxes primarily attributable to the full operations of Grand Prix, higher maintenance, and higher compensation and benefits attributable to Train 6 and Train 7 operations.

Other

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
	(In millions)
Gross margin	$116.3	$(7.2)	$123.5
Operating margin	$116.3	$(7.2)	$123.5

Other contains the results of commodity derivative activity mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. We have entered into derivative instruments to hedge the commodity price associated with a portion of our future commodity purchases and sales and natural gas transportation basis risk within our Logistics and Transportation segment. See further details of our risk management program in “Item 3. – Quantitative and Qualitative Disclosures About Market Risk.”

Our Liquidity and Capital Resources

As of March 31, 2020, we had $375.2 million of “Cash and cash equivalents,” on our Consolidated Balance Sheets. We believe our cash position, remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

On a consolidated basis, our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing or repaying our indebtedness, and meeting our collateral requirements, and to pay dividends declared by our board of directors will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices, the impact of COVID-19 on our operations and workforce, and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. For additional discussion on recent factors impacting our liquidity and capital resources, please see “Recent Developments – Response to Current Market Conditions.”

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

On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRC Revolver, the TRP Revolver, and the Partnership’s Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of May 1, 2020, was:

	May 1, 2020
	(In millions)
	TRC	TRP	Consolidated Total
Cash on hand	$43.0	$288.1	$331.1
Total availability under the TRC Revolver	670.0	—	670.0
Total availability under the TRP Revolver	—	2,200.0	2,200.0
Total availability under the Partnership's Securitization Facility	—	181.1	181.1
	713.0	2,669.2	3,382.2

Less: Outstanding borrowings under the TRC Revolver	(435.0)	—	(435.0)
Outstanding borrowings under the TRP Revolver	—	(610.0)	(610.0)
Outstanding borrowings under the Partnership's Securitization Facility	—	(181.1)	(181.1)
Outstanding letters of credit under the TRP Revolver	—	(71.6)	(71.6)
Total liquidity	$278.0	$1,806.5	$2,084.5

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $200 million in commitment increases under the TRC Revolver, subject to the terms therein. The TRC Revolver matures on June 29, 2023.
•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

On April 22, 2020, we amended the Partnership’s Securitization Facility to decrease the facility size from $400.0 million to $250.0 million to more closely align with expectations for borrowing capacity given current commodity prices and to extend the facility termination date to April 21, 2021.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (i) our cash position; (ii) liquids inventory levels and valuation, which we closely manage; (iii) changes in payables and accruals related to major growth projects; (iv) changes in the fair value of the current portion of derivative contracts; (v) monthly swings in borrowings under the Partnership’s Securitization Facility; and (vi) major structural changes in our asset base or business operations, such as acquisitions or divestitures and certain organic growth projects.

Working capital as of March 31, 2020 increased $232.6 million compared to December 31, 2019. The increase was primarily attributable to an increase in the current asset position of our derivative contracts and a lower outstanding balance on the Partnership’s Securitization Facility.

Based on our anticipated levels of operations and absent any disruptive events, we believe that our internally generated cash flow, borrowings available under the TRC Revolver, the TRP Revolver and the Partnership’s Securitization Facility and proceeds from debt and equity offerings, as well as joint ventures and/or asset sales, should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash dividends for at least the next twelve months.

Long-term Financing

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”), which committed a maximum of approximately $960 million of capital to the DevCo JVs.

As of March 31, 2020, total contributions from Stonepeak to the DevCo JVs were $906.5 million. As of March 31, 2020, total contributions from funds managed by Blackstone Energy Partners (“Blackstone”) to the Grand Prix Joint Venture were $329.6 million. These contributions from Stonepeak and Blackstone are included in noncontrolling interests.

From time to time, we issue long-term debt securities, which we refer to as senior notes. Our senior notes issued to date, generally have similar terms other than interest rates, maturity dates and redemption premiums. As of March 31, 2020 and December 31, 2019, the aggregate principal amount outstanding of our senior notes and other various long-term debt obligations, including unamortized premiums, debt issuance costs and non-current liabilities of finance leases, was $7,639.8 million and $7,440.2 million, respectively.

We consolidate the debt of the Partnership with that of our own; however, we do not have the contractual obligation to make interest or principal payments with respect to the debt of the Partnership. Our debt obligations do not restrict the ability of the Partnership to make distributions to us. Our Credit Agreement has restrictions and covenants that may limit our ability to pay dividends to our stockholders. See Note 7 – Debt Obligations for more information regarding our debt obligations.

The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRC Revolver, the TRP Revolver and the Partnership’s Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of March 31, 2020, we did not have any interest rate hedges.

In 2019, we closed on the sale of a 45% interest in Targa Badlands to GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “GSO”) for $1.6 billion in cash. Growth capital of Targa Badlands after the sale is funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to GSO and Targa, with GSO having a priority right on such MQDs. Additionally, GSO’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries. As of March 31, 2020, the contributions from GSO were $72.4 million.

In a response to current market conditions as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” in the first quarter of 2020, our Board of Directors approved a reduction in the Company’s quarterly common dividend to $0.10 per share for the quarter ended March 31, 2020 from $0.91 per share in the previous quarter. This reduction provides for approximately $755 million of additional annual direct cash flow, resulting in significant free cash flow available to reduce debt.

During the three months ended March 31, 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, paying $122.1 million plus accrued interest to repurchase $162.7 million of the notes, resulting in a $39.3 million net gain, which included the write-off of $1.3 million in related debt issuance costs. We or the Partnership may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During April 2020, the Partnership made further repurchases of its outstanding senior notes on the open market, paying $117.8 million to repurchase $140.5 million of the notes.

To date, our and our subsidiaries’ debt balances have not adversely affected our operations, ability to grow or ability to repay or refinance indebtedness. For additional information about our debt-related transactions, see Note 7 - Debt Obligations to our consolidated financial statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of March 31, 2020, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Three Months Ended March 31,
2020	2019	2020 vs. 2019
(In millions)
$452.6	$307.6	$145.0

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

Net cash provided by operations increased in 2020 compared to 2019 primarily due to higher operating margin and an increase in cash settlements from hedging activity, partially offset by an increase in interest payments as a result of higher average borrowings.

Cash Flows from Investing Activities

Three Months Ended March 31,
2020	2019	2020 vs. 2019
(In millions)
$(201.9)	$(1,069.2)	$867.3

Cash used in investing activities decreased in 2020 compared to 2019, primarily due to lower outlays for property, plant and equipment of $601.6 million, resulting from the completion of construction of Grand Prix, Train 6, and additional processing plants and associated infrastructure in the Permian Basin in 2019. The change is also attributable to proceeds of $134.1 million received from the sale of our Delaware crude gathering system and a $116.0 million decrease in our contributions to unconsolidated affiliates essentially due to the completion of GCX Pipeline in 2019.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2020	2019
Source of Financing Activities, net	(In millions)
Dividends and distributions	$(241.9)	$(246.9)
Contributions from (distributions to) noncontrolling interests	(94.5)	196.8
Debt, including financing costs	132.9	732.7
Other	(3.1)	(28.2)
Net cash provided by (used in) financing activities	$(206.6)	$654.4

In 2020, net cash used in financing activities is primarily due to payments of dividends to our common and Series A preferred shareholders, and net distributions to noncontrolling interests, partially offset by a net increase of debt outstanding. Our distributions to noncontrolling interests are higher than our contributions from noncontrolling interests in 2020, primarily due to completion of major growth projects in 2019. Our debt outstanding increased due to net borrowings under our credit facilities, partially offset by repurchases of a portion of the outstanding senior notes of the Partnership.

In 2019, we realized a net source of cash from financing activities primarily due to a net increase of debt outstanding, contributions from noncontrolling interests, partially offset by payments of dividends and distributions. The issuance of 6½% Senior Notes due 2027 and 6⅞% Senior Notes due January 2029, partially offset by the redemption of our 4⅛% Senior Notes due November 2019 contributed to the net increase of debt outstanding. The contributions from noncontrolling interests were primarily from Stonepeak and Blackstone to fund growth projects.

Common Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2020:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2020	May 15, 2020	$23.7	$23.3	$0.4	$0.10000
December 31, 2019	February 18, 2020	216.0	212.0	4.0	0.91000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $22.9 million were paid to holders of the Series A Preferred during the three months ended March 31, 2020. As of March 31, 2020, cash dividends accrued for our Series A Preferred were $22.9 million, which will be paid on May 14, 2020.

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

The following table details cash outlays for capital projects for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31.
	2020	2019
	(In millions)
Capital expenditures:
Growth (1)	$277.0	$870.0
Maintenance (2)	26.8	35.6
Gross capital expenditures	303.8	905.6

Transfers of capital expenditures to investment in unconsolidated affiliates	—	16.0
Transfers from materials and supplies inventory to property, plant and equipment	(1.7)	(1.1)
Change in capital project payables and accruals	39.6	38.8
Cash outlays for capital projects	$341.7	$943.3

(1)

Growth capital expenditures, net of contributions from noncontrolling interests, were $260.9 million and $752.5 million for the three months ended March 31, 2020 and 2019. Net contributions to investments in unconsolidated affiliates were $0.3 million and $29.1 million for the three months ended March 31, 2020 and 2019.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $26.3 million and $34.4 million for the three months ended March 31, 2020 and 2019.

We currently estimate that in 2020 we will invest approximately $700 million to $800 million in growth capital expenditures, net of noncontrolling interests, and net contributions to investments in unconsolidated affiliates for announced projects. The estimate is reduced from our previously disclosed range of $1.2 billion to $1.3 billion, which represents a forty percent reduction at the midpoint of both ranges, in a response to current market conditions as described under “Recent Developments – Response to Current Market Conditions.” The vast majority of spending is for major ongoing growth capital projects where the capital is already predominantly spent. We expect that 2020 maintenance capital expenditures, net of noncontrolling interests, will be approximately $130 million.

Total growth capital expenditures reduced for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to lower spending on growth investments as Grand Prix, Train 6, and additional processing plants and associated infrastructure in the Permian Basin began full service in 2019. Total maintenance capital expenditures reduced for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to timing of maintenance projects.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were $47.6 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2020, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment by entering into derivative instruments. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. With swaps, we typically receive an agreed fixed price for a specified notional quantity of natural gas or NGLs and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of March 31, 2020:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$(11.6)	$37.1	$(59.9)
NGLs	145.9	172.8	118.8
Crude oil	75.6	88.1	63.0
Total	$209.9	$298.0	$121.9

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $161.4 million and ($11.8 million) during the three months ended March 31, 2020 and 2019, as a result of transactions accounted for as derivatives. We account for derivatives designated as hedges that mitigate commodity price risk as cash flow hedges. Changes in fair value are deferred in other comprehensive income until the underlying hedged transactions settle. We also enter into derivative instruments to help manage other short-term commodity-related business risks. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues.

Our risk management position has moved from a net liability position of $6.1 million at December 31, 2019 to a net asset position of $209.9 million at March 31, 2020. The fixed prices we currently expect to receive on derivative contracts are above the aggregate forward prices for commodities related to those contracts, creating this net asset position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. As of March 31, 2020, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and the Securitization Facility will also increase. As of March 31, 2020, the Partnership had $628.1 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility, and we had outstanding variable rate borrowings of $435.0 million under the TRC Revolver. A hypothetical change of 100 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by $6.3 million and our consolidated annual interest expense by $10.6 million based on our March 31, 2020 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $65.4 million as of March 31, 2020. The range of losses attributable to our individual counterparties as of March 31, 2020 would be between $2.5 million and $50.7 million, depending on the counterparty in default.

Customer Credit Risk

We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including performing initial and subsequent credit risk analyses, setting maximum credit limits and terms and requiring credit enhancements when necessary. We use credit enhancements including (but not limited to) letters of credit, prepayments, parental guarantees and rights of offset to limit credit risk to ensure that our established credit criteria are followed and financial loss is mitigated or minimized.

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $0.1 million and $0.0 million as of March 31, 2020 and December 31, 2019. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 11% and 12% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, during our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 26, 2018, Vitol Americas Corp. (“Vitol”) filed a lawsuit in the 80th District Court of Harris County, Texas against Targa Channelview LLC, a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleges that Targa Channelview breached an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview and Noble Americas Corp. (the “Splitter Agreement”), which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement.  In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter.  Vitol’s lawsuit also alleges Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products.  Vitol seeks return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages.  On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged.  Targa also seeks recovery of its attorneys’ fees and costs in the lawsuit.

Additional information required for this item is provided in Note 15 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report in addition to the risk factors discussed below. All of these risks and uncertainties, including those risks discussed below, could adversely affect our business, financial condition and/or results of operations.

Our cash flow is affected by supply and demand for natural gas, NGL products and crude oil and by natural gas, NGL, crude oil and condensate prices, and decreases in these prices could adversely affect our results of operations and financial condition.

Our operations can be affected by the level of natural gas, NGL and crude oil prices and the relationship between these prices. The prices of crude oil, natural gas and NGLs have been volatile, and we expect this volatility to continue. Our future cash flows may be materially adversely affected if we experience significant, prolonged price deterioration. The markets and prices for crude oil, natural gas and NGLs depend upon factors beyond our control. These factors include supply and demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

•	the impact of seasonality and weather;
•	general economic conditions and economic conditions impacting our primary markets;
•	the economic conditions of our customers;
•	the level of domestic crude oil and natural gas production and consumption;
•	the availability of imported natural gas, liquefied natural gas, NGLs and crude oil;
•	actions taken by major foreign oil and gas producing nations;
•	the availability of local, intrastate and interstate transportation systems and storage for residue natural gas and NGLs;
•	the availability of domestic storage for crude oil;
•	the availability and marketing of competitive fuels and/or feedstocks;
•	the impact of energy conservation efforts;
•

stockholder activism and activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of crude oil and natural gas; and

•	the extent of governmental regulation and taxation, including those related to the prorationing of oil and gas production.

Additionally, we have been and may continue to be adversely affected by the continued impact on global demand for commodities related to the COVID-19 pandemic. The COVID-19 pandemic has reduced economic activity and the related demand for energy commodities. These effects, combined with a period of increased production from major oil producing nations and decreasing availability of crude oil storage, has contributed to a sharp drop in prices in the first half of 2020 and is expected to continue to impact demand over the short-term.

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. Under these arrangements, we generally process natural gas from producers and remit to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of our processing facilities. In some percent-of-proceeds arrangements, we remit to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, our revenues and cash flows increase or decrease, whichever is applicable, as the prices of natural gas, NGLs and crude oil fluctuate, to the extent our exposure to these prices is unhedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

As further discussed in Note 4 – Property, Plant and Equipment and Intangible Assets and in Management's Discussion and Analysis of Financial Condition and Results of Operations, the global decline in commodity prices due to both demand and supply disruptions was a significant contributing factor to the non-cash impairment charges totaling $2,442.8 million for the three months ended March 31, 2020.

The widespread outbreak of the COVID-19 pandemic or any other public health crisis that impacts the global demand for commodities may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition.  For example, the recent global spread of COVID-19 has caused business disruption, including disruption to the oil and gas industry. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for crude oil, natural gas and natural gas liquids (including the impact that reductions in travel, manufacturing and consumer product demand have had and will have on the demand for commodities), the availability of personnel, equipment and services critical to our ability to operate our assets and the impact of potential governmental restrictions on travel, transportation and operations.

The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will also depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect this matter will continue to disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

Refer to Note 4 – Property, Plant and Equipment and Intangible Assets and in Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

Our future tax liability may be greater than expected if our net operating loss (“NOL”) carryforwards are limited, we do not generate expected deductions, or tax authorities challenge certain of our tax positions.

As of December 31, 2019, we have U.S. federal NOL carryforwards of $5.1 billion, some of which expire between 2036 to 2037 while others have no expiration date. We expect to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change were to occur, utilization of our NOLs carryforwards would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments.

While we expect to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitations under Section 382, our future tax liability may be greater than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet to be purchased under the plan
January 1, 2020 - January 31, 2020	60,003	$41.31	—	—
February 1, 2020 - February 29, 2020	20,972	$32.44	—	—
March 1, 2020 - March 31, 2020	1,339	$18.34	—	—

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

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

10.1*

Supplemental Indenture dated February 20, 2020 to Indenture dated October 25, 2012, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.2*

Supplemental Indenture dated February 20, 2020 to Indenture dated May 14, 2013, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.3*

Supplemental Indenture dated February 20, 2020 to Indenture dated September 14, 2015, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.4*

Supplemental Indenture dated February 20, 2020 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.5*

Supplemental Indenture dated February 20, 2020 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.6*

Supplemental Indenture dated February 20, 2020 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.7*

Supplemental Indenture dated February 20, 2020 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

Number	Description
10.8*

Supplemental Indenture dated February 20, 2020 to Indenture dated November 27, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.9+

Form of Performance Share Unit Grant Agreement, dated as of January 16, 2020 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-34991)).

10.10+

Form of Restricted Stock Unit Agreement (Bonus Grant), dated as of January 16, 2020 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-34991)).

10.11+

Form of Restricted Stock Unit Agreement, dated as of January 16, 2020 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Targa Resources Corp.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 001-34991)).

10.12+

Targa Resources Corp. 2020 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed January 23, 2020 (File No. 001-34991)).

10.13

Ninth Amendment to Receivables Purchase Agreement, dated April 22, 2020, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 24, 2020 (File No. 001-34991)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 7, 2020	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)