Form 10-Q
period 2021-03-31
Targa Resources Corp.
filed 2021-05-06
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 228,654,590 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

•	the impact of outbreaks of illnesses, pandemics (like COVID-19) or any other public health crises;
•	the amount of collateral required to be posted from time to time in our transactions;
•	our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•	the level of creditworthiness of counterparties to various transactions with us;
•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;
•	weather and other natural phenomena, and related impacts;
•	industry changes, including the impact of consolidations and changes in competition;
•	our ability to timely obtain and maintain necessary licenses, permits and other approvals;
•	our ability to grow through internal growth capital projects or acquisitions and the successful integration and future performance of such assets;
•	general economic, market and business conditions; and
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Additionally, while we have not been previously materially impacted by prior outbreaks of illnesses, pandemics or other public health crises, there are potential risks to us from the continued impact on global demand for energy commodities related to the COVID-19 pandemic. The COVID-19 pandemic reduced economic activity and the related demand for energy commodities and is expected to continue to impact demand over the short-to-medium term.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$248.5	$242.8
Trade receivables, net of allowances of $4.9 and $0.1 million at March 31, 2021 and December 31, 2020	997.1	862.8
Inventories	51.6	181.5
Assets from risk management activities	83.2	85.5
Other current assets	28.4	87.7
Total current assets	1,408.8	1,460.3
Property, plant and equipment, net	12,060.7	12,173.6

Intangible assets, net	1,349.6	1,382.4
Long-term assets from risk management activities	41.3	49.3
Investments in unconsolidated affiliates	695.7	714.0
Other long-term assets	92.3	96.1
Total assets	$15,648.4	$15,875.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$947.7	$833.8
Accrued liabilities	204.0	186.4
Distributions payable	93.3	115.4
Interest payable	86.8	132.6
Liabilities from risk management activities	151.2	142.6
Current debt obligations	282.0	368.6
Total current liabilities	1,765.0	1,779.4
Long-term debt	7,090.7	7,387.1
Long-term liabilities from risk management activities	63.6	43.4
Deferred income taxes, net	161.3	152.1
Other long-term liabilities	295.7	309.1
Contingencies (see Note 13)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, 919,300 shares issued and outstanding), net of discount (see Note 7)	749.7	301.4
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 300,000,000 shares authorized)	0.2	0.2
Issued Outstanding
March 31, 2021 235,670,430 228,654,590
December 31, 2020 234,792,888 228,061,853
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	4,361.5	4,839.9
Retained earnings (deficit)	(1,747.1)	(1,893.5)
Accumulated other comprehensive income (loss)	(158.4)	(141.8)
Treasury stock, at cost (7,015,840 shares as of March 31, 2021 and 6,731,035 shares as of December 31, 2020)	(159.5)	(150.9)
Total Targa Resources Corp. stockholders' equity	2,296.7	2,653.9
Noncontrolling interests	3,225.7	3,249.3
Total owners' equity	5,522.4	5,903.2
Total liabilities, Series A Preferred Stock and owners' equity	$15,648.4	$15,875.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,367.7	$1,779.7
Fees from midstream services	265.0	269.2
Total revenues	3,632.7	2,048.9
Costs and expenses:
Product purchases and fuel	2,836.3	1,202.1
Operating expenses	171.1	180.8
Depreciation and amortization expense	216.2	239.1
General and administrative expense	61.4	60.5
Impairment of long-lived assets	—	2,442.8
Other operating (income) expense	3.6	1.1
Income (loss) from operations	344.1	(2,077.5)
Other income (expense):
Interest expense, net	(98.4)	(98.0)
Equity earnings (loss)	11.8	20.6
Gain (loss) from financing activities	(14.7)	39.3
Other, net	0.1	—
Income (loss) before income taxes	242.9	(2,115.6)
Income tax (expense) benefit	(15.0)	295.3
Net income (loss)	227.9	(1,820.3)
Less: Net income (loss) attributable to noncontrolling interests	81.5	(82.5)
Net income (loss) attributable to Targa Resources Corp.	146.4	(1,737.8)
Dividends on Series A Preferred Stock	21.8	22.9
Deemed dividends on Series A Preferred Stock	—	9.0
Net income (loss) attributable to common shareholders	$124.6	$(1,769.7)

Net income (loss) per common share - basic	$0.54	$(7.60)
Net income (loss) per common share - diluted	$0.53	$(7.60)
Weighted average shares outstanding - basic	228.5	233.0
Weighted average shares outstanding - diluted	274.7	233.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021			2020
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$227.9			$(1,820.3)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(171.5)	$40.2	(131.3)	$158.9	$(39.4)	119.5
Settlements reclassified to revenues	149.7	(35.0)	114.7	(59.9)	16.3	(43.6)
Other comprehensive income (loss)	(21.8)	5.2	(16.6)	99.0	(23.1)	75.9
Comprehensive income (loss)			211.3			(1,744.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests			81.5			(82.5)
Comprehensive income (loss) attributable to Targa Resources Corp.			$129.8			$(1,661.9)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption (see Note 3)	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	15.0	—	—	—	—	—	15.0	—
Distribution equivalent rights	—	—	(0.4)	—	—	—	—	—	(0.4)	—
Shares issued under compensation program	878	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(285)	—	—	—	—	285	(8.6)	—	(8.6)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.10 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(107.1)	(107.1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.0	2.0	—
Other comprehensive income (loss)	—	—	—	—	(16.6)	—	—	—	(16.6)	—
Net income (loss)	—	—	—	146.4	—	—	—	81.5	227.9	—
Balance, March 31, 2021	228,655	$0.2	$4,361.5	$(1,747.1)	$(158.4)	7,016	$(159.5)	$3,225.7	$5,522.4	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2019	232,844	$0.2	$5,221.2	$(339.6)	$92.5	1,010	$(53.5)	$3,522.1	$8,442.9	$278.8
Compensation on equity grants	—	—	17.0	—	—	—	—	—	17.0	—
Distribution equivalent rights	—	—	(2.3)	—	—	—	—	—	(2.3)
Shares issued under compensation program	348	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(82)	—	—	—	—	82	(3.1)	—	(3.1)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(9.0)	—	—	—	—	—	(9.0)	9.0
Common stock dividends
Dividends - $0.91 per share	—	—	—	(212.3)	—	—	—	—	(212.3)	—
Dividends in excess of retained earnings	—	—	(212.3)	212.3	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(104.0)	(104.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10.6	10.6	—
Other comprehensive income (loss)	—	—	—	—	75.9	—	—	—	75.9	—
Net income (loss)	—	—	—	(1,737.8)	—	—	—	(82.5)	(1,820.3)	—
Balance, March 31, 2020	233,110	$0.2	$4,991.7	$(2,077.4)	$168.4	1,092	$(56.6)	$3,346.2	$6,372.5	$287.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$227.9	$(1,820.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	2.7	2.8
Compensation on equity grants	15.0	17.0
Depreciation and amortization expense	216.2	239.1
Impairment of long-lived assets	—	2,442.8
Accretion of asset retirement obligations	0.9	0.7
Deferred income tax expense (benefit)	14.5	(278.4)
Equity (earnings) loss of unconsolidated affiliates	(11.8)	(20.6)
Distributions of earnings received from unconsolidated affiliates	24.3	21.1
Risk management activities	(1.5)	(115.5)
(Gain) loss on sale or disposition of business and assets	—	0.6
Write-downs of assets	3.5	—
(Gain) loss from financing activities	14.7	(39.3)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables and other assets	(41.9)	383.0
Inventories	139.9	62.3
Accounts payable, accrued liabilities and other liabilities	121.2	(425.2)
Interest payable	(45.8)	(17.5)
Net cash provided by operating activities	679.8	452.6
Cash flows from investing activities
Outlays for property, plant and equipment	(96.2)	(341.7)
Proceeds from sale of business and assets	—	134.8
Investments in unconsolidated affiliates	—	(1.4)
Return of capital from unconsolidated affiliates	5.9	2.8
Other, net	0.3	3.6
Net cash used in investing activities	(90.0)	(201.9)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	65.0	790.0
Repayments of credit facilities	(825.0)	(430.0)
Proceeds from borrowings under accounts receivable securitization facility	350.0	130.0
Repayments of accounts receivable securitization facility	(430.0)	(231.9)
Proceeds from issuance of senior notes	1,000.0	—
Redemption of senior notes	(548.1)	(122.1)
Principal payments of finance leases	(3.1)	(3.1)
Costs incurred in connection with financing arrangements	(9.0)	—
Repurchase of shares and units under compensation plans	(8.6)	(3.1)
Contributions from noncontrolling interests	2.0	10.6
Distributions to noncontrolling interests	(129.3)	(105.1)
Distributions to Partnership unitholders	—	(2.8)
Dividends paid to common and Series A Preferred shareholders	(48.0)	(239.1)
Net cash provided by (used in) financing activities	(584.1)	(206.6)
Net change in cash and cash equivalents	5.7	44.1
Cash and cash equivalents, beginning of period	242.8	331.1
Cash and cash equivalents, end of period	$248.5	$375.2

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

We conduct our operations through our direct and indirect subsidiaries in Targa Resources Partners LP (the “Partnership” or “TRP”). Targa consolidates TRP and its subsidiaries under GAAP. Our consolidated financial statements do not differ materially from the consolidated financial statements of TRP. The most noteworthy differences are:

•

the inclusion of the TRC revolving credit facility (while we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership);

•	the inclusion of Series A Preferred Stock (“Series A Preferred”); and
•	the impacts of TRC’s treatment as a corporation for U.S. federal income tax purposes.

Our Operations

The Company is primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling and purchasing and selling crude oil.

See Note 17 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel within our Consolidated Statements of Operations to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business. For the three months ended March 31, 2021 and 2020, we reclassified $22.9 million and $19.1 million in fuel and power costs, respectively.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Convertible Debt and Equity Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update simplify the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and embedded conversion features that can be recognized separately from the primary contract. These amendments also enhance transparency and improve disclosures for convertible instruments and earnings per share guidance. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. This update permits the use of either the modified retrospective or full retrospective method of adoption.

On a modified retrospective basis, we adopted the amendments early, effective January 1, 2021. The primary effect of the adoption on the Company was attributable to the elimination of the beneficial conversion accounting model, which results in the presentation of the Series A Preferred Stock as a single unit of account, without bifurcation of the beneficial conversion feature and corresponding discount. Therefore, upon adoption, the carrying value of the Series A Preferred Stock was reflected at $749.7 million, which is the allocated amount based on the initial relative fair value allocation of net proceeds of $787.1 million, less the carrying value of the portion repurchased in December 2020. The adoption did not have an impact on retained earnings (deficit), but rather, the adoption impact flowed through additional paid-in capital where the beneficial conversion feature was previously included. In addition, the adoption also eliminates the corresponding discount attributable to the beneficial conversion feature and therefore, accretion of the discount as a deemed dividend is no longer required. The other aspects of the ASU did not have a material effect on our consolidated financial statements.

Note 4 — Property, Plant and Equipment and Intangible Assets

	March 31, 2021	December 31, 2020	Estimated Useful Lives (In Years)
Gathering systems	$9,189.5	$9,216.1	5 to 20
Processing and fractionation facilities	6,279.6	6,276.8	5 to 25
Terminaling and storage facilities	1,309.4	1,555.1	5 to 25
Transportation assets	2,593.6	2,567.7	10 to 50
Other property, plant and equipment	331.5	32.4	3 to 50
Land	160.7	160.8	—
Construction in progress	322.2	324.3	—
Finance lease right-of-use assets	52.2	51.8	—
Property, plant and equipment	20,238.7	20,185.0
Accumulated depreciation, amortization and impairment	(8,178.0)	(8,011.4)
Property, plant and equipment, net	$12,060.7	$12,173.6

Intangible assets	$2,643.5	$2,643.5	10 to 20
Accumulated amortization and impairment	(1,293.9)	(1,261.1)
Intangible assets, net	$1,349.6	$1,382.4

During the three months ended March 31, 2021 and 2020, depreciation expense was $183.4 million and $200.7 million, respectively.

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability.

During the first quarter of 2020, global commodity prices declined due to factors that significantly impacted both demand and supply. As the COVID-19 pandemic spread, causing travel and other restrictions to be implemented globally, the demand for commodities declined. Additionally, the supply shock late in the first quarter of 2020 from certain major oil producing nations increasing production also significantly contributed to the sharp drop in commodity prices. The drop in commodity prices resulted in prompt reactions from some domestic producers, including significantly reducing capital budgets and resultant drilling activity and shutting-in production. As a result, we determined that indicators of impairment existed for certain asset groups reported primarily within our Gathering and Processing segment, and recorded non-cash pre-tax impairments of $2,442.8 million primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and full impairment of our Coastal operations. Our first quarter impairment assessment forecasted continuing decline in natural gas production across the Mid-Continent and Gulf of Mexico regions. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations.

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

While commodity prices remain volatile and uncertainties associated with the impacts of COVID-19 continue, production from wells that were previously shut-in during the first half of 2020 across our operating areas has largely resumed. There were no indicators of impairment identified during the remainder of 2020 or first quarter of 2021.

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

The estimated annual amortization expense for intangible assets is approximately $120.0 million, $122.7 million, $117.5 million, $113.7 million and $110.6 million for each of the years 2021 through 2025, respectively.

The changes in our intangible assets are as follows:

Balance at December 31, 2020	$1,382.4
Amortization	(32.8)
Balance at March 31, 2021	$1,349.6

Note 5 — Debt Obligations

	March 31, 2021	December 31, 2020
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due April 2021 (2)	$270.0	$350.0
TPL notes, 4¾% fixed rate, due November 2021 (3)	—	6.5
	270.0	356.5
Finance lease liabilities	12.0	12.1
Current debt obligations	282.0	368.6

Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due June 2023 (4)	75.0	555.0
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due June 2023 (5)	—	280.0
Senior unsecured notes:
4¼% fixed rate, due November 2023 (6)	583.9	583.9
5⅛% fixed rate, due February 2025	—	481.0
5⅞% fixed rate, due April 2026	963.2	963.2
5⅜% fixed rate, due February 2027	468.1	468.1
6½% fixed rate, due July 2027	705.2	705.2
5% fixed rate, due January 2028	700.3	700.3
6⅞% fixed rate, due January 2029	679.3	679.3
5½% fixed rate, due March 2030	949.6	949.6
4⅞% fixed rate, due February 2031	1,000.0	1,000.0
4% fixed rate, due January 2032	1,000.0	—
TPL notes, 5⅞% fixed rate, due August 2023 (3)	—	48.1
Unamortized premium	—	0.2
	7,124.6	7,413.9
Debt issuance costs, net of amortization	(50.8)	(45.5)
Finance lease liabilities	16.9	18.7
Long-term debt	7,090.7	7,387.1
Total debt obligations	$7,372.7	$7,755.7
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (4)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (5)	101.9	44.4
	$101.9	$44.4

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)

As of March 31, 2021, the Partnership had $270.0 million of qualifying receivables under its $350.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in $80.0 million availability.

(3)	“TPL” refers to Targa Pipeline Partners LP.
(4)	As of March 31, 2021, availability under TRC’s $670.0 million senior secured revolving credit facility (“TRC Revolver”) was $595.0 million.
(5)	As of March 31, 2021, availability under the Partnership’s $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $2,098.1 million.
(6)	On April 1, 2021, the Partnership issued a notice of redemption to redeem all of the outstanding 4¼% Senior Notes due 2023 on May 17, 2021.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the three months ended March 31, 2021:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC Revolver	1.9% - 1.9%	1.9%
TRP Revolver	1.9% - 1.9%	1.9%
Partnership's Securitization Facility	1.8% - 1.8%	1.8%

Compliance with Debt Covenants

As of March 31, 2021, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes Issuance and Redemptions

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4% Senior Notes due 2032, resulting in net proceeds of approximately $991 million. The 4% Senior Notes due 2032 have substantially similar terms and covenants as our other series of Senior Notes. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “February Tender Offer”) and subsequent redemption payment for the Partnership’s 5⅛% Senior Notes due 2025 (the “5⅛% Notes”), with the remainder used for repayment of borrowings under the TRP Revolver and TRC Revolver. As a result of the February Tender Offer and the subsequent redemption of the 5⅛% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Additionally, TPL issued notices of redemption for all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”). These notes were redeemed on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million comprised of a write-off of $0.2 million of debt issuance premiums.

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

Contractual Obligations

The following table summarizes payment obligations for debt instruments after giving effect to the debt extinguishments detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (1)	$7,124.6	$—	$658.9	$—	$6,465.7
Interest on debt obligations (2)	2,799.1	386.8	756.5	700.6	955.2
	$9,923.7	$386.8	$1,415.4	$700.6	$7,420.9

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing March 31, 2021 rates for floating debt.

Subsequent Event

On April 1, 2021, the Partnership issued a notice of redemption to redeem all of the outstanding 4¼% Senior Notes due 2023 on May 17, 2021.

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

Deferred revenue as of March 31, 2021 and December 31, 2020, was $167.6 million and $168.5 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Part II—Item 1. Legal Proceedings for further details on the related litigation.

Note 7 — Preferred Stock

Preferred Stock Dividends

As of March 31, 2021, we have accrued cumulative preferred dividends of $21.8 million on our Series A Preferred Stock, which will be paid on May 13, 2021. During the three months ended March 31, 2021, we paid $21.8 million of dividends to preferred shareholders.

Note 8 — Common Stock and Related Matters

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

March 31, 2021	May 14, 2021	$23.3	$22.9	$0.4	$0.10000
December 31, 2020	February 16, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 9 — Partnership Units and Related Matters

Distributions

We are entitled to receive all Partnership distributions from available cash on the Partnership’s common units each quarter.

The following table details the distributions declared and paid by the Partnership for the three months ended March 31, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
March 31, 2021	May 12, 2021	$47.0	$47.0
December 31, 2020	February 11, 2021	$54.3	$47.6

Contributions

All capital contributions to the Partnership continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. For the three months ended March 31, 2021, we made a total of $36.0 million in contributions to the Partnership.

Note 10 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:
	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$146.4	$(1,737.8)
Less: Dividends on Series A Preferred Stock	21.8	22.9
Less: Deemed dividends on Series A Preferred Stock	—	9.0
Net income (loss) attributable to common shareholders for basic earnings per share	$124.6	$(1,769.7)

Weighted average shares outstanding - basic	228.5	233.0
Dilutive effect of common stock equivalents (1)	46.2	—
Weighted average shares outstanding - diluted	274.7	233.0

Net income (loss) available per common share - basic	$0.54	$(7.60)
Net income (loss) available per common share - diluted	$0.53	$(7.60)

(1)

For the three months ended March 31, 2021, the dilutive effects of common stock equivalents were computed using the treasury method for unvested stock awards and the if-converted method for convertible preferred stock. For the three months ended March 31, 2020, all unvested restricted stock awards, unvested performance stock units, and Series A Preferred Stock were antidilutive because a net loss existed.

Note 11 — Derivative Instruments and Hedging Activities

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

At March 31, 2021, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2021	2022	2023	2024	2025
Natural Gas	Swaps	MMBtu/d	164,001	100,856	42,176	-	-
Natural Gas	Basis Swaps	MMBtu/d	548,864	295,390	250,000	90,000	5,000
NGL	Swaps	Bbl/d	29,345	23,468	7,978	-	-
NGL	Futures	Bbl/d	7,040	-	-	-	-
Condensate	Swaps	Bbl/d	5,303	3,585	1,849	-	-

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

		Fair Value as of March 31, 2021		Fair Value as of December 31, 2020
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$14.9	$149.2	$24.2	$140.2
	Long-term	1.6	63.5	5.1	43.4
Total derivatives designated as hedging instruments		$16.5	$212.7	$29.3	$183.6
Derivatives not designated as hedging instruments
Commodity contracts	Current	$68.3	$2.0	$61.3	$2.4
	Long-term	39.7	0.1	44.2	-
Total derivatives not designated as hedging instruments		$108.0	$2.1	$105.5	$2.4
Total current position		$83.2	$151.2	$85.5	$142.6
Total long-term position		41.3	63.6	49.3	43.4
Total derivatives		$124.5	$214.8	$134.8	$186.0

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
March 31, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$73.7	$(123.0)	$(7.3)	$14.3	$(70.9)
Counterparties without offsetting positions - assets	9.5	-	-	9.5	-
Counterparties without offsetting positions - liabilities	-	(28.2)	-	-	(28.2)
	83.2	(151.2)	(7.3)	23.8	(99.1)
Long Term Position
Counterparties with offsetting positions or collateral	31.1	(52.4)	-	8.8	(30.1)
Counterparties without offsetting positions - assets	10.2	-	-	10.2	-
Counterparties without offsetting positions - liabilities	-	(11.2)	-	-	(11.2)
	41.3	(63.6)	-	19.0	(41.3)
Total Derivatives
Counterparties with offsetting positions or collateral	104.8	(175.4)	(7.3)	23.1	(101.0)
Counterparties without offsetting positions - assets	19.7	-	-	19.7	-
Counterparties without offsetting positions - liabilities	-	(39.4)	-	-	(39.4)
	$124.5	$(214.8)	$(7.3)	$42.8	$(140.4)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2020	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$81.1	$(142.0)	$29.8	$15.7	$(46.8)
Counterparties without offsetting positions - assets	4.4	-	-	4.4	-
Counterparties without offsetting positions - liabilities	-	(0.6)	-	-	(0.6)
	85.5	(142.6)	29.8	20.1	(47.4)
Long Term Position
Counterparties with offsetting positions or collateral	37.8	(42.5)	-	14.6	(19.3)
Counterparties without offsetting positions - assets	11.5	-	-	11.5	-
Counterparties without offsetting positions - liabilities	-	(0.9)	-	-	(0.9)
	49.3	(43.4)	-	26.1	(20.2)
Total Derivatives
Counterparties with offsetting positions or collateral	118.9	(184.5)	29.8	30.3	(66.1)
Counterparties without offsetting positions - assets	15.9	-	-	15.9	-
Counterparties without offsetting positions - liabilities	-	(1.5)	-	-	(1.5)
	$134.8	$(186.0)	$29.8	$46.2	$(67.6)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($90.3) million as of March 31, 2021. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2021	2020
Commodity contracts	$(171.5)	$158.9

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2021	2020
Revenues	$(149.7)	$59.9

Based on valuations as of March 31, 2021, we expect to reclassify commodity hedge-related deferred losses of ($196.2) million included in accumulated other comprehensive income into earnings before income taxes through the end of 2023, with ($133.5) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended March 31, 2021, the unrealized mark-to-market gains are primarily attributable to favorable movements in natural gas forward basis prices, as compared to our hedged positions.

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2021	2020
Commodity contracts	Revenue	$15.0	$100.0

See Note 12 – Fair Value Measurements and Note 17 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

Note 12 — Fair Value Measurements

Under GAAP, our Consolidated Balance Sheets reflect a mixture of measurement methods for financial assets and liabilities (“financial instruments”). Derivative financial instruments are reported at fair value on our Consolidated Balance Sheets. Other financial instruments are reported at historical cost or amortized cost on our Consolidated Balance Sheets. The following are additional qualitative and quantitative disclosures regarding fair value measurements of financial instruments.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at March 31, 2021, a net liability position of ($90.3) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($182.8) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $2.2 million.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts	$124.5	$124.5	$—	$124.5	$—
Liabilities from commodity derivative contracts	214.8	214.8	—	214.8	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	248.5	248.5	—	—	—
TRC Revolver	75.0	75.0	—	75.0	—
TRP Revolver	—	—	—	—	—
Partnership's Senior unsecured notes	7,049.6	7,288.5	—	7,288.5	—
Partnership's Securitization Facility	270.0	270.0	—	270.0	—

	December 31, 2020
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3

Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts	$134.8	$134.8	$—	$134.8	$—
Liabilities from commodity derivative contracts	186.0	186.0	—	185.8	0.2
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	242.8	242.8	—	—	—
TRC Revolver	555.0	555.0	—	555.0	—
TRP Revolver	280.0	280.0	—	280.0	—
Partnership's Senior unsecured notes	6,585.4	7,036.8	—	7,036.8	—
Partnership's Securitization Facility	350.0	350.0	—	350.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable was immaterial. As of March 31, 2021, we had no derivative contracts categorized as Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset/(Liability)
Balance, December 31, 2020	$(0.2)
Transfers out of Level 3 (1)	0.2
Balance, March 31, 2021	$—

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

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

Note 13 — Contingencies

Legal Proceedings

We and the Partnership are parties to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We and the Partnership are also parties to various proceedings with governmental environmental agencies, including but not limited to the U.S. Environmental Protection Agency, Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department, Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert monetary sanctions for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business. See Part II—Item 1. Legal Proceedings for further details on contingencies related to litigation matters.

Note 14 — Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period, and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 18 years.

	2021	2022	2023 and after
Fixed consideration to be recognized as of March 31, 2021	$389.8	$457.1	$2,634.8

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

We decreased our existing valuation allowance by $22.8 million from December 31, 2020. The Company recognized the decrease to the valuation allowance as an ordinary item in its estimated annual ETR. After the change in valuation allowance, we have a net deferred tax liability of $161.3 million. We will continue to evaluate the sufficiency of the valuation allowance based on current and expected earnings and other factors and adjust accordingly.

Note 16 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Cash:
Interest paid, net of capitalized interest (1)	$141.1	$113.3
Income taxes received (paid), net	0.8	(0.3)
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$(12.9)	$(39.6)
Transfers from materials and supplies inventory to property, plant and equipment	0.1	1.7
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(22.2)	$(3.9)

(1)	Interest capitalized on major projects was $0.7 million and $12.3 million for the three months ended March 31, 2021 and 2020.

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes Grand Prix NGL Pipeline (“Grand Prix”), which connects our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our downstream facilities in Mont Belvieu, Texas, as well as our equity interest in Gulf Coast Express Pipeline LLC (“GCX”), a natural gas pipeline connecting the Waha hub in West Texas and other receipt points, including many of our Midland Basin processing facilities, to Agua Dulce in South Texas and other delivery points. The associated assets, including these pipelines, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$142.7	$3,223.5	$1.5	$—	$3,367.7
Fees from midstream services	119.4	145.6	—	—	265.0
	262.1	3,369.1	1.5	—	3,632.7
Intersegment revenues
Sales of commodities	969.7	82.5	—	(1,052.2)	—
Fees from midstream services	1.6	8.2	—	(9.8)	—
	971.3	90.7	—	(1,062.0)	—
Revenues	$1,233.4	$3,459.8	$1.5	$(1,062.0)	$3,632.7
Operating margin	$275.1	$348.7	$1.5	$—	$625.3
Other financial information:
Total assets (1)	$8,635.2	$6,743.9	$90.8	$178.5	$15,648.4
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$69.5	$10.4	$—	$3.5	$83.4

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended March 31, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$243.8	$1,419.6	$116.3	$—	$1,779.7
Fees from midstream services	118.2	151.0	—	—	269.2
	362.0	1,570.6	116.3	—	2,048.9
Intersegment revenues
Sales of commodities	443.2	56.5	—	(499.7)	—
Fees from midstream services	1.7	8.2	—	(9.9)	—
	444.9	64.7	—	(509.6)	—
Revenues	$806.9	$1,635.3	$116.3	$(509.6)	$2,048.9
Operating margin	$255.7	$294.0	$116.3	$—	$666.0
Other financial information:
Total assets (1)	$9,403.7	$6,347.7	$16.3	$259.1	$16,026.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$116.1	$177.9	$—	$9.8	$303.8

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended March 31,
	2021	2020
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$841.4	$273.3
NGL	2,594.4	1,161.0
Condensate and crude oil	66.6	135.7
Petroleum products	—	49.8
	3,502.4	1,619.8
Non-customer revenue:
Derivative activities - Hedge	(149.7)	59.9
Derivative activities - Non-hedge (1)	15.0	100.0
	(134.7)	159.9
Total sales of commodities	3,367.7	1,779.7

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	116.3	115.9
NGL transportation, fractionation and services	47.2	40.6
Storage, terminaling and export	88.8	99.7
Other	12.7	13.0
Total fees from midstream services	265.0	269.2

Total revenues	$3,632.7	$2,048.9

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2021	2020
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$275.1	$255.7
Logistics and Transportation operating margin	348.7	294.0
Other operating margin	1.5	116.3
Depreciation and amortization expense	(216.2)	(239.1)
General and administrative expense	(61.4)	(60.5)
Impairment of long-lived assets	—	(2,442.8)
Interest expense, net	(98.4)	(98.0)
Equity earnings (loss)	11.8	20.6
Gain (loss) on sale or disposition of business and assets	—	(0.6)
Write-down of assets	(3.5)	—
Gain (loss) from financing activities	(14.7)	39.3
Other, net	—	(0.5)
Income (loss) before income taxes	$242.9	$(2,115.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q.

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

Recent Developments

COVID-19 Pandemic

The global spread of COVID-19 during 2020 and in the first quarter of 2021 has caused significant market volatility. There has been, and likely will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. We are uncertain of what pricing and market demand, and the associated impact to demand for our services, will be throughout 2021.

We are currently experiencing no material issues with potential workforce disruptions and remain focused on safeguarding employee health and safety and ensuring safe and reliable operations in response to COVID-19. Additionally, we are currently experiencing no material supply chain disruptions and our relationships with our major customers continue to be strong. However, if any of these circumstances change, our business could be adversely affected. Additionally, although significant progress has been made towards the development, distribution and administration of various COVID-19 vaccines, there is significant uncertainty around the breadth and duration of the disruptions to global markets and other effects related to COVID-19. As a result, we are unable to determine the extent that these events could materially impact our future financial position, operations and/or cash flows.

Impact of Winter Weather

In February 2021, the Central region of the United States experienced unprecedented cold temperatures during a major winter storm that disrupted production operations, midstream infrastructure and many other services. This extreme weather caused wide fluctuations in commodity prices, short-term disruptions to Targa’s operations across Texas, Oklahoma and Louisiana, including reduced throughput volumes coming into our systems, and adversely affected the operations and financial condition of some of our counterparties. Though certain Company facilities experienced temporary outages, all facilities have returned to full operations without sustaining any long-term impacts or significant adverse financial impacts related to this weather event, and throughput volumes have returned to pre-storm levels. The full financial impact of the winter storm still remains uncertain as it is subject to recently proposed regulatory changes including repricing, finalizing Commercial and Industrial meter and settlement data, and potential customer and counterparty risk. For further discussion, see “Item 1A. Risk Factors”.

While the full financial impact of the storm remains uncertain, we recognized an aggregate benefit of approximately $30 million in our consolidated results of operations in the first quarter of 2021. The aggregate benefit is largely attributable to the substantial intramonth commodity price and operational volatility caused as a result of the storm.

Permian Midland Processing Expansion

In November 2020, we announced the transfer of an existing cryogenic natural gas processing plant from our North Texas system (the “Longhorn Plant”), to our Permian Midland system. The plant will be relocated to and installed in Reagan County, Texas, in 2021, as a new 200 MMcf/d cryogenic natural gas processing plant (the “Heim Plant”). The Heim Plant will process natural gas production from the Permian Basin and is expected to begin operations in the fourth quarter of 2021.

Financing Activities

In February 2021, the Partnership issued $1.0 billion of 4% Senior Notes due 2032, resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “February Tender Offer”) and subsequent redemption payment for the Partnership’s 5⅛% Senior Notes due 2025 (the “5⅛% Notes”), with the remainder used for repayment of borrowings under the Partnership’s senior secured revolving credit facility (the “TRP Revolver”) and our senior secured revolving credit facility (the “TRC Revolver”). As a result of the February Tender Offer and the subsequent redemption of the 5⅛% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Additionally, Targa Pipeline Partners LP (“TPL”) issued notices of redemption for all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”). These notes were redeemed on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million comprised of a write-off of $0.2 million of debt issuance premium.

On April 1, 2021, the Partnership issued a notice of redemption to redeem all of the outstanding 4¼% Senior Notes due 2023 on May 17, 2021.

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

Corporation Tax Matters

The IRS notified us on April 3, 2019, that it will examine Targa’s federal income tax returns (Form 1120) for 2014, 2015 and 2016. The IRS completed their examination without proposing any adjustments, and the Joint Committee on Taxation approved the IRS’ findings without any exception. The Joint Committee on Taxation sent Targa a closing letter dated February 23, 2021. The closing letter effectively ends the IRS’ audit of Targa’s federal income tax returns for 2014, 2015 and 2016.

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

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance and ad valorem taxes comprise the most significant portion of our operating expenses. These expenses remain relatively stable and independent of the volumes through our systems, but may increase with system expansions and will fluctuate depending on the scope of the activities performed during a specific period.

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

Gross Margin

We define gross margin as revenues less product purchases and fuel. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program.

Gathering and Processing segment gross margin consists primarily of:

•	service fees related to natural gas and crude oil gathering, treating and processing; and
•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer payments, natural gas and crude oil purchases, and our equity volume hedge settlements.

Logistics and Transportation segment gross margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, fuel, third-party transportation costs and the net inventory change.

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

Distributable Cash Flow and Free Cash Flow

We define distributable cash flow as Adjusted EBITDA less distributions to TRP preferred limited partners, cash interest expense on debt obligations, cash tax (expense) benefit and maintenance capital expenditures (net of any reimbursements of project costs). The Preferred Units that were issued by the Partnership in October 2015 were redeemed in December 2020, and are no longer outstanding as of March 31, 2021. We define free cash flow as distributable cash flow less growth capital expenditures, net of contributions from noncontrolling interest and net contributions to investments in unconsolidated affiliates. Distributable cash flow and free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Operating Margin and Gross Margin
Net income (loss) attributable to TRC	$146.4	$(1,737.8)
Net income (loss) attributable to noncontrolling interests	81.5	(82.5)
Net income (loss)	227.9	(1,820.3)
Depreciation and amortization expense	216.2	239.1
General and administrative expense	61.4	60.5
Impairment of long-lived assets	—	2,442.8
Interest (income) expense, net	98.4	98.0
Equity (earnings) loss	(11.8)	(20.6)
Income tax expense (benefit)	15.0	(295.3)
(Gain) loss on sale or disposition of business and assets	—	0.6
Write-down of assets	3.5	—
(Gain) loss from financing activities	14.7	(39.3)
Other, net	—	0.5
Operating margin	$625.3	$666.0
Operating expenses	171.1	180.8
Gross margin	$796.4	$846.8

	Three Months Ended March 31,
	2021	2020
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow
Net income (loss) attributable to TRC	$146.4	$(1,737.8)
Income attributable to TRP preferred limited partners	—	2.8
Interest (income) expense, net	98.4	98.0
Income tax expense (benefit)	15.0	(295.3)
Depreciation and amortization expense	216.2	239.1
Impairment of long-lived assets	—	2,442.8
(Gain) loss on sale or disposition of business and assets	—	0.6
Write-down of assets	3.5	—
(Gain) loss from financing activities (1)	14.7	(39.3)
Equity (earnings) loss	(11.8)	(20.6)
Distributions from unconsolidated affiliates and preferred partner interests, net	33.3	25.7
Compensation on equity grants	15.0	17.0
Risk management activities	(1.5)	(115.5)
Noncontrolling interests adjustments (2)	(13.5)	(189.4)
TRC Adjusted EBITDA	$515.7	$428.1
Distributions to TRP preferred limited partners	—	(2.8)
Interest expense on debt obligations (3)	(98.8)	(97.1)
Maintenance capital expenditures	(20.9)	(26.8)
Noncontrolling interests adjustments of maintenance capital expenditures	1.9	0.5
Cash taxes	(0.5)	—
Distributable Cash Flow	$397.4	$301.9
Growth capital expenditures, net (4)	(61.0)	(261.2)
Free Cash Flow	$336.4	$40.7

(1)	Gains or losses on debt repurchases or early debt extinguishments.
(2)	Noncontrolling interest portion of depreciation and amortization expense (including the effects of the impairment of long-lived assets on non-controlling interests).
(3)	Excludes amortization of interest expense.
(4)	Represents growth capital expenditures, net of contributions from noncontrolling interests and net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
	(In millions)
Revenues:
Sales of commodities	$3,367.7	$1,779.7	$1,588.0	89%
Fees from midstream services	265.0	269.2	(4.2)	(2%)
Total revenues	3,632.7	2,048.9	1,583.8	77%
Product purchases and fuel (1)	2,836.3	1,202.1	1,634.2	136%
Gross margin (2)	796.4	846.8	(50.4)	(6%)
Operating expenses (1)	171.1	180.8	(9.7)	(5%)
Operating margin (2)	625.3	666.0	(40.7)	(6%)
Depreciation and amortization expense	216.2	239.1	(22.9)	(10%)
General and administrative expense	61.4	60.5	0.9	1%
Impairment of long-lived assets	—	2,442.8	(2,442.8)	(100%)
Other operating (income) expense	3.6	1.1	2.5	227%
Income (loss) from operations	344.1	(2,077.5)	2,421.6	117%
Interest expense, net	(98.4)	(98.0)	(0.4)	—
Equity earnings (loss)	11.8	20.6	(8.8)	(43%)
Gain (loss) from financing activities	(14.7)	39.3	(54.0)	(137%)
Other, net	0.1	—	0.1	—
Income tax (expense) benefit	(15.0)	295.3	(310.3)	(105%)
Net income (loss)	227.9	(1,820.3)	2,048.2	113%
Less: Net income (loss) attributable to noncontrolling interests	81.5	(82.5)	164.0	199%
Net income (loss) attributable to Targa Resources Corp.	146.4	(1,737.8)	1,884.2	108%
Dividends on Series A Preferred Stock	21.8	22.9	(1.1)	(5%)
Deemed dividends on Series A Preferred Stock	—	9.0	(9.0)	(100%)
Net income (loss) attributable to common shareholders	$124.6	$(1,769.7)	$1,894.3	107%
Financial data:
Adjusted EBITDA (2)	$515.7	$428.1	$87.6	20%
Distributable cash flow (2)	397.4	301.9	95.5	32%
Free cash flow (2)	336.4	40.7	295.7	NM

(1)

Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business.

(2)

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($1,869.3 million) and higher NGL volumes ($162.9 million), partially offset by lower crude marketing, petroleum product, natural gas and condensate volumes ($149.8 million) and the unfavorable impact of hedges ($294.6 million).

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL volumes, partially offset by lower crude marketing, petroleum product, natural gas and condensate volumes.

The lower gross margin and operating margin in 2021 reflect lower Other segment results from the Company’s commodity derivative mark-to-market activity. The lower gross margin and operating margin are partially offset by both increased Gathering and Progressing and Logistics and Transportation segment results. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

Depreciation and amortization expense decreased primarily due to a lower depreciable base associated with assets that were impaired during the first quarter of 2020 and the sale of assets in Channelview, Texas in October 2020. The decrease in depreciation and amortization expense was partially offset by higher depreciation related to major growth capital projects placed in service, including our two new 110 MBbl/d fractionation trains in Mont Belvieu, Texas (“Train 7” and “Train 8”) and the additional processing plants and associated infrastructure in the Permian Basin.

In 2020, we recognized a non-cash pre-tax impairment charge of $2,442.8 million, primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and full impairment of our Coastal operations.

Other operating (income) expense in 2021 and 2020 consisted primarily of write-downs of certain assets to their recoverable amounts.

The decrease in equity earnings is primarily due to lower earnings from our investments in Gulf Coast Fractionators (“GCF”), GCX, Cayenne Pipeline, LLC (“Cayenne”) and Little Missouri 4 LLC (“Little Missouri 4”).

During 2021, the Partnership redeemed the 5⅛% Notes, the TPL 4¾% Senior Notes due 2021 and the TPL 5⅞% Senior Notes due 2023, resulting in a $14.7 million net loss from financing activities. During 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, resulting in a $39.3 million net gain from financing activities.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a decrease in valuation allowance.

Net income attributable to noncontrolling interests was higher in 2021 primarily due to impairment losses allocated to noncontrolling interest holders in the first quarter of 2020 and higher income allocated to noncontrolling interest holders in the Venice Energy Services Company, L.L.C. joint venture, Grand Prix Pipeline LLC (“Grand Prix Joint Venture”) and a development joint venture with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) to fund portions of the Grand Prix NGL Pipeline (“Grand Prix DevCo JV”). The increase in net income attributable to noncontrolling interests was partially offset by lower income allocated to Cedar Bayou Fractionators and the redemption of the Partnership’s preferred units in December 2020.

Dividends on Series A Preferred Stock decreased due to the partial repurchase of our Series A Preferred Stock in December 2020.

Deemed dividends on Series A Preferred Stock decreased due to the adoption of Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which no longer requires the discount accretion related to beneficial conversion feature as a deemed dividend.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other	Consolidated Operating Margin
Three Months Ended:	(In millions)
March 31, 2021	$275.1	$348.7	$1.5	$625.3
March 31, 2020	255.7	294.0	116.3	666.0

Gathering and Processing Segment

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
	(In millions, except operating statistics and price amounts)
Gross margin (1)	$380.6	$367.8	$12.8	3%
Operating expenses (1)	105.5	112.1	(6.6)	(6%)
Operating margin	$275.1	$255.7	$19.4	8%
Operating statistics (2):
Plant natural gas inlet, MMcf/d (3), (4)
Permian Midland (5)	1,658.3	1,655.0	3.3	—
Permian Delaware	737.6	727.0	10.6	1%
Total Permian	2,395.9	2,382.0	13.9

SouthTX	176.4	286.3	(109.9)	(38%)
North Texas	175.4	223.4	(48.0)	(21%)
SouthOK	375.2	564.0	(188.8)	(33%)
WestOK	202.7	291.6	(88.9)	(30%)
Total Central	929.7	1,365.3	(435.6)

Badlands (6)	134.9	159.7	(24.8)	(16%)
Total Field	3,460.5	3,907.0	(446.5)

Coastal	652.6	784.7	(132.1)	(17%)

Total	4,113.1	4,691.7	(578.6)	(12%)
NGL production, MBbl/d (4)
Permian Midland (5)	237.0	244.9	(7.9)	(3%)
Permian Delaware	96.5	96.3	0.2	—
Total Permian	333.5	341.2	(7.7)

SouthTX	17.6	28.2	(10.6)	(38%)
North Texas	19.2	26.3	(7.1)	(27%)
SouthOK	43.8	66.8	(23.0)	(34%)
WestOK	16.1	23.2	(7.1)	(31%)
Total Central	96.7	144.5	(47.8)

Badlands	15.5	18.1	(2.6)	(14%)
Total Field	445.7	503.8	(58.1)

Coastal	40.0	48.8	(8.8)	(18%)

Total	485.7	552.6	(66.9)	(12%)
Crude oil, Badlands, MBbl/d	136.2	177.1	(40.9)	(23%)
Crude oil, Permian, MBbl/d	34.9	50.9	(16.0)	(31%)
Natural gas sales, BBtu/d (4)	1,956.0	2,157.2	(201.2)	(9%)
NGL sales, MBbl/d (4)	349.0	433.5	(84.5)	(19%)
Condensate sales, MBbl/d	15.2	18.6	(3.4)	(18%)
Average realized prices - inclusive of hedges (7):
Natural gas, $/MMBtu	2.51	0.93	1.58	170%
NGL, $/gal	0.46	0.22	0.24	109%
Condensate, $/Bbl	46.80	43.95	2.85	6%

(1)

Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business.

(2)

Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the quarter and the denominator is the number of calendar days during the quarter.

(3)	Plant natural gas inlet represents our undivided interest in the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands.
(4)	Plant natural gas inlet volumes and gross NGL production volumes include producer take-in-kind volumes, while natural gas sales and NGL sales exclude producer take-in-kind volumes.
(5)

Permian Midland includes operations in WestTX, of which we own 72.8%, and other plants that are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

(6)	Badlands natural gas inlet represents the total wellhead volume and includes the Targa volumes processed at the Little Missouri 4 plant.
(7)

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

The following table presents the realized commodity hedge gain/loss attributable to our equity volumes that are included in the gross margin of Gathering and Processing segment:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	18.0	$(0.72)	$(12.8)	15.7	$0.95	$15.0
NGL (MMgal)	122.7	(0.19)	(22.9)	95.6	0.18	17.5
Crude oil (MBbl)	0.5	(4.00)	(2.2)	0.5	12.08	5.5
			$(37.9)			$38.0

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The increase in gross margin was primarily due to higher realized commodity prices and higher Permian fee-based margin and was partially offset by the short-term operational disruption and impacts associated with a major winter storm during the first quarter of 2021. The winter storm affected regions across Texas, Oklahoma and Louisiana and reduced our Permian and Central region volumes, which subsequently returned to pre-storm levels later in the quarter. In the Permian, volumes were relatively flat, despite the short-term effects of the winter storm, while Central region volumes decreased due to continued low activity levels and the short-term effects of the winter storm. In the Badlands, volumes decreased due to reduced producer activity. In the Coastal region, volumes decreased due to continued low activity levels and the impacts of the winter storm.

Despite the addition of the Peregrine and Gateway processing facilities in the Permian, operating expenses were lower due to cost reduction measures that resulted in a decrease in chemicals, materials and contract labor expenses.

Logistics and Transportation Segment

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
	(In millions, except operating statistics)
Gross margin (1)	$414.5	$363.6	$50.9	14%
Operating expenses (1)	65.8	69.6	(3.8)	(5%)
Operating margin	$348.7	$294.0	$54.7	19%
Operating statistics MBbl/d (2):
Pipeline throughput (3)	342.5	261.7	80.8	31%
Fractionation volumes	545.8	625.3	(79.5)	(13%)
Export volumes (4)	283.3	268.9	14.4	5%
NGL sales	886.2	748.2	138.0	18%

(1)

Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business.

(2)

Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

(3)	Pipeline throughput represents the total quantity of mixed NGLs delivered by Grand Prix to Mont Belvieu.
(4)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The increase in gross margin was primarily due to higher marketing margin and higher pipeline throughput, despite the short-term operational disruptions and impacts associated with a major winter storm during the first quarter of 2021, partially offset by lower LPG export margin. The winter storm affected regions across Texas, Oklahoma and Louisiana and reduced our downstream system volumes, which subsequently returned to pre-storm levels later in the quarter. Marketing margin increased due to higher optimization margin. Pipeline volumes were driven by higher supply volume primarily from the addition of new Permian processing plants in 2020, while lower fractionation volumes were largely due to the short-term operational disruption and impacts associated with the winter storm.

Operating expenses were lower in the first quarter of 2021 due to cost reduction measures, partially offset by higher taxes primarily due to system expansions that occurred throughout 2020.

Other

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
	(In millions)
Gross margin	$1.5	$116.3	$(114.8)
Operating margin	$1.5	$116.3	$(114.8)

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

Our Liquidity and Capital Resources

As of March 31, 2021, inclusive of our consolidated joint venture accounts, we had $248.5 million of “Cash and cash equivalents” on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

On a consolidated basis, our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing or repaying our indebtedness, meeting our collateral requirements and to pay dividends declared by our board of directors will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. For additional discussion on recent factors impacting our liquidity and capital resources, please see “Recent Developments”.

We are entitled to the entirety of distributions made by the Partnership on its equity interests. The actual amount we declare as distributions depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our board of directors deems relevant.

The Partnership’s debt agreements may restrict or prohibit the payment of distributions if the Partnership is in default or threat of default. If the Partnership cannot make distributions to us, we may be limited in our ability, or unable, to pay dividends on our common stock or Series A Preferred Stock (“Series A Preferred”). In addition, so long as any of our Series A Preferred shares are outstanding, certain common stock distribution limitations exist.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of April 30, 2021, was:

	April 30, 2021
	TRC	TRP	Consolidated Total
	(In millions)
Cash on hand (1)	$28.5	$327.5	$356.0
Total availability under the TRC Revolver	670.0	—	670.0
Total availability under the TRP Revolver	—	2,200.0	2,200.0
Total availability under the Partnership's Securitization Facility	—	400.0	400.0
	698.5	2,927.5	3,626.0

Less: Outstanding borrowings under the TRC Revolver	—	—	—
Outstanding borrowings under the TRP Revolver	—	—	—
Outstanding borrowings under the Partnership's Securitization Facility	—	(270.0)	(270.0)
Outstanding letters of credit under the TRP Revolver	—	(56.3)	(56.3)
Total liquidity	$698.5	$2,601.2	$3,299.7

_________________________________

(1)	Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $200 million in commitment increases under the TRC Revolver, subject to the terms therein. The TRC Revolver matures on June 29, 2023.
•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

In the second quarter of 2021, we amended the Partnership’s Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectations for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

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

Working capital as of March 31, 2021 decreased $37.1 million compared to December 31, 2020. The decrease was primarily attributable to the reduction in NGLs inventory, partially offset by lower borrowings on our Securitization Facility.

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

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak, which committed a maximum of approximately $960 million of capital to the DevCo JVs. As of March 31, 2021, total contributions from Stonepeak to the DevCo JVs were $911.9 million and are included in noncontrolling interests.

Additionally, we serve as operator of our consolidated subsidiary, the Grand Prix Joint Venture, in which Blackstone Energy Partners (“Blackstone”) owns a 25% interest. As of March 31, 2021, total contributions from funds managed by Blackstone to the Grand Prix Joint Venture were $347.4 million and are included in noncontrolling interests.

In 2019, we closed on the sale of a 45% interest in Targa Badlands to GSO Capital Partners and Blackstone Tactical Opportunities (collectively, “GSO”) for $1.6 billion in cash. Growth capital of Targa Badlands after the sale is funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to GSO and Targa, with GSO having a priority right on such MQDs. Additionally, GSO’s capital contributions would have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries. As of March 31, 2021, the total contributions from GSO were $1.7 billion and are included in noncontrolling interests.

In 2019, Williams exercised its initial option to acquire a 20% equity interest in Targa Train 7 LLC and subsequently executed a joint venture agreement with us. Certain fractionation-related infrastructure for Train 7, including storage caverns and brine handling, was funded and is owned 100% by Targa. As of March 31, 2021, the total contributions from Williams were $47.6 million and are included in noncontrolling interests.

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4% Senior Notes due 2032, resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the February Tender Offer and subsequent redemption payment for the 5⅛% Notes, with the remainder used for repayment of borrowings under the TRP Revolver and TRC Revolver. As a result of the February Tender Offer and the subsequent redemption of the 5⅛% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Additionally, TPL issued notices of redemption for all of the outstanding TPL Notes. These notes were redeemed on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million comprised of a write-off of $0.2 million of debt issuance premiums.

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

Compliance with Debt Covenants

As of March 31, 2021, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Three Months Ended March 31,
2021	2020	2021 vs. 2020
(In millions)
$679.8	$452.6	$227.2

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

Net cash provided by operations increased in 2021 compared to 2020 primarily due to higher collections from customers, partially offset by an increase in payments for product purchases and hedge transactions.

Cash Flows from Investing Activities

Three Months Ended March 31,
2021	2020	2021 vs. 2020
(In millions)
$(90.0)	$(201.9)	$111.9

Cash used in investing activities decreased in 2021 compared to 2020, primarily due to lower outlays for property, plant and equipment of $245.5 million, resulting from the completion of construction of Train 7, Train 8, the LPG export expansion, the Grand Prix Central Oklahoma extension and additional processing plants and associated infrastructure in the Permian Basin in 2020. The change is also attributable to proceeds of $134.1 million received from the sale of our Delaware crude system in 2020.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2021	2020
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$(400.2)	$132.9
Contributions from (distributions to) noncontrolling interests	(127.3)	(94.5)
Dividends and distributions	(48.0)	(241.9)
Other	(8.6)	(3.1)
Net cash provided by (used in) financing activities	$(584.1)	$(206.6)

In 2021, net cash used in financing activities is primarily due to repayments of debt, including repayment of borrowings under the TRP Revolver and TRC Revolver and the redemptions of the 5⅛% Notes, TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023, and net distributions to noncontrolling interests, partially offset by borrowings, including the issuance of the Partnership’s 4% Senior Notes due 2032.

In 2020, net cash used in financing activities is primarily due to payments of dividends to our common and Series A Preferred shareholders, and net distributions to noncontrolling interests, partially offset by a net increase of debt outstanding. Our debt outstanding increased due to net borrowings under our credit facilities, partially offset by redemptions and repurchases of a portion of the outstanding senior notes of the Partnership.

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

March 31, 2021	May 14, 2021	$23.3	$22.9	$0.4	$0.10000
December 31, 2020	February 16, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Stock Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $21.8 million were paid to holders of the Series A Preferred during the three months ended March 31, 2021. As of March 31, 2021, cash dividends accrued for our Series A Preferred were $21.8 million, which will be paid on May 13, 2021.

Capital Expenditures

The following table details cash outlays for capital projects for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Capital expenditures:
Growth (1)	$62.5	$277.0
Maintenance (2)	20.9	26.8
Gross capital expenditures	83.4	303.8
Transfers from materials and supplies inventory to property, plant and equipment	(0.1)	(1.7)
Change in capital project payables and accruals, net	12.9	39.6
Cash outlays for capital projects	$96.2	$341.7

(1)

Growth capital expenditures, net of contributions from noncontrolling interests, were $60.7 million and $260.9 million for the three months ended March 31, 2021 and 2020. Net contributions to investments in unconsolidated affiliates were $0.3 million for both the three months ended March 31, 2021 and 2020.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $19.0 million and $26.3 million for the three months ended March 31, 2021 and 2020.

We currently estimate that in 2021 we will invest approximately $350 to $450 million in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2021 maintenance capital expenditures, net of noncontrolling interests, will be approximately $130 million.

Total growth capital expenditures were lower for the three months ended March 31, 2021 as compared to the three ended March 31, 2020 due to lower spending on growth capital investments, as a significant portion of our major projects began full service in 2020, including Train 7, Train 8, the LPG export expansion, the Grand Prix Central Oklahoma extension and additional processing plants and associated infrastructure in the Permian Basin. Total maintenance capital expenditures were lower for the three months ended March 31, 2021 as compared to the three ended March 31, 2020, primarily due to timing of maintenance projects.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were $65.7 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2021, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of March 31, 2021:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$35.9	$66.2	$5.6
NGLs	(107.3)	(64.1)	(150.5)
Crude oil	(18.9)	0.1	(37.9)
Total	$(90.3)	$2.2	$(182.8)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by ($134.7) million and $161.4 million during the three months ended March 31, 2021 and 2020, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $51.2 million at December 31, 2020 to a net liability position of ($90.3) million at March 31, 2021. The fixed prices we currently expect to receive on derivative contracts are below the aggregate forward prices for commodities related to those contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. As of March 31, 2021, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and the Securitization Facility will also increase. As of March 31, 2021, the Partnership had $270.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility and we had outstanding variable rate borrowings of $75.0 million under the TRC Revolver. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact the Partnership’s annual interest expense by $2.7 million and our consolidated annual interest expense by $3.5 million based on our March 31, 2021 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $45.2 million as of March 31, 2021. The range of losses attributable to our individual counterparties as of March 31, 2021 would be between $0.4 million and $19.7 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $4.9 million and $0.1 million as of March 31, 2021 and December 31, 2020. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2021.

No customer comprised 10% or greater of our consolidated revenues during the three months ended March 31, 2021. During the three months ended March 31, 2020, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 11% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report in addition to the risk factor discussed below. All of these risks and uncertainties, including those risks discussed below, could adversely affect our business, financial condition and/or results of operations.

Weather may limit our ability to operate our business and could adversely affect our operating results.

The weather in the areas in which we operate can cause disruptions and in some cases suspension of our operations and development activities. Unseasonably wet weather, extended periods of below freezing weather, or hurricanes may cause a loss of throughput from temporary cessation of activities or lost or damaged equipment. For example, the recent winter storms in February 2021 adversely affected Targa’s operations and the operations and financial condition of some energy companies, including some of our counterparties. As a result of the winter storms, certain companies have declared force majeure under commercial agreements or have  defaulted (or may default) on payment obligations. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions in the future, and not all such effects can be predicted, eliminated or insured against. Some forecasters expect that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events and could have a material adverse effect on our operations. Any unusual or prolonged severe weather or increased frequency thereof, such as freezing rain, earthquakes, hurricanes, droughts, or floods in our or our customers’ areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
January 1, 2021 - January 31, 2021	284,661	$29.99	—	$408,499.4
February 1, 2021 - February 28, 2021	—	$—	—	$408,499.4
March 1, 2021 - March 31, 2021	144	$32.45	—	$408,499.4

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)

In the fourth quarter of 2020, our board of directors approved a share repurchase program (the “Share Repurchase Program”) for the repurchase of up to $500 million of our outstanding common stock. We may discontinue the Share Repurchase Program at any time and are not obligated to repurchase any specific dollar amount or number of shares.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

Number	Description
4.2

Indenture dated as of February 2, 2021 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed February 5, 2021).

4.3

Registration Rights Agreement dated as of February 2, 2021 among the Issuers, the Guarantors and BofA Securities, Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed February 5, 2021).

10.1

Purchase Agreement dated as of January 19, 2021, among the Issuers, the Guarantors and BofA Securities, Inc., as representative of the several Initial Purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 22, 2021).

10.2

First Amendment to the Targa Resources Corp. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 18, 2021 (File No. 001-34991)).

10.3

Tenth Amendment to Receivables Purchase Agreement, dated April 21, 2021, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 23, 2021 (File No. 001-34991)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 6, 2021	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)