Form 10-Q
period 2021-06-30
Targa Resources Corp.
filed 2021-08-05
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, there were 228,655,274 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$209.0	$242.8
Trade receivables, net of allowances of $3.9 million and $0.1 million at June 30, 2021 and December 31, 2020	901.8	862.8
Inventories	65.6	181.5
Assets from risk management activities	76.8	85.5
Other current assets	64.7	87.7
Total current assets	1,317.9	1,460.3
Property, plant and equipment, net	11,996.6	12,173.6
Intangible assets, net	1,316.9	1,382.4
Long-term assets from risk management activities	6.5	49.3
Investments in unconsolidated affiliates	685.2	714.0
Other long-term assets	88.7	96.1
Total assets	$15,411.8	$15,875.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,034.5	$833.8
Accrued liabilities	178.9	186.4
Distributions payable	87.9	115.4
Interest payable	137.1	132.6
Liabilities from risk management activities	292.0	142.6
Current debt obligations	371.7	368.6
Total current liabilities	2,102.1	1,779.4
Long-term debt	6,603.8	7,387.1
Long-term liabilities from risk management activities	140.5	43.4
Deferred income taxes, net	124.1	152.1
Other long-term liabilities	295.1	309.1
Contingencies (see Note 13)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, 919,300 shares issued and outstanding), net of discount (see Note 7)	749.7	301.4
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized)	0.2	0.2
Issued Outstanding
June 30, 2021 235,671,273 228,655,274
December 31, 2020 234,792,888 228,061,853
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	4,330.8	4,839.9
Retained earnings (deficit)	(1,690.9)	(1,893.5)
Accumulated other comprehensive income (loss)	(294.4)	(141.8)
Treasury stock, at cost (7,015,999 shares as of June 30, 2021 and 6,731,035 shares as of December 31, 2020)	(159.5)	(150.9)
Total Targa Resources Corp. stockholders' equity	2,186.2	2,653.9
Noncontrolling interests	3,210.3	3,249.3
Total owners' equity	5,396.5	5,903.2
Total liabilities, Series A Preferred Stock and owners' equity	$15,411.8	$15,875.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,091.6	$1,280.6	$6,459.3	$3,060.2
Fees from midstream services	324.3	242.9	589.4	512.2
Total revenues	3,415.9	1,523.5	7,048.7	3,572.4
Costs and expenses:
Product purchases and fuel	2,709.0	880.1	5,545.3	2,082.2
Operating expenses	184.8	163.9	355.8	344.7
Depreciation and amortization expense	211.9	204.5	428.0	443.6
General and administrative expense	63.7	61.5	125.1	121.9
Impairment of long-lived assets	—	—	—	2,442.8
Other operating (income) expense	0.7	0.4	4.6	1.6
Income (loss) from operations	245.8	213.1	589.9	(1,864.4)
Other income (expense):
Interest expense, net	(94.8)	(96.7)	(193.2)	(194.7)
Equity earnings (loss)	12.8	14.9	24.6	35.5
Gain (loss) from financing activities	(1.9)	21.8	(16.6)	61.1
Other, net	0.1	0.8	0.2	0.8
Income (loss) before income taxes	162.0	153.9	404.9	(1,961.7)
Income tax (expense) benefit	(6.6)	23.2	(21.6)	318.5
Net income (loss)	155.4	177.1	383.3	(1,643.2)
Less: Net income (loss) attributable to noncontrolling interests	99.2	96.1	180.7	13.6
Net income (loss) attributable to Targa Resources Corp.	56.2	81.0	202.6	(1,656.8)
Dividends on Series A Preferred Stock	21.8	22.9	43.7	45.8
Deemed dividends on Series A Preferred Stock	—	9.2	—	18.2
Net income (loss) attributable to common shareholders	$34.4	$48.9	$158.9	$(1,720.8)

Net income (loss) per common share - basic	$0.15	$0.21	$0.70	$(7.38)
Net income (loss) per common share - diluted	$0.15	$0.21	$0.69	$(7.38)
Weighted average shares outstanding - basic	228.6	233.1	228.5	233.1
Weighted average shares outstanding - diluted	231.3	233.8	230.9	233.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2021			2020
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$155.4			$177.1
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(232.6)	$55.7	(176.9)	$(133.0)	$31.2	(101.8)
Settlements reclassified to revenues	53.6	(12.7)	40.9	(60.2)	15.2	(45.0)
Other comprehensive income (loss)	(179.0)	43.0	(136.0)	(193.2)	46.4	(146.8)
Comprehensive income (loss)			19.4			30.3
Less: Comprehensive income (loss) attributable to noncontrolling interests			99.2			96.1
Comprehensive income (loss) attributable to Targa Resources Corp.			$(79.8)			$(65.8)

	Six Months Ended June 30,
	2021			2020
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$383.3			$(1,643.2)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(404.2)	$95.9	(308.3)	$26.2	$(8.2)	18.0
Settlements reclassified to revenues	203.4	(47.7)	155.7	(120.3)	31.4	(88.9)
Other comprehensive income (loss)	(200.8)	48.2	(152.6)	(94.1)	23.2	(70.9)
Comprehensive income (loss)			230.7			(1,714.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests			180.7			13.6
Comprehensive income (loss) attributable to Targa Resources Corp.			$50.0			$(1,727.7)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, March 31, 2021	228,655	$0.2	$4,361.5	$(1,747.1)	$(158.4)	7,016	$(159.5)	$3,225.7	$5,522.4	$749.7
Compensation on equity grants	—	—	15.0	—	—	—	—	—	15.0	—
Distribution equivalent rights	—	—	(1.0)	—	—	—	—	—	(1.0)	—
Shares issued under compensation program	—	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	—	—	—	—	—	—	—	—	—	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.10 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.7)	(116.7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.1	2.1	—
Other comprehensive income (loss)	—	—	—	—	(136.0)	—	—	—	(136.0)	—
Net income (loss)	—	—	—	56.2	—	—	—	99.2	155.4	—
Balance, June 30, 2021	228,655	$0.2	$4,330.8	$(1,690.9)	$(294.4)	7,016	$(159.5)	$3,210.3	$5,396.5	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, March 31, 2020	233,110	$0.2	$4,991.7	$(2,077.4)	$168.4	1,092	$(56.6)	$3,346.2	$6,372.5	$287.8
Compensation on equity grants	—	—	16.1	—	—	—	—	—	16.1	—
Distribution equivalent rights	—	—	(3.3)	—	—	—	—	—	(3.3)	—
Shares issued under compensation program	91	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(24)	—	—	—	—	24	(0.3)	—	(0.3)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(9.2)	—	—	—	—	—	(9.2)	9.2
Common stock dividends
Dividends - $0.10 per share	—	—	—	(23.3)	—	—	—	—	(23.3)	—
Dividends in excess of retained earnings	—	—	(23.3)	23.3	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(105.9)	(105.9)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.1	15.1	—
Other comprehensive income (loss)	—	—	—	—	(146.8)	—	—	—	(146.8)	—
Net income (loss)	—	—	—	81.0	—	—	—	96.1	177.1	—
Balance, June 30, 2020	233,177	$0.2	$4,949.1	$(1,996.4)	$21.6	1,116	$(56.9)	$3,351.5	$6,269.1	$297.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption (see Note 3)	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	29.9	—	—	—	—	—	29.9	—
Distribution equivalent rights	—	—	(1.3)	—	—	—	—	—	(1.3)	—
Shares issued under compensation program	878	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(285)	—	—	—	—	285	(8.6)	—	(8.6)	—
Series A Preferred Stock dividends
Dividends - $47.5 per share	—	—	—	(43.7)	—	—	—	—	(43.7)	—
Dividends in excess of retained earnings	—	—	(43.7)	43.7	—	—	—	—	—	—
Common stock dividends
Dividends - $0.20 per share	—	—	—	(45.7)	—	—	—	—	(45.7)	—
Dividends in excess of retained earnings	—	—	(45.7)	45.7	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(223.8)	(223.8)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.1	4.1	—
Other comprehensive income (loss)	—	—	—	—	(152.6)	—	—	—	(152.6)	—
Net income (loss)	—	—	—	202.6	—	—	—	180.7	383.3	—
Balance, June 30, 2021	228,655	$0.2	$4,330.8	$(1,690.9)	$(294.4)	7,016	$(159.5)	$3,210.3	$5,396.5	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2019	232,844	$0.2	$5,221.2	$(339.6)	$92.5	1,010	$(53.5)	$3,522.1	$8,442.9	$278.8
Compensation on equity grants	—	—	33.1	—	—	—	—	—	33.1	—
Distribution equivalent rights	—	—	(5.6)	—	—	—	—	—	(5.6)	—
Shares issued under compensation program	439	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(106)	—	—	—	—	106	(3.4)	—	(3.4)	—
Series A Preferred Stock dividends
Dividends - $47.5 per share	—	—	—	(45.8)	—	—	—	—	(45.8)	—
Dividends in excess of retained earnings	—	—	(45.8)	45.8	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(18.2)	—	—	—	—	—	(18.2)	18.2
Common stock dividends
Dividends - $1.01 per share	—	—	—	(235.6)	—	—	—	—	(235.6)	—
Dividends in excess of retained earnings	—	—	(235.6)	235.6	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(209.9)	(209.9)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25.7	25.7	—
Other comprehensive income (loss)	—	—	—	—	(70.9)	—	—	—	(70.9)	—
Net income (loss)	—	—	—	(1,656.8)	—	—	—	13.6	(1,643.2)	—
Balance, June 30, 2020	233,177	$0.2	$4,949.1	$(1,996.4)	$21.6	1,116	$(56.9)	$3,351.5	$6,269.1	$297.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$383.3	$(1,643.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	5.3	5.6
Compensation on equity grants	29.9	33.1
Depreciation and amortization expense	428.0	443.6
Impairment of long-lived assets	—	2,442.8
Accretion of asset retirement obligations	2.0	1.7
Deferred income tax expense (benefit)	20.3	(301.7)
Equity (earnings) loss of unconsolidated affiliates	(24.6)	(35.5)
Distributions of earnings received from unconsolidated affiliates	42.2	44.5
Risk management activities	68.2	(125.9)
(Gain) loss on sale or disposition of business and assets	(0.2)	—
Write-downs of assets	4.7	—
(Gain) loss from financing activities	16.6	(61.1)
Changes in operating assets and liabilities:
Receivables and other assets	31.1	241.3
Inventories	126.2	(56.7)
Accounts payable, accrued liabilities and other liabilities	166.1	(268.8)
Interest payable	4.5	19.2
Net cash provided by operating activities	1,303.6	738.9
Cash flows from investing activities
Outlays for property, plant and equipment	(198.9)	(615.9)
Proceeds from sale of business and assets	0.7	134.8
Investments in unconsolidated affiliates	(0.4)	(1.4)
Return of capital from unconsolidated affiliates	11.7	6.9
Other, net	1.0	3.5
Net cash used in investing activities	(185.9)	(472.1)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	480.0	1,240.0
Repayments of credit facilities	(1,145.0)	(800.0)
Proceeds from borrowings under accounts receivable securitization facility	530.0	226.4
Repayments of accounts receivable securitization facility	(520.0)	(346.4)
Proceeds from issuance of senior notes	1,000.0	—
Redemption of senior notes	(1,132.0)	(239.8)
Principal payments of finance leases	(6.2)	(6.2)
Costs incurred in connection with financing arrangements	(9.6)	(0.5)
Repurchase of shares and units under compensation plans	(8.6)	(3.4)
Contributions from noncontrolling interests	4.1	25.7
Distributions to noncontrolling interests	(251.5)	(206.2)
Distributions to Partnership unitholders	—	(5.6)
Dividends paid to common and Series A Preferred shareholders	(92.7)	(285.7)
Net cash provided by (used in) financing activities	(1,151.5)	(401.7)
Net change in cash and cash equivalents	(33.8)	(134.9)
Cash and cash equivalents, beginning of period	242.8	331.1
Cash and cash equivalents, end of period	$209.0	$196.2

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel within our Consolidated Statements of Operations to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business. For the three and six months ended June 30, 2021, we reclassified $12.0 million and $34.8 million in fuel and power costs, respectively. For the three and six months ended June 30, 2020, we reclassified $19.5 million and $38.6 million in fuel and power costs, respectively.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2021.

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

On a modified retrospective basis, we adopted the amendments early, effective January 1, 2021. The primary effect of the adoption on the Company was attributable to the elimination of the beneficial conversion accounting model, which results in the presentation of the Series A Preferred as a single unit of account, without bifurcation of the beneficial conversion feature and corresponding discount. Therefore, upon adoption, the carrying value of the Series A Preferred was reflected at $749.7 million, which is the allocated amount based on the initial relative fair value allocation of net proceeds of $787.1 million, less the carrying value of the portion repurchased in December 2020. The adoption did not have an impact on retained earnings (deficit), but rather, the adoption impact flowed through additional paid-in capital where the beneficial conversion feature was previously included. In addition, the adoption also eliminates the corresponding discount attributable to the beneficial conversion feature and therefore, accretion of the discount as a deemed dividend is no longer required. The other aspects of the ASU did not have a material effect on our consolidated financial statements.

Note 4 — Property, Plant and Equipment and Intangible Assets

	June 30, 2021	December 31, 2020	Estimated Useful Lives (In Years)
Gathering systems	$9,205.4	$9,216.1	5 to 20
Processing and fractionation facilities	6,275.4	6,276.8	5 to 25
Terminaling and storage facilities	1,313.0	1,555.1	5 to 25
Transportation assets	2,616.0	2,567.7	10 to 50
Other property, plant and equipment	331.0	32.4	3 to 50
Land	160.8	160.8	—
Construction in progress	358.6	324.3	—
Finance lease right-of-use assets	52.9	51.8	—
Property, plant and equipment	20,313.1	20,185.0
Accumulated depreciation, amortization and impairment	(8,316.5)	(8,011.4)
Property, plant and equipment, net	$11,996.6	$12,173.6

Intangible assets	$2,643.5	$2,643.5	10 to 20
Accumulated amortization and impairment	(1,326.6)	(1,261.1)
Intangible assets, net	$1,316.9	$1,382.4

During the three and six months ended June 30, 2021, depreciation expense was $179.1 million and $362.5 million, respectively. During the three and six months ended June 30, 2020, depreciation expense was $169.3 million and $370.0 million, respectively.

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability.

During the first quarter of 2020, global commodity prices declined due to factors that significantly impacted both demand and supply. As the COVID-19 pandemic spread, causing travel and other restrictions to be implemented globally, the demand for commodities declined. Additionally, the supply shock late in the first quarter of 2020 from certain major oil producing nations increasing production also significantly contributed to the sharp drop in commodity prices. The drop in commodity prices resulted in prompt reactions from some domestic producers, including significantly reducing capital budgets and resultant drilling activity and shutting-in production. As a result, we determined that indicators of impairment existed for certain asset groups reported primarily within our Gathering and Processing segment, and recorded non-cash pre-tax impairments of $2,442.8 million (inclusive of impairments of intangible assets) primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and full impairment of our Coastal operations. Our first quarter 2020 impairment assessment forecasted continuing decline in natural gas production across the Mid-Continent and Gulf of Mexico regions. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations.

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

While commodity prices remain volatile and uncertainties associated with the impacts of COVID-19 continue, production from wells that were previously shut-in during the first half of 2020 across our operating areas has largely resumed. There were no indicators of impairment identified during the remainder of 2020 or first half of 2021.

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

As a result of the triggering events and analysis described above, in the first quarter of 2020, we recognized a non-cash pre-tax impairment loss of $208.6 million associated with certain intangible customer relationships for which undiscounted future net cash flows were not sufficient to recover the net book value.

The estimated annual amortization expense for intangible assets is approximately $130.9 million, $122.7 million, $117.5 million, $113.7 million and $110.6 million for each of the years 2021 through 2025, respectively.

The changes in our intangible assets are as follows:

Balance at December 31, 2020	$1,382.4
Amortization	(65.5)
Balance at June 30, 2021	$1,316.9

Note 5 — Debt Obligations

	June 30, 2021	December 31, 2020
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due April 2022 (2)	$360.0	$350.0
TPL notes, 4¾% fixed rate, due November 2021 (3)	—	6.5
	360.0	356.5
Finance lease liabilities	11.7	12.1
Current debt obligations	371.7	368.6

Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due June 2023 (4)	—	555.0
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due June 2023 (5)	170.0	280.0
Senior unsecured notes:
4¼% fixed rate, due November 2023 (6)	—	583.9
5⅛% fixed rate, due February 2025	—	481.0
5⅞% fixed rate, due April 2026	963.2	963.2
5⅜% fixed rate, due February 2027	468.1	468.1
6½% fixed rate, due July 2027	705.2	705.2
5% fixed rate, due January 2028	700.3	700.3
6⅞% fixed rate, due January 2029	679.3	679.3
5½% fixed rate, due March 2030	949.6	949.6
4⅞% fixed rate, due February 2031	1,000.0	1,000.0
4% fixed rate, due January 2032	1,000.0	—
TPL notes, 5⅞% fixed rate, due August 2023 (3)	—	48.1
Unamortized premium	—	0.2
	6,635.7	7,413.9
Debt issuance costs, net of amortization	(47.6)	(45.5)
Finance lease liabilities	15.7	18.7
Long-term debt	6,603.8	7,387.1
Total debt obligations	$6,975.5	$7,755.7
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (4)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (5)	48.8	44.4
	$48.8	$44.4

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)

As of June 30, 2021, the Partnership had $360.0 million of qualifying receivables under its $400.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in $40.0 million availability. During the second quarter of 2021, the Partnership amended the Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectation for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

(3)	“TPL” refers to Targa Pipeline Partners LP.
(4)	As of June 30, 2021, availability under TRC’s $670.0 million senior secured revolving credit facility (“TRC Revolver”) was $670.0 million.
(5)	As of June 30, 2021, availability under the Partnership’s $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $1,981.2 million.
(6)	On May 17, 2021, the Partnership redeemed all of the remaining outstanding 4¼% Senior Notes due 2023.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the six months ended June 30, 2021:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC Revolver	1.9% - 1.9%	1.9%
TRP Revolver	1.8% - 1.9%	1.9%
Partnership's Securitization Facility	1.1% - 1.8%	1.5%

Compliance with Debt Covenants

As of June 30, 2021, we were in compliance with the covenants contained in our various debt agreements.

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

Additionally, TPL issued notices of redemption for all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”). These notes were redeemed on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

In April 2021, the Partnership issued a notice of redemption for all of the outstanding 4¼% Senior Notes due 2023 (the “4¼% Senior Notes”). The notes were redeemed on May 17, 2021 with available liquidity under the TRP Revolver. As a result of the redemption of the 4¼% Senior Notes, we recorded a loss due to debt extinguishment of $1.9 million.

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

Contractual Obligations

The following table summarizes payment obligations for debt instruments after giving effect to the debt extinguishments detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (1)	$6,635.7	$—	$170.0	$963.2	$5,502.5
Interest on debt obligations (2)	2,645.5	363.5	713.8	688.8	879.4
	$9,281.2	$363.5	$883.8	$1,652.0	$6,381.9

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing June 30, 2021 rates for floating debt.

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

Deferred revenue as of June 30, 2021 and December 31, 2020, was $166.7 million and $168.5 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Part II—Item 1. Legal Proceedings for further details on the related litigation.

Note 7 — Preferred Stock

Preferred Stock Dividends

As of June 30, 2021, we have accrued cumulative preferred dividends of $21.8 million on our Series A Preferred, which will be paid on August 13, 2021. During the three and six months ended June 30, 2021, we paid $21.8 million and $43.7 million of dividends to preferred shareholders, respectively.

Note 8 — Common Stock and Related Matters

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the six months ended June 30, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

June 30, 2021	August 16, 2021	$23.3	$22.9	$0.4	$0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000
December 31, 2020	February 16, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 9 — Partnership Units and Related Matters

Distributions

We are entitled to receive all Partnership distributions from available cash on the Partnership’s common units each quarter.

The following table details the distributions declared and paid by the Partnership for the six months ended June 30, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
June 30, 2021	August 12, 2021	$45.5	$45.5
March 31, 2021	May 12, 2021	47.0	47.0
December 31, 2020	February 11, 2021	54.3	47.6

Contributions

All capital contributions to the Partnership continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. During the six months ended June 30, 2021, we made a total of $36.0 million in contributions to the Partnership.

Note 10 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$56.2	$81.0	$202.6	$(1,656.8)
Less: Dividends on Series A Preferred Stock	21.8	22.9	43.7	45.8
Less: Deemed dividends on Series A Preferred Stock	—	9.2	—	18.2
Net income (loss) attributable to common shareholders for basic earnings per share	$34.4	$48.9	$158.9	$(1,720.8)

Weighted average shares outstanding - basic	228.6	233.1	228.5	233.1
Dilutive effect of unvested stock awards	2.7	0.7	2.4	—
Weighted average shares outstanding - diluted	231.3	233.8	230.9	233.1

Net income (loss) available per common share - basic	$0.15	$0.21	$0.70	$(7.38)
Net income (loss) available per common share - diluted	$0.15	$0.21	$0.69	$(7.38)

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested restricted stock awards	0.3	3.2	0.3	0.8
Series A Preferred Stock (1)	44.3	46.5	44.3	46.5

(1)

The Series A Preferred has no mandatory redemption date, but is redeemable at our election for a 10% premium to the liquidation preference on or prior to March 16, 2022 and for a 5% premium to the liquidation preference thereafter. If the Series A Preferred is not redeemed prior to March 16, 2028, the investors have the right to convert the Series A Preferred into TRC common stock.

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

At June 30, 2021, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2021	2022	2023	2024	2025
Natural Gas	Swaps	MMBtu/d	183,743	108,253	54,726	—	—
Natural Gas	Basis Swaps	MMBtu/d	558,929	308,356	250,000	200,000	110,041
NGL	Swaps	Bbl/d	37,448	26,780	10,825	838	—
NGL	Futures	Bbl/d	15,027	(11)	—	—	—
Condensate	Swaps	Bbl/d	5,434	3,853	2,081	56	—

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

		Fair Value as of June 30, 2021		Fair Value as of December 31, 2020
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$24.0	$(288.2)	$24.2	$(140.2)
	Long-term	—	(121.3)	5.1	(43.4)
Total derivatives designated as hedging instruments		$24.0	$(409.5)	$29.3	$(183.6)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$52.8	$(3.8)	$61.3	$(2.4)
	Long-term	6.5	(19.2)	44.2	—
Total derivatives not designated as hedging instruments		$59.3	$(23.0)	$105.5	$(2.4)
Total current position		$76.8	$(292.0)	$85.5	$(142.6)
Total long-term position		6.5	(140.5)	49.3	(43.4)
Total derivatives		$83.3	$(432.5)	$134.8	$(186.0)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
June 30, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$69.0	$(203.3)	$4.3	$10.0	$(140.0)
Counterparties without offsetting positions - assets	7.8	—	—	7.8	—
Counterparties without offsetting positions - liabilities	—	(88.7)	—	—	(88.7)
	76.8	(292.0)	4.3	17.8	(228.7)
Long Term Position
Counterparties with offsetting positions or collateral	6.5	(76.8)	—	—	(70.3)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(63.7)	—	—	(63.7)
	6.5	(140.5)	—	—	(134.0)
Total Derivatives
Counterparties with offsetting positions or collateral	75.5	(280.1)	4.3	10.0	(210.3)
Counterparties without offsetting positions - assets	7.8	—	—	7.8	—
Counterparties without offsetting positions - liabilities	—	(152.4)	—	—	(152.4)
	$83.3	$(432.5)	$4.3	$17.8	$(362.7)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2020	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$81.1	$(142.0)	$29.8	$15.7	$(46.8)
Counterparties without offsetting positions - assets	4.4	—	—	4.4	—
Counterparties without offsetting positions - liabilities	—	(0.6)	—	—	(0.6)
	85.5	(142.6)	29.8	20.1	(47.4)
Long Term Position
Counterparties with offsetting positions or collateral	37.8	(42.5)	—	14.6	(19.3)
Counterparties without offsetting positions - assets	11.5	—	—	11.5	—
Counterparties without offsetting positions - liabilities	—	(0.9)	—	—	(0.9)
	49.3	(43.4)	—	26.1	(20.2)
Total Derivatives
Counterparties with offsetting positions or collateral	118.9	(184.5)	29.8	30.3	(66.1)
Counterparties without offsetting positions - assets	15.9	—	—	15.9	—
Counterparties without offsetting positions - liabilities	—	(1.5)	—	—	(1.5)
	$134.8	$(186.0)	$29.8	$46.2	$(67.6)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($349.2) million as of June 30, 2021. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2021	2020	2021	2020
Commodity contracts	$(232.6)	$(133.0)	$(404.2)	$26.2

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2021	2020	2021	2020
Revenues	$(53.6)	$60.2	$(203.4)	$120.3

Based on valuations as of June 30, 2021, we expect to reclassify commodity hedge-related deferred losses of ($387.4) million included in accumulated other comprehensive income into earnings before income taxes through the end of 2023, with ($266.1) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and six months ended June 30, 2021, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our hedged positions.

	Location of Gain	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2021	2020	2021	2020
Commodity contracts	Revenue	$(56.6)	$8.1	$(41.6)	$107.8

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at June 30, 2021, a net liability position of ($349.2) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($475.9) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of ($222.5) million.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts	$83.3	$83.3	$—	$83.3	$—
Liabilities from commodity derivative contracts	432.5	432.5	—	431.0	1.5
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	209.0	209.0	—	—	—
TRC Revolver	—	—	—	—	—
TRP Revolver	170.0	170.0	—	170.0	—
Partnership's Senior unsecured notes	6,465.7	6,933.3	—	6,933.3	—
Partnership's Securitization Facility	360.0	360.0	—	360.0	—

	December 31, 2020
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3

Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts	$134.8	$134.8	$—	$134.8	$—
Liabilities from commodity derivative contracts	186.0	186.0	—	185.8	0.2
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	242.8	242.8	—	—	—
TRC Revolver	555.0	555.0	—	555.0	—
TRP Revolver	280.0	280.0	—	280.0	—
Partnership's Senior unsecured notes	6,585.4	7,036.8	—	7,036.8	—
Partnership's Securitization Facility	350.0	350.0	—	350.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable was immaterial. As of June 30, 2021, we had two derivative contracts categorized as Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset/(Liability)
Balance, December 31, 2020	$(0.2)
New Level 3 derivative instruments	(0.2)
Transfers out of Level 3 (1)	0.2
Unrealized gain/(loss) included in OCI	(1.3)
Balance, June 30, 2021	$(1.5)

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

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

	2021	2022	2023 and after
Fixed consideration to be recognized as of June 30, 2021	$252.6	$431.8	$2,604.4

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

We decreased our existing valuation allowance by $42.0 million from December 31, 2020. The Company recognized the decrease to the valuation allowance as an ordinary item in its estimated annual ETR. After the change in valuation allowance, we have a net deferred tax liability of $124.1 million. We will continue to evaluate the sufficiency of the valuation allowance based on current and expected earnings and other factors and adjust accordingly.

Note 16 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
Cash:
Interest paid, net of capitalized interest (1)	$182.6	$171.8
Income taxes (received) paid, net	1.0	(44.4)
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	(0.3)	(143.9)
Transfers from materials and supplies inventory to property, plant and equipment	0.4	1.8
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	(27.7)	(1.9)

(1)	Interest capitalized on major projects was $1.7 million and $22.5 million for the six months ended June 30, 2021 and 2020.

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

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$147.3	$3,014.8	$(70.5)	$—	$3,091.6
Fees from midstream services	171.8	152.5	—	—	324.3
	319.1	3,167.3	(70.5)	—	3,415.9
Intersegment revenues
Sales of commodities	1,184.7	92.6	—	(1,277.3)	—
Fees from midstream services	0.6	7.4	—	(8.0)	—
	1,185.3	100.0	—	(1,285.3)	—
Revenues	$1,504.4	$3,267.3	$(70.5)	$(1,285.3)	$3,415.9
Operating margin	$301.2	$291.4	$(70.5)	$—	$522.1
Other financial information:
Total assets (1)	$8,494.2	$6,687.2	$46.8	$183.6	$15,411.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$114.0	$14.8	$—	$(13.3)	$115.5

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended June 30, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$133.5	$1,136.3	$10.8	$—	$1,280.6
Fees from midstream services	110.0	132.9	—	—	242.9
	243.5	1,269.2	10.8	—	1,523.5
Intersegment revenues
Sales of commodities	389.2	46.1	—	(435.3)	—
Fees from midstream services	1.5	7.3	—	(8.8)	—
	390.7	53.4	—	(444.1)	—
Revenues	$634.2	$1,322.6	$10.8	$(444.1)	$1,523.5
Operating margin	$237.2	$231.5	$10.8	$—	$479.5
Other financial information:
Total assets (1)	$9,124.2	$6,697.2	$22.0	$122.0	$15,965.4
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$37.1	$127.9	$—	$4.6	$169.6

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Six Months Ended June 30, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$289.8	$6,238.6	$(69.1)	$—	$6,459.3
Fees from midstream services	291.3	298.1	—	—	589.4
	581.1	6,536.7	(69.1)	—	7,048.7
Intersegment revenues
Sales of commodities	2,154.4	175.2	—	(2,329.6)	—
Fees from midstream services	2.1	15.3	—	(17.4)	—
	2,156.5	190.5	—	(2,347.0)	—
Revenues	$2,737.6	$6,727.2	$(69.1)	$(2,347.0)	$7,048.7
Operating margin	$576.6	$640.1	$(69.1)	$—	$1,147.6
Other financial information:
Total assets (1)	$8,494.2	$6,687.2	$46.8	$183.6	$15,411.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$183.5	$25.2	$—	$(9.7)	$199.0

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Six Months Ended June 30, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$377.3	$2,555.7	$127.2	$—	$3,060.2
Fees from midstream services	228.2	284.0	—	—	512.2
	605.5	2,839.7	127.2	—	3,572.4
Intersegment revenues
Sales of commodities	832.4	102.7	—	(935.1)	—
Fees from midstream services	3.3	15.4	—	(18.7)	—
	835.7	118.1	—	(953.8)	—
Revenues	$1,441.2	$2,957.8	$127.2	$(953.8)	$3,572.4
Operating margin	$492.8	$525.5	$127.2	$—	$1,145.5
Other financial information:
Total assets (1)	$9,124.2	$6,697.2	$22.0	$122.0	$15,965.4
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$154.6	$306.3	$—	$12.9	$473.8

(1)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$613.8	$269.7	$1,455.2	$542.8
NGL	2,499.1	908.2	5,093.6	2,069.5
Condensate and crude oil	88.9	27.6	155.5	163.3
Petroleum products	—	6.8	—	56.5
	3,201.8	1,212.3	6,704.3	2,832.1
Non-customer revenue:
Derivative activities - Hedge	(53.6)	60.2	(203.4)	120.3
Derivative activities - Non-hedge (1)	(56.6)	8.1	(41.6)	107.8
	(110.2)	68.3	(245.0)	228.1
Total sales of commodities	3,091.6	1,280.6	6,459.3	3,060.2

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	168.0	107.4	284.3	223.3
NGL transportation, fractionation and services	45.6	32.9	92.8	72.8
Storage, terminaling and export	96.5	89.1	185.4	188.8
Other	14.2	13.5	26.9	27.3
Total fees from midstream services	324.3	242.9	589.4	512.2

Total revenues	$3,415.9	$1,523.5	$7,048.7	$3,572.4

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$301.2	$237.2	$576.6	$492.8
Logistics and Transportation operating margin	291.4	231.5	640.1	525.5
Other operating margin	(70.5)	10.8	(69.1)	127.2
Depreciation and amortization expense	(211.9)	(204.5)	(428.0)	(443.6)
General and administrative expense	(63.7)	(61.5)	(125.1)	(121.9)
Impairment of long-lived assets	—	—	—	(2,442.8)
Interest expense, net	(94.8)	(96.7)	(193.2)	(194.7)
Equity earnings (loss)	12.8	14.9	24.6	35.5
Gain (loss) on sale or disposition of business and assets	0.4	0.7	0.2	—
Write-down of assets	(1.1)	—	(4.7)	—
Gain (loss) from financing activities	(1.9)	21.8	(16.6)	61.1
Other, net	0.1	(0.3)	0.1	(0.8)
Income (loss) before income taxes	$162.0	$153.9	$404.9	$(1,961.7)

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

Recent Developments

COVID-19 Pandemic

The global spread of COVID-19 during 2020 and in the first half of 2021 has caused significant market volatility. There has been, and likely will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices.

We are currently experiencing no material issues with potential workforce disruptions and remain focused on safeguarding employee health and safety and ensuring safe and reliable operations in response to COVID-19 and the pace of markets reopening. Additionally, we are currently experiencing no material supply chain disruptions and our relationships with our major customers continue to be strong. However, if any of these circumstances change, our business could be adversely affected. Additionally, although significant progress has been made towards the development, distribution and administration of various COVID-19 vaccines, there is significant uncertainty around the breadth and duration of the disruptions to global markets, the pace of markets reopening and other effects related to COVID-19. As a result, we are unable to determine the extent that these events could materially impact our future financial position, operations and/or cash flows.

Impact of Winter Weather

In February 2021, the Central region of the United States experienced unprecedented cold temperatures during a major winter storm that disrupted production operations, midstream infrastructure and many other services. This extreme weather caused wide fluctuations in commodity prices, short-term disruptions to Targa’s operations across Texas, Oklahoma and Louisiana, including reduced throughput volumes coming into our systems, and adversely affected the operations and financial condition of some of our counterparties. Though certain Company facilities experienced temporary outages, all facilities have since returned to full operations without sustaining any long-term impacts or significant adverse financial impacts related to the weather event, and throughput volumes have returned to pre-storm levels. The full financial impact of the winter storm still remains uncertain as it is subject to recently proposed regulatory changes and potential customer and counterparty risk. For further discussion, see “Item 1A. Risk Factors.”

Permian Midland Processing Expansion

In November 2020, we announced the transfer of an existing cryogenic natural gas processing plant from our North Texas system (the “Longhorn Plant”), to our Permian Midland system. The plant will be relocated to and installed in Reagan County, Texas, in 2021, as a new 200 MMcf/d cryogenic natural gas processing plant (the “Heim Plant”). The Heim Plant will process natural gas production from the Permian Basin and is expected to begin operations in the third quarter of 2021.

In August 2021, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 250 MMcf/d cryogenic natural gas processing plant in the Midland Basin (the “Legacy Plant”). The Legacy Plant is expected to begin operations in the fourth quarter of 2022.

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

Additionally, Targa Pipeline Partners LP (“TPL”) issued notices of redemption for all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”). These notes were redeemed on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

In April 2021, the Partnership issued a notice of redemption for all of the outstanding 4¼% Senior Notes due 2023 (the “4¼% Notes”). The notes were redeemed on May 17, 2021 with available liquidity under the TRP Revolver. As a result of the redemption of the 4¼% Notes, we recorded a loss due to debt extinguishment of $1.9 million.

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

On April 21, 2021, we amended the Partnership’s accounts receivable securitization facility (the “Securitization Facility”) to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectations for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

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

FERC Regulatory Matters

On May 14, 2021, FERC issued a revised oil pricing index factor that used the Producer Price Index for Finished Goods plus an index level of 0.78%, resulting in a negative percent change for the index year July 1, 2021, through June 30, 2022. This means that the ceiling level for certain oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate must decrease to be equal to or less than the applicable ceiling. However, a number of our pipeline rates, including all rates on Grand Prix Pipeline LLC and Targa Gulf Coast NGL Pipeline LLC, and certain rates on Targa NGL Pipeline Company LLC had not been adjusted in a number of years, and, therefore, these pipelines increased their rates to equal the applicable new ceiling level. Certain rates on the Targa NGL Pipeline Company LLC system were reduced to equal the ceiling level. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

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

Capital Expenditures

Our capital expenditures are classified as growth capital expenditures and maintenance capital expenditures. Growth capital expenditures improve the service capability of the existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, and reduce costs or enhance revenues. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life and expenditures to remain in compliance with environmental laws and regulations.

Capital spending associated with growth and maintenance projects is closely monitored. Return on investment is analyzed before a capital project is approved, spending is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approval.

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

Distributable Cash Flow and Free Cash Flow

We define distributable cash flow as Adjusted EBITDA less distributions to TRP preferred limited partners, cash interest expense on debt obligations, cash tax (expense) benefit and maintenance capital expenditures (net of any reimbursements of project costs). The Preferred Units that were issued by the Partnership in October 2015 were redeemed in December 2020, and are no longer outstanding. We define free cash flow as distributable cash flow less growth capital expenditures, net of contributions from noncontrolling interest, and net contributions to investments in unconsolidated affiliates. Distributable cash flow and free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Operating Margin and Gross Margin
Net income (loss) attributable to TRC	$56.2	$81.0	$202.6	$(1,656.8)
Net income (loss) attributable to noncontrolling interests	99.2	96.1	180.7	13.6
Net income (loss)	155.4	177.1	383.3	(1,643.2)
Depreciation and amortization expense	211.9	204.5	428.0	443.6
General and administrative expense	63.7	61.5	125.1	121.9
Impairment of long-lived assets	—	—	—	2,442.8
Interest (income) expense, net	94.8	96.7	193.2	194.7
Equity (earnings) loss	(12.8)	(14.9)	(24.6)	(35.5)
Income tax expense (benefit)	6.6	(23.2)	21.6	(318.5)
(Gain) loss on sale or disposition of business and assets	(0.4)	(0.7)	(0.2)	—
Write-down of assets	1.1	—	4.7	—
(Gain) loss from financing activities	1.9	(21.8)	16.6	(61.1)
Other, net	(0.1)	0.3	(0.1)	0.8
Operating margin	$522.1	$479.5	$1,147.6	$1,145.5
Operating expenses	184.8	163.9	355.8	344.7
Gross margin	$706.9	$643.4	$1,503.4	$1,490.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow
Net income (loss) attributable to TRC	$56.2	$81.0	$202.6	$(1,656.8)
Income attributable to TRP preferred limited partners	—	2.8	—	5.6
Interest (income) expense, net	94.8	96.7	193.2	194.7
Income tax expense (benefit)	6.6	(23.2)	21.6	(318.5)
Depreciation and amortization expense	211.9	204.5	428.0	443.6
Impairment of long-lived assets	—	—	—	2,442.8
(Gain) loss on sale or disposition of business and assets	(0.4)	(0.7)	(0.2)	—
Write-down of assets	1.1	—	4.7	—
(Gain) loss from financing activities (1)	1.9	(21.8)	16.6	(61.1)
Equity (earnings) loss	(12.8)	(14.9)	(24.6)	(35.5)
Distributions from unconsolidated affiliates and preferred partner interests, net	26.9	27.7	60.2	53.4
Compensation on equity grants	15.0	16.1	29.9	33.1
Risk management activities	69.7	(10.4)	68.2	(125.9)
Severance and related benefits	—	6.5	—	6.5
Noncontrolling interests adjustments (2)	(10.9)	(13.1)	(24.5)	(202.6)
TRC Adjusted EBITDA	$460.0	$351.2	$975.7	$779.3
Distributions to TRP preferred limited partners	—	(2.8)	—	(5.6)
Interest expense on debt obligations (3)	(95.5)	(94.1)	(194.2)	(191.2)
Maintenance capital expenditures	(26.2)	(26.8)	(47.2)	(53.7)
Noncontrolling interests adjustments of maintenance capital expenditures	2.0	1.8	4.0	2.3
Cash taxes	(0.8)	44.4	(1.3)	44.4
Distributable Cash Flow	$339.5	$273.7	$737.0	$575.5
Growth capital expenditures, net (4)	(83.4)	(143.3)	(144.4)	(404.5)
Free Cash Flow	$256.1	$130.4	$592.6	$171.0

(1)	Gains or losses on debt repurchases or early debt extinguishments.
(2)

Noncontrolling interest portion of depreciation and amortization expense (including the effects of the impairment of long-lived assets on non-controlling interests), net of non-cash accretion of noncontrolling interests.

(3)	Excludes amortization of interest expense.
(4)	Represents growth capital expenditures, net of contributions from noncontrolling interests, and net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	(In millions)
Revenues:
Sales of commodities	$3,091.6	$1,280.6	$1,811.0	141%	$6,459.3	$3,060.2	$3,399.1	111%
Fees from midstream services	324.3	242.9	81.4	34%	589.4	512.2	77.2	15%
Total revenues	3,415.9	1,523.5	1,892.4	124%	7,048.7	3,572.4	3,476.3	97%
Product purchases and fuel (1)	2,709.0	880.1	1,828.9	208%	5,545.3	2,082.2	3,463.1	166%
Gross margin (2)	706.9	643.4	63.5	10%	1,503.4	1,490.2	13.2	1%
Operating expenses (1)	184.8	163.9	20.9	13%	355.8	344.7	11.1	3%
Operating margin (2)	522.1	479.5	42.6	9%	1,147.6	1,145.5	2.1	—
Depreciation and amortization expense	211.9	204.5	7.4	4%	428.0	443.6	(15.6)	(4%)
General and administrative expense	63.7	61.5	2.2	4%	125.1	121.9	3.2	3%
Impairment of long-lived assets	—	—	—	—	—	2,442.8	(2,442.8)	(100%)
Other operating (income) expense	0.7	0.4	0.3	NM	4.6	1.6	3.0	NM
Income (loss) from operations	245.8	213.1	32.7	15%	589.9	(1,864.4)	2,454.3	132%
Interest expense, net	(94.8)	(96.7)	1.9	2%	(193.2)	(194.7)	1.5	1%
Equity earnings (loss)	12.8	14.9	(2.1)	(14%)	24.6	35.5	(10.9)	(31%)
Gain (loss) from financing activities	(1.9)	21.8	(23.7)	(109%)	(16.6)	61.1	(77.7)	(127%)
Other, net	0.1	0.8	(0.7)	NM	0.2	0.8	(0.6)	NM
Income tax (expense) benefit	(6.6)	23.2	(29.8)	(128%)	(21.6)	318.5	(340.1)	(107%)
Net income (loss)	155.4	177.1	(21.7)	(12%)	383.3	(1,643.2)	2,026.5	123%
Less: Net income (loss) attributable to noncontrolling interests	99.2	96.1	3.1	3%	180.7	13.6	167.1	NM
Net income (loss) attributable to Targa Resources Corp.	56.2	81.0	(24.8)	(31%)	202.6	(1,656.8)	1,859.4	112%
Dividends on Series A Preferred Stock	21.8	22.9	(1.1)	(5%)	43.7	45.8	(2.1)	(5%)
Deemed dividends on Series A Preferred Stock	—	9.2	(9.2)	(100%)	—	18.2	(18.2)	(100%)
Net income (loss) attributable to common shareholders	$34.4	$48.9	$(14.5)	(30%)	$158.9	$(1,720.8)	$1,879.7	109%
Financial data:
Adjusted EBITDA (2)	$460.0	$351.2	$108.8	31%	$975.7	$779.3	$196.4	25%
Distributable cash flow (2)	339.5	273.7	65.8	24%	737.0	575.5	161.5	28%
Free cash flow (2)	256.1	130.4	125.7	96%	592.6	171.0	421.6	247%

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

NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful or material.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($1,728.1 million) and higher NGL and natural gas volumes ($269.2 million), partially offset by the unfavorable impact of hedges ($178.6 million).

The increase in fees from midstream services is primarily due to higher gathering, transportation and export volumes.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes.

The higher gross margin and operating margin in 2021 reflect both increased Gathering and Processing and Logistics and Transportation segment results, partially offset by lower results from the Company’s commodity derivative mark-to-market activity, which are reported in Other. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The increase in depreciation and amortization expense is primarily due to a full quarter of depreciation on major growth capital projects previously placed in service, including the addition of fractionation trains in Mont Belvieu, Texas and additional processing plants and associated infrastructure in the Permian Basin. The increase in depreciation and amortization expense was partially offset by the sale of assets in Channelview, Texas, in October 2020.

The decrease in equity earnings is primarily due to lower earnings from our investments in Gulf Coast Fractionators (“GCF”), partially offset by an increase from Little Missouri 4 LLC (“Little Missouri 4”).

During 2021, the Partnership redeemed the 4¼% Notes resulting in a $1.9 million net loss from financing activities. During 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, resulting in a $21.8 million net gain from financing activities.

The increase in income tax expense is primarily due to a larger release of the valuation allowance during the three months ended June 30, 2020, compared to the valuation allowance released during the three months ended June 30, 2021. Additionally, the increase is partially due to a higher Texas Margin Tax expense during the three months ended June 30, 2021, compared to a benefit for the three months ended June 30, 2020.

The decrease in dividends on Series A Preferred Stock (“Series A Preferred”) is due to the partial repurchase of our Series A Preferred in December 2020.

The decrease in deemed dividends on Series A Preferred is due to the adoption of Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which no longer requires the discount accretion related to beneficial conversion feature as a deemed dividend.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($3,585.0 million) and higher NGL volumes ($420.9 million), partially offset by lower crude marketing, petroleum products and condensate volumes ($132.1 million) and the unfavorable impact of hedges ($473.1 million).

The increase in fees from midstream services is primarily due to higher gathering, transportation and export volumes, partially offset by lower terminaling and storage fees.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL volumes, partially offset by lower crude marketing, petroleum products and condensate volumes.

The higher gross margin and operating margin in 2021 reflect both increased Gathering and Processing and Logistics and Transportation segment results, partially offset by lower results from the Company’s commodity derivative mark-to-market activity, which are reported in Other. See “—Results of Operations—By Reportable Segment” for additional information regarding changes in operating margin and gross margin on a segment basis.

The decrease in depreciation and amortization expense is primarily due to a lower depreciable base associated with assets that were impaired during the first quarter of 2020 and the sale of assets in Channelview, Texas in October 2020. The decrease in depreciation and amortization expense was partially offset by higher depreciation related to major growth capital projects placed in service, including the addition of fractionation trains in Mont Belvieu, Texas and the additional processing plants and associated infrastructure in the Permian Basin.

In 2020, we recognized a non-cash pre-tax impairment charge of $2,442.8 million, primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and full impairment of our Coastal operations.

The decrease in equity earnings is primarily due to lower earnings from our investments in GCF, partially offset by an increase from Little Missouri 4.

During 2021, the Partnership redeemed the 5⅛% Notes, the TPL Notes and the 4¼% Notes resulting in a $16.6 million net loss from financing activities. During 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, resulting in a $61.1 million net gain from financing activities.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a decrease in the valuation allowance.

The increase in net income attributable to noncontrolling interests is primarily due to impairment losses allocated to noncontrolling interest holders in the first quarter of 2020 and higher income allocated to noncontrolling interest holders in Grand Prix Pipeline LLC (“Grand Prix Joint Venture”). The increase in net income attributable to noncontrolling interests was partially offset by the impact of the redemption of the Partnership’s preferred units in December 2020.

The decrease in dividends on Series A Preferred is due to the partial repurchase of our Series A Preferred in December 2020.

The decrease in deemed dividends on Series A Preferred is due to the adoption of Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which no longer requires the discount accretion related to beneficial conversion feature as a deemed dividend.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other	Consolidated Operating Margin
Three Months Ended:	(In millions)
June 30, 2021	$301.2	$291.4	$(70.5)	$522.1
June 30, 2020	237.2	231.5	10.8	479.5

Six Months Ended:
June 30, 2021	$576.6	$640.1	$(69.1)	$1,147.6
June 30, 2020	492.8	525.5	127.2	1,145.5

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	(In millions, except operating statistics and price amounts)
Gross margin (1)	$416.3	$336.5	$79.8	24%	$797.1	$704.4	$92.7	13%
Operating expenses (1)	115.1	99.3	15.8	16%	220.5	211.6	8.9	4%
Operating margin	$301.2	$237.2	$64.0	27%	$576.6	$492.8	$83.8	17%
Operating statistics (2):
Plant natural gas inlet, MMcf/d (3),(4)
Permian Midland (5)	1,929.7	1,698.9	230.8	14%	1,794.7	1,677.0	117.7	7%
Permian Delaware	836.2	651.6	184.6	28%	787.2	689.3	97.9	14%
Total Permian	2,765.9	2,350.5	415.4		2,581.9	2,366.3	215.6

SouthTX	194.9	265.1	(70.2)	(26%)	185.7	275.7	(90.0)	(33%)
North Texas	181.4	197.8	(16.4)	(8%)	178.4	210.6	(32.2)	(15%)
SouthOK	411.4	439.8	(28.4)	(6%)	393.4	501.9	(108.5)	(22%)
WestOK	212.5	251.2	(38.7)	(15%)	207.6	271.4	(63.8)	(24%)
Total Central	1,000.2	1,153.9	(153.7)		965.1	1,259.6	(294.5)

Badlands (6)	143.4	111.6	31.8	28%	139.1	135.6	3.5	3%
Total Field	3,909.5	3,616.0	293.5		3,686.1	3,761.5	(75.4)

Coastal	616.6	713.0	(96.4)	(14%)	634.5	748.8	(114.3)	(15%)

Total	4,526.1	4,329.0	197.1	5%	4,320.6	4,510.3	(189.7)	(4%)
NGL production, MBbl/d (4)
Permian Midland (5)	279.4	245.0	34.4	14%	258.4	245.0	13.4	5%
Permian Delaware	111.7	89.6	22.1	25%	104.1	93.0	11.1	12%
Total Permian	391.1	334.6	56.5		362.5	338.0	24.5

SouthTX	25.8	28.8	(3.0)	(10%)	21.7	28.5	(6.8)	(24%)
North Texas	20.4	23.5	(3.1)	(13%)	19.8	24.9	(5.1)	(20%)
SouthOK	50.4	51.3	(0.9)	(2%)	47.1	59.0	(11.9)	(20%)
WestOK	17.0	21.0	(4.0)	(19%)	16.5	22.1	(5.6)	(25%)
Total Central	113.6	124.6	(11.0)		105.1	134.5	(29.4)

Badlands	16.2	13.9	2.3	17%	15.9	16.0	(0.1)	(1%)
Total Field	520.9	473.1	47.8		483.5	488.5	(5.0)

Coastal	35.7	43.2	(7.5)	(17%)	37.8	46.0	(8.2)	(18%)

Total	556.6	516.3	40.3	8%	521.3	534.5	(13.2)	(2%)
Crude oil, Badlands, MBbl/d	138.9	157.9	(19.0)	(12%)	137.6	167.5	(29.9)	(18%)
Crude oil, Permian, MBbl/d	36.7	40.2	(3.5)	(9%)	35.8	45.6	(9.8)	(21%)
Natural gas sales, BBtu/d (4)	2,207.5	2,048.9	158.6	8%	2,082.4	2,103.0	(20.6)	(1%)
NGL sales, MBbl/d (4)	391.9	395.0	(3.1)	(1%)	370.5	414.3	(43.8)	(11%)
Condensate sales, MBbl/d	15.2	16.1	(0.9)	(6%)	15.2	17.3	(2.1)	(12%)
Average realized prices - inclusive of hedges (7):
Natural gas, $/MMBtu	2.45	1.03	1.42	138%	2.48	0.98	1.50	153%
NGL, $/gal	0.51	0.19	0.32	168%	0.49	0.21	0.28	133%
Condensate, $/Bbl	59.06	28.13	30.93	110%	52.97	36.61	16.36	45%

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
(7)

Average realized prices include the effect of realized commodity hedge gain/loss attributable to our equity volumes. The price is calculated using total commodity sales plus the hedge gain/loss as the numerator and total sales volume as the denominator.

The following table presents the realized commodity hedge gain/loss attributable to our equity volumes that are included in the gross margin of Gathering and Processing segment:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	18.1	$(0.71)	$(12.8)	17.3	$0.53	$9.2
NGL (MMgal)	133.8	(0.18)	(24.4)	100.2	0.22	21.7
Crude oil (MBbl)	0.5	(12.69)	(6.7)	0.5	29.85	14.1
			$(43.9)			$45.0

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	36.1	$(0.72)	$(26.0)	33.1	$0.73	$24.1
NGL (MMgal)	269.6	(0.17)	(46.9)	195.7	0.20	39.2
Crude oil (MBbl)	1.1	(8.32)	(8.9)	0.9	21.24	19.7
			$(81.8)			$83.0

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The increase in gross margin was primarily due to higher realized commodity prices and higher natural gas inlet volumes resulting in increased margin in the Permian and Badlands, partially offset by lower volumes in the Central and Coastal regions. In the Permian, natural gas inlet volumes increased due to higher production and producer activity, as well as the addition of the Peregrine Plant in the second quarter of 2020 and the Gateway Plant in the third quarter of 2020. In the Badlands, natural gas inlet volumes increased due to higher producer activity. In the Central and Coastal regions, natural gas inlet volumes decreased due to lower production and continued low producer activity. Total crude oil volumes decreased in the Badlands and the Permian due to lower production.

Operating expenses were higher due to the addition of the Peregrine and Gateway plants in 2020 and increased activity levels in the Permian, which resulted in increased materials, labor costs and ad valorem taxes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The increase in gross margin was primarily due to higher realized commodity prices and higher Permian natural gas inlet volumes resulting in higher margin, partially offset by the short-term operational disruptions and impacts associated with the major winter storm during the first quarter of 2021. In the Permian, natural gas inlet volumes increased due to higher production, higher producer activity and the addition of the Peregrine and Gateway plants in 2020. In the Badlands, natural gas inlet volumes were relatively flat, while the decrease in the Central and Coastal regions was due to lower production and continued low producer activity. Total crude oil volumes decreased in the Badlands and the Permian due to lower production.

Operating expenses were higher due to the addition of the Peregrine and Gateway plants in 2020 and increased activity levels in the Permian, which resulted in increased ad valorem taxes, materials and labor costs.

Logistics and Transportation Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	(In millions, except operating statistics)
Gross margin (1)	$362.1	$297.1	$65.0	22%	$776.6	$660.7	$115.9	18%
Operating expenses (1)	70.7	65.6	5.1	8%	136.5	135.2	1.3	1%
Operating margin	$291.4	$231.5	$59.9	26%	$640.1	$525.5	$114.6	22%
Operating statistics MBbl/d (2):
Pipeline throughput (3)	391.7	256.1	135.6	53%	367.2	258.9	108.3	42%
Fractionation volumes	643.7	579.3	64.4	11%	595.0	602.3	(7.3)	(1%)
Export volumes (4)	340.6	253.8	86.8	34%	312.1	261.3	50.8	19%
NGL sales	900.0	692.6	207.4	30%	893.2	720.4	172.8	24%

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The increase in gross margin was primarily due to higher pipeline transportation and fractionation volumes, higher marketing margin and higher LPG export volumes. Pipeline transportation and fractionation volumes benefited from higher supply volumes from our Permian Gathering and Processing systems. Marketing margin increased due to greater optimization opportunities. Higher LPG export volumes benefited from the expansion of our LPG export capabilities.

Operating expenses were higher due to higher repairs and maintenance, increased system throughput expenses and higher ad valorem taxes primarily due to system expansions, partially offset by cost reduction measures and the sale of assets in Channelview, Texas, in 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The increase in gross margin was primarily due to higher pipeline transportation volumes that benefited from higher supply volumes from our Permian Gathering and Processing systems, partially offset by short-term operational disruptions and impacts associated with the major winter storm during the first quarter of 2021. Other drivers included higher marketing margin due to greater optimization opportunities and higher LPG export volumes, partially offset by lower LPG export terminaling fees.

Operating expenses were flat. Higher repairs and maintenance, increased pipeline throughput expenses and higher ad valorem taxes primarily due to system expansions, were offset by cost reduction measures and the sale of assets in Channelview, Texas, in 2020.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In millions)
Gross margin	$(70.5)	$10.8	$(81.3)	$(69.1)	$127.2	$(196.3)
Operating margin	$(70.5)	$10.8	$(81.3)	$(69.1)	$127.2	$(196.3)

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

Our Liquidity and Capital Resources

As of June 30, 2021, inclusive of our consolidated joint venture accounts, we had $209.0 million of “Cash and cash equivalents” on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

On a consolidated basis, our ability to finance our operations, including funding capital expenditures and acquisitions, meeting our indebtedness obligations, refinancing or repaying our indebtedness, meeting our collateral requirements and to pay dividends declared by our board of directors will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. For additional discussion on recent factors impacting our liquidity and capital resources, please see “Recent Developments.”

We are entitled to the entirety of distributions made by the Partnership on its equity interests. The actual amount we declare as distributions depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our board of directors deems relevant.

The Partnership’s debt agreements may restrict or prohibit the payment of distributions if the Partnership is in default or threat of default. If the Partnership cannot make distributions to us, we may be limited in our ability, or unable, to pay dividends on our common stock or Series A Preferred. In addition, so long as any of our Series A Preferred shares are outstanding, certain common stock distribution limitations exist.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of July 30, 2021, was:

	July 30, 2021
	TRC	TRP	Consolidated Total
	(In millions)
Cash on hand (1)	$25.9	$253.2	$279.1
Total availability under the TRC Revolver	670.0	—	670.0
Total availability under the TRP Revolver	—	2,200.0	2,200.0
Total availability under the Partnership's Securitization Facility	—	400.0	400.0
	695.9	2,853.2	3,549.1

Less: Outstanding borrowings under the TRC Revolver	—	—	—
Outstanding borrowings under the TRP Revolver	—	(170.0)	(170.0)
Outstanding borrowings under the Partnership's Securitization Facility	—	(400.0)	(400.0)
Outstanding letters of credit under the TRP Revolver	—	(48.8)	(48.8)
Total liquidity	$695.9	$2,234.4	$2,930.3

_________________________________

(1)	Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $200 million in commitment increases under the TRC Revolver, subject to the terms therein. The TRC Revolver matures on June 29, 2023.
•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

On April 21, 2021, we amended the Partnership’s Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectations for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. These letters of credit reflect our non-investment grade status, as assigned to us by Fitch, Moody’s and S&P. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of June 30, 2021 decreased $465.1 million compared to December 31, 2020. The decrease was primarily due to higher product purchases payable as a result of higher commodity prices, an increase in the current liability position of our derivative contracts and a reduction in NGLs inventory.

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

In 2019, we closed on the sale of a 45% interest in Targa Badlands LLC to GSO Capital Partners and Blackstone Tactical Opportunities. Targa Badlands LLC is a discrete entity and the assets and credit of Targa Badlands LLC are not available to satisfy the debts and other obligations of Targa or its other subsidiaries.

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4% Senior Notes due 2032 (the “4% Notes”), resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the February Tender Offer and subsequent redemption payment for the 5⅛% Notes, with the remainder used for repayment of borrowings under the TRP Revolver and TRC Revolver. As a result of the February Tender Offer and the subsequent redemption of the 5⅛% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Additionally, TPL issued notices of redemption for all of the outstanding TPL Notes. These notes were redeemed on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

In April 2021, the Partnership issued a notice of redemption for all of the outstanding 4¼% Notes. The notes were redeemed on May 17, 2021 with available liquidity under the TRP Revolver. As a result of the redemption of the 4¼% Notes, we recorded a loss due to debt extinguishment of $1.9 million.

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

On April 21, 2021, we amended the Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectations for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

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

Compliance with Debt Covenants

As of June 30, 2021, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Six Months Ended June 30,
2021	2020	2021 vs. 2020
(In millions)
$1,303.6	$738.9	$564.7

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

Net cash provided by operations increased in 2021 compared to 2020 primarily due to higher collections from customers, partially offset by higher payments for product purchases and fuel and hedge transactions.

Cash Flows from Investing Activities

Six Months Ended June 30,
2021	2020	2021 vs. 2020
(In millions)
$(185.9)	$(472.1)	$286.2

Cash used in investing activities decreased in 2021 compared to 2020, primarily due to lower outlays for property, plant and equipment of $417.0 million, resulting from the completion of additional fractionation trains in Mont Belvieu, Texas (collectively, “Trains 7 and 8”), the LPG export expansion, the Grand Prix Central Oklahoma extension and additional processing plants and associated infrastructure in the Permian Basin in 2020, partially offset by higher proceeds of $134.1 million from the sale of our Delaware crude system in 2020.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2021	2020
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$(802.8)	$73.5
Contributions from (distributions to) noncontrolling interests	(247.4)	(180.5)
Dividends and distributions	(92.7)	(291.3)
Other	(8.6)	(3.4)
Net cash provided by (used in) financing activities	$(1,151.5)	$(401.7)

In 2021, net cash used in financing activities is primarily due to repayments of debt, including repayment of borrowings under the TRP Revolver and TRC Revolver and the redemptions of the 5⅛% Notes, TPL Notes and 4¼% Notes, net distributions to noncontrolling interests and payments of dividends to our common and Series A Preferred shareholders, partially offset by borrowings, including the issuance of the 4% Notes.

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

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the six months ended June 30, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

June 30, 2021	August 16, 2021	$23.3	$22.9	$0.4	$0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000
December 31, 2020	February 16, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Stock Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $43.7 million were paid to holders of the Series A Preferred during the six months ended June 30, 2021. As of June 30, 2021, cash dividends accrued for our Series A Preferred were $21.8 million, which will be paid on August 13, 2021.

Capital Expenditures

The following table details cash outlays for capital projects for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Capital expenditures:
Growth (1)	$151.8	$420.1
Maintenance (2)	47.2	53.7
Gross capital expenditures	199.0	473.8
Transfers from materials and supplies inventory to property, plant and equipment	(0.4)	(1.8)
Change in capital project payables and accruals, net	0.3	143.9
Cash outlays for capital projects	$198.9	$615.9

(1)

Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $144.4 million and $404.5 million for the six months ended June 30, 2021 and 2020.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $43.2 million and $51.4 million for the six months ended June 30, 2021 and 2020.

We currently estimate that in 2021 we will invest approximately $350 to $450 million in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2021 maintenance capital expenditures, net of noncontrolling interests, will be approximately $120 million.

Total growth capital expenditures were lower for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to lower spending on growth capital investments, as a significant portion of our major projects began full service in 2020, including Trains 7 and 8, the LPG export expansion, the Grand Prix Central Oklahoma extension and additional processing plants and associated infrastructure in the Permian Basin. Total maintenance capital expenditures were lower for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to timing of maintenance projects.

Off-Balance Sheet Arrangements

As of June 30, 2021, there were $65.7 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Crude oil, NGL and natural gas prices are volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk through 2025. Market conditions may also impact our ability to enter into future commodity derivative contracts.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2021, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of June 30, 2021:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$(65.4)	$(23.9)	$(106.9)
NGLs	(232.3)	(168.2)	(296.4)
Crude oil	(51.5)	(30.4)	(72.6)
Total	$(349.2)	$(222.5)	$(475.9)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by ($110.2) million and $68.3 million during the three months ended June 30, 2021 and 2020 and ($245.0) million and $228.1 million during the six months ended June 30, 2021 and 2020, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of ($51.2) million at December 31, 2020 to a net liability position of ($349.2) million at June 30, 2021. Forward commodity prices have moved unfavorably relative to the fixed prices on our derivative contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. As of June 30, 2021, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and the Securitization Facility will also increase. As of June 30, 2021, the Partnership had $530.0 million in outstanding variable rate borrowings under the TRP Revolver and the Securitization Facility and we had no borrowings of under the TRC Revolver. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact the Partnership’s and our consolidated annual interest expense by $5.3 million based on our June 30, 2021 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $8.2 million as of June 30, 2021. The range of losses attributable to our individual counterparties as of June 30, 2021 would be between $6.4 million and $7.0 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $3.9 million and $0.1 million as of June 30, 2021 and December 31, 2020. Changes in the allowance for doubtful accounts were not material for the three and six months ended June 30, 2021.

No customer comprised 10% or greater of our consolidated revenues during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 13% and 11% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

The weather in the areas in which we operate can cause disruptions and in some cases suspension of our operations and development activities. Unseasonably wet weather, extended periods of below freezing weather, or hurricanes may cause a loss of throughput from temporary cessation of activities or lost or damaged equipment. For example, the recent winter storms in February 2021 adversely affected Targa’s operations and the operations and financial condition of some energy companies, including some of our counterparties. As a result of the winter storms, certain companies have declared force majeure under commercial agreements or have defaulted (or may default) on payment obligations. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions in the future, and not all such effects can be predicted, eliminated or insured against. Some forecasters expect that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events and could have a material adverse effect on our operations. Any unusual or prolonged severe weather or increased frequency thereof, such as freezing weather or rain, earthquakes, hurricanes, droughts, or floods in our or our customers’ areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
April 1, 2021 - April 30, 2021	121	$32.23	—	$408,499.4
May 1, 2021 - May 31, 2021	38	$37.73	—	$408,499.4
June 1, 2021 - June 30, 2021	—	$—	—	$408,499.4

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Targa Resources Corp. (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K filed May 26, 2021 (File No. 001-34991)).

3.3

Certificate of Designations of Series A Preferred Stock of Targa Resources Corp., filed with the Secretary of State of the State of Delaware on March 16, 2016 (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K/A filed March 17, 2016 (File No. 001-34991)).

3.4	Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.2 to Targa Resources Corp.’s Current Report on Form 8-K filed December 16, 2010 (File No. 001-34991)).

3.5

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

10.1

Tenth Amendment to Receivables Purchase Agreement, dated April 22, 2021, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 23, 2021 (File No. 001-34991)).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: August 5, 2021	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)