Form 10-Q
period 2021-09-30
Targa Resources Corp.
filed 2021-11-04
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 228,971,730 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$228.6	$242.8
Trade receivables, net of allowances of $3.6 million and $0.1 million at September 30, 2021 and December 31, 2020	1,291.0	862.8
Inventories	316.8	181.5
Assets from risk management activities	82.7	85.5
Other current assets	74.2	87.7
Total current assets	1,993.3	1,460.3
Property, plant and equipment, net	11,922.4	12,173.6
Intangible assets, net	1,284.2	1,382.4
Long-term assets from risk management activities	13.4	49.3
Investments in unconsolidated affiliates	674.6	714.0
Other long-term assets	84.8	96.1
Total assets	$15,972.7	$15,875.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,652.3	$833.8
Accrued liabilities	240.2	186.4
Distributions payable	71.0	115.4
Interest payable	79.9	132.6
Liabilities from risk management activities	472.3	142.6
Current debt obligations	352.6	368.6
Total current liabilities	2,868.3	1,779.4
Long-term debt	6,434.1	7,387.1
Long-term liabilities from risk management activities	151.2	43.4
Deferred income taxes, net	78.7	152.1
Other long-term liabilities	290.8	309.1
Contingencies (see Note 13)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference, (1,200,000 shares authorized, 919,300 shares issued and outstanding), net of discount (see Note 7)	749.7	301.4
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized)	0.2	0.2
Issued Outstanding
September 30, 2021 236,086,963 228,962,972
December 31, 2020 234,792,888 228,061,853
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	4,299.7	4,839.9
Retained earnings (deficit)	(1,508.7)	(1,893.5)
Accumulated other comprehensive income (loss)	(442.1)	(141.8)
Treasury stock, at cost (7,123,991 shares as of September 30, 2021 and 6,731,035 shares as of December 31, 2020)	(164.0)	(150.9)
Total Targa Resources Corp. stockholders' equity	2,185.1	2,653.9
Noncontrolling interests	3,214.8	3,249.3
Total owners' equity	5,399.9	5,903.2
Total liabilities, Series A Preferred Stock and owners' equity	$15,972.7	$15,875.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$4,118.1	$1,840.8	$10,577.3	$4,900.8
Fees from midstream services	341.6	274.3	930.9	786.7
Total revenues	4,459.7	2,115.1	11,508.2	5,687.5
Costs and expenses:
Product purchases and fuel	3,614.7	1,322.9	9,159.8	3,405.1
Operating expenses	189.4	162.2	545.3	506.8
Depreciation and amortization expense	222.8	203.7	650.9	647.3
General and administrative expense	67.3	58.6	192.4	180.6
Impairment of long-lived assets	—	—	—	2,442.8
Other operating (income) expense	(1.0)	72.2	3.4	73.8
Income (loss) from operations	366.5	295.5	956.4	(1,568.9)
Other income (expense):
Interest expense, net	(91.0)	(97.7)	(284.2)	(292.4)
Equity earnings (loss)	14.3	18.6	38.9	54.1
Gain (loss) from financing activities	—	(13.7)	(16.6)	47.4
Other, net	0.2	1.4	0.3	2.2
Income (loss) before income taxes	290.0	204.1	694.8	(1,757.6)
Income tax (expense) benefit	(2.0)	(31.9)	(23.5)	286.6
Net income (loss)	288.0	172.2	671.3	(1,471.0)
Less: Net income (loss) attributable to noncontrolling interests	105.8	102.9	286.5	116.5
Net income (loss) attributable to Targa Resources Corp.	182.2	69.3	384.8	(1,587.5)
Dividends on Series A Preferred Stock	21.8	22.9	65.5	68.8
Deemed dividends on Series A Preferred Stock	—	9.5	—	27.7
Net income (loss) attributable to common shareholders	$160.4	$36.9	$319.3	$(1,684.0)

Net income (loss) per common share - basic	$0.70	$0.16	$1.40	$(7.22)
Net income (loss) per common share - diluted	$0.66	$0.16	$1.38	$(7.22)
Weighted average shares outstanding - basic	228.8	233.4	228.6	233.2
Weighted average shares outstanding - diluted	276.4	233.8	231.6	233.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2021			2020
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$288.0			$172.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(294.7)	$71.2	(223.5)	$(128.7)	$31.7	(97.0)
Settlements reclassified to revenues	100.4	(24.6)	75.8	(19.2)	3.8	(15.4)
Other comprehensive income (loss)	(194.3)	46.6	(147.7)	(147.9)	35.5	(112.4)
Comprehensive income (loss)			140.3			59.8
Less: Comprehensive income (loss) attributable to noncontrolling interests			105.8			102.9
Comprehensive income (loss) attributable to Targa Resources Corp.			$34.5			$(43.1)

	Nine Months Ended September 30,
	2021			2020
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$671.3			$(1,471.0)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(698.9)	$167.1	(531.8)	$(102.6)	$23.5	(79.1)
Settlements reclassified to revenues	303.8	(72.3)	231.5	(139.4)	35.2	(104.2)
Other comprehensive income (loss)	(395.1)	94.8	(300.3)	(242.0)	58.7	(183.3)
Comprehensive income (loss)			371.0			(1,654.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests			286.5			116.5
Comprehensive income (loss) attributable to Targa Resources Corp.			$84.5			$(1,770.8)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2021	228,655	$0.2	$4,330.8	$(1,690.9)	$(294.4)	7,016	$(159.5)	$3,210.3	$5,396.5	$749.7
Compensation on equity grants	—	—	14.7	—	—	—	—	—	14.7	—
Distribution equivalent rights	—	—	(1.1)	—	—	—	—	—	(1.1)	—
Shares issued under compensation program	416	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(108)	—	—	—	—	108	(4.5)	—	(4.5)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.10 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(110.4)	(110.4)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.1	9.1	—
Other comprehensive income (loss)	—	—	—	—	(147.7)	—	—	—	(147.7)	—
Net income (loss)	—	—	—	182.2	—	—	—	105.8	288.0	—
Balance, September 30, 2021	228,963	$0.2	$4,299.7	$(1,508.7)	$(442.1)	7,124	$(164.0)	$3,214.8	$5,399.9	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2020	233,177	$0.2	$4,949.1	$(1,996.4)	$21.6	1,116	$(56.9)	$3,351.5	$6,269.1	$297.0
Compensation on equity grants	—	—	16.4	—	—	—	—	—	16.4	—
Distribution equivalent rights	—	—	1.9	—	—	—	—	—	1.9	—
Shares issued under compensation program	453	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(112)	—	—	—	—	112	(2.1)	—	(2.1)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(9.5)	—	—	—	—	—	(9.5)	9.5
Common stock dividends
Dividends - $0.10 per share	—	—	—	(23.3)	—	—	—	—	(23.3)	—
Dividends in excess of retained earnings	—	—	(23.3)	23.3	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(113.1)	(113.1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.7	7.7	—
Non-cash allocation to noncontrolling interests	—	—	—	—	—	—	—	27.5	27.5	—
Other comprehensive income (loss)	—	—	—	—	(112.4)	—	—	—	(112.4)	—
Net income (loss)	—	—	—	69.3	—	—	—	102.9	172.2	—
Balance, September 30, 2020	233,518	$0.2	$4,911.7	$(1,927.1)	$(90.8)	1,228	$(59.0)	$3,376.5	$6,211.5	$306.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption (see Note 3)	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	44.6	—	—	—	—	—	44.6	—
Distribution equivalent rights	—	—	(2.4)	—	—	—	—	—	(2.4)	—
Shares issued under compensation program	1,294	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(393)	—	—	—	—	393	(13.1)	—	(13.1)	—
Series A Preferred Stock dividends
Dividends - $71.25 per share	—	—	—	(65.5)	—	—	—	—	(65.5)	—
Dividends in excess of retained earnings	—	—	(65.5)	65.5	—	—	—	—	—	—
Common stock dividends
Dividends - $0.30 per share	—	—	—	(68.6)	—	—	—	—	(68.6)	—
Dividends in excess of retained earnings	—	—	(68.6)	68.6	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(334.2)	(334.2)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13.2	13.2	—
Other comprehensive income (loss)	—	—	—	—	(300.3)	—	—	—	(300.3)	—
Net income (loss)	—	—	—	384.8	—	—	—	286.5	671.3	—
Balance, September 30, 2021	228,963	$0.2	$4,299.7	$(1,508.7)	$(442.1)	7,124	$(164.0)	$3,214.8	$5,399.9	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2019	232,844	$0.2	$5,221.2	$(339.6)	$92.5	1,010	$(53.5)	$3,522.1	$8,442.9	$278.8
Compensation on equity grants	—	—	49.5	—	—	—	—	—	49.5	—
Distribution equivalent rights	—	—	(3.5)	—	—	—	—	—	(3.5)	—
Shares issued under compensation program	892	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(218)	—	—	—	—	218	(5.5)	—	(5.5)	—
Series A Preferred Stock dividends
Dividends - $71.25 per share	—	—	—	(68.8)	—	—	—	—	(68.8)	—
Dividends in excess of retained earnings	—	—	(68.8)	68.8	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(27.7)	—	—	—	—	—	(27.7)	27.7
Common stock dividends
Dividends - $1.11 per share	—	—	—	(259.0)	—	—	—	—	(259.0)	—
Dividends in excess of retained earnings	—	—	(259.0)	259.0	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(322.9)	(322.9)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	33.3	33.3	—
Non-cash allocation to noncontrolling interests	—	—	—	—	—	—	—	27.5	27.5	—
Other comprehensive income (loss)	—	—	—	—	(183.3)	—	—	—	(183.3)	—
Net income (loss)	—	—	—	(1,587.5)	—	—	—	116.5	(1,471.0)	—
Balance, September 30, 2020	233,518	$0.2	$4,911.7	$(1,927.1)	$(90.8)	1,228	$(59.0)	$3,376.5	$6,211.5	$306.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$671.3	$(1,471.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	7.8	8.5
Compensation on equity grants	44.6	49.5
Depreciation and amortization expense	650.9	647.3
Impairment of long-lived assets	—	2,442.8
Accretion of asset retirement obligations	3.0	2.6
Deferred income tax expense (benefit)	21.5	(269.8)
Equity (earnings) loss of unconsolidated affiliates	(38.9)	(54.1)
Distributions of earnings received from unconsolidated affiliates	64.5	65.5
Risk management activities	55.6	(214.2)
(Gain) loss on sale or disposition of business and assets	(1.7)	58.0
Write-downs of assets	5.0	13.5
(Gain) loss from financing activities	16.6	(47.4)
Changes in operating assets and liabilities:
Receivables and other assets	(359.8)	168.7
Inventories	(128.0)	(115.8)
Accounts payable, accrued liabilities and other liabilities	839.1	(158.0)
Interest payable	(52.7)	(30.4)
Net cash provided by operating activities	1,798.8	1,095.7
Cash flows from investing activities
Outlays for property, plant and equipment	(321.6)	(803.1)
Proceeds from sale of business and assets	7.9	135.9
Investments in unconsolidated affiliates	(0.6)	(2.2)
Return of capital from unconsolidated affiliates	14.5	10.7
Other, net	0.2	4.7
Net cash used in investing activities	(299.6)	(654.0)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	620.0	1,460.0
Repayments of credit facilities	(1,455.0)	(1,360.0)
Proceeds from borrowings under accounts receivable securitization facility	570.0	476.4
Repayments of accounts receivable securitization facility	(580.0)	(596.4)
Proceeds from issuance of senior notes	1,000.0	1,000.0
Redemption of senior notes	(1,132.0)	(831.0)
Principal payments of finance leases	(9.4)	(9.3)
Costs incurred in connection with financing arrangements	(9.6)	(9.6)
Repurchase of shares and units under compensation plans	(13.1)	(5.5)
Contributions from noncontrolling interests	13.2	33.3
Distributions to noncontrolling interests	(377.3)	(310.6)
Distributions to Partnership unitholders	—	(8.4)
Dividends paid to common and Series A Preferred shareholders	(140.2)	(336.7)
Net cash provided by (used in) financing activities	(1,513.4)	(497.8)
Net change in cash and cash equivalents	(14.2)	(56.1)
Cash and cash equivalents, beginning of period	242.8	331.1
Cash and cash equivalents, end of period	$228.6	$275.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Corp. (“TRC”) is a publicly traded Delaware corporation formed in October 2005. Our common stock is listed on the New York Stock Exchange under the symbol “TRGP.” We own, operate, acquire, and develop a diversified portfolio of complementary domestic midstream infrastructure assets.

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

•	the inclusion of Series A Preferred Stock (“Series A Preferred”); and
•	the impacts of TRC’s treatment as a corporation for U.S. federal income tax purposes.

Our Operations

The Company is primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling, and purchasing and selling crude oil.

See Note 17 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel within our Consolidated Statements of Operations to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business. For the three and nine months ended September 30, 2021, we reclassified $14.3 million and $49.2 million in fuel and power costs, respectively. For the three and nine months ended September 30, 2020, we reclassified $19.7 million and $58.3 million in fuel and power costs, respectively.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2021.

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

Note 4 — Property, Plant and Equipment and Intangible Assets

	September 30, 2021	December 31, 2020	Estimated Useful Lives (In Years)
Gathering systems	$9,279.7	$9,216.1	5 to 20
Processing and fractionation facilities	6,365.1	6,276.8	5 to 25
Terminaling and storage facilities	1,313.5	1,555.1	5 to 25
Transportation assets	2,628.4	2,567.7	10 to 50
Other property, plant and equipment	355.3	32.4	3 to 50
Land	160.8	160.8	—
Construction in progress	263.1	324.3	—
Finance lease right-of-use assets	55.2	51.8
Property, plant and equipment	20,421.1	20,185.0
Accumulated depreciation, amortization and impairment	(8,498.7)	(8,011.4)
Property, plant and equipment, net	$11,922.4	$12,173.6

Intangible assets	2,643.5	2,643.5	10 to 20
Accumulated amortization and impairment	(1,359.3)	(1,261.1)
Intangible assets, net	$1,284.2	$1,382.4

During the three and nine months ended September 30, 2021, depreciation expense was $190.2 million and $552.7 million, respectively. During the three and nine months ended September 30, 2020, depreciation expense was $168.5 million and $538.5 million, respectively.

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

While commodity prices remain volatile and uncertainties associated with the impacts of COVID-19 continue, production from wells that were previously shut-in during the first half of 2020 across our operating areas has largely resumed. There were no indicators of impairment identified during the remainder of 2020 or first nine months of 2021.

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

The changes in our intangible assets are as follows:

September 30, 2021
Balance at December 31, 2020	$1,382.4
Amortization	(98.2)
Balance at September 30, 2021	$1,284.2

Note 5 — Debt Obligations

	September 30, 2021	December 31, 2020
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due April 2022 (2)	$340.0	$350.0
TPL notes, 4¾% fixed rate, due November 2021 (3)	—	6.5
	340.0	356.5
Finance lease liabilities	12.6	12.1
Current debt obligations	352.6	368.6

Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due June 2023 (4)	—	555.0
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due June 2023 (5)	—	280.0
Senior unsecured notes:
4¼% fixed rate, due November 2023 (6)	—	583.9
5⅛% fixed rate, due February 2025	—	481.0
5⅞% fixed rate, due April 2026	963.2	963.2
5⅜% fixed rate, due February 2027	468.1	468.1
6½% fixed rate, due July 2027	705.2	705.2
5% fixed rate, due January 2028	700.3	700.3
6⅞% fixed rate, due January 2029	679.3	679.3
5½% fixed rate, due March 2030	949.6	949.6
4⅞% fixed rate, due February 2031	1,000.0	1,000.0
4% fixed rate, due January 2032	1,000.0	—
TPL notes, 5⅞% fixed rate, due August 2023 (3)	—	48.1
Unamortized premium	—	0.2
	6,465.7	7,413.9
Debt issuance costs, net of amortization	(46.3)	(45.5)
Finance lease liabilities	14.7	18.7
Long-term debt	6,434.1	7,387.1
Total debt obligations	$6,786.7	$7,755.7
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (4)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (5)	48.8	44.4
	$48.8	$44.4

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)

As of September 30, 2021, the Partnership had $340.0 million of qualifying receivables under its $400.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in $60.0 million availability. During the second quarter of 2021, the Partnership amended the Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectation for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

(3)	“TPL” refers to Targa Pipeline Partners LP.
(4)	As of September 30, 2021, availability under TRC’s $670.0 million senior secured revolving credit facility (“TRC Revolver”) was $670.0 million.
(5)	As of September 30, 2021, availability under the Partnership’s $2.2 billion senior secured revolving credit facility (“TRP Revolver”) was $2,151.2 million.
(6)	On May 17, 2021, the Partnership redeemed all of the remaining outstanding 4¼% Senior Notes due 2023.

The following table shows the range of interest rates and weighted average interest rate incurred on variable-rate debt obligations during the nine months ended September 30, 2021:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRC Revolver	1.9% - 1.9%	1.9%
TRP Revolver	1.6% - 1.9%	1.8%
Partnership's Securitization Facility	1.1% - 1.8%	1.3%

Compliance with Debt Covenants

As of September 30, 2021, we were in compliance with the covenants contained in our various debt agreements.

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

Additionally, TPL redeemed all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”) on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

The Partnership redeemed all of the outstanding 4¼% Senior Notes due 2023 (the “4¼% Senior Notes”) on May 17, 2021 with available liquidity under the TRP Revolver. As a result of the redemption of the 4¼% Senior Notes, we recorded a loss due to debt extinguishment of $1.9 million.

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

Contractual Obligations

The following table summarizes payment obligations for debt instruments after giving effect to the debt extinguishments detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (1)	$6,465.7	$—	$—	$963.2	$5,502.5
Interest on debt obligations (2)	2,547.3	359.4	707.3	674.6	806.0
	$9,013.0	$359.4	$707.3	$1,637.8	$6,308.5

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing September 30, 2021 rates for floating debt.

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

Deferred revenue as of September 30, 2021 and December 31, 2020, was $165.8 million and $168.5 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Part II—Item 1. Legal Proceedings for further details on the related litigation.

Note 7 — Preferred Stock

Preferred Stock Dividends

As of September 30, 2021, we have accrued cumulative preferred dividends of $21.8 million on our Series A Preferred, which will be paid on November 12, 2021. During the three and nine months ended September 30, 2021, we paid $21.8 million and $65.5 million of dividends to preferred shareholders, respectively.

Preferred Stock Redemptions or Repurchases

We may redeem all or a portion of our Series A Preferred in the future pursuant to its terms or repurchase Series A Preferred shares in privately negotiated transactions. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Note 8 — Common Stock and Related Matters

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the nine months ended September 30, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2021	November 15, 2021	$23.3	$22.9	$0.4	$0.10000
June 30, 2021	August 16, 2021	23.3	22.9	0.4	0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000
December 31, 2020	February 16, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 9 — Partnership Units and Related Matters

Distributions

We are entitled to receive all Partnership distributions from available cash on the Partnership’s common units each quarter.

The following table details the distributions declared and paid by the Partnership for the nine months ended September 30, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
September 30, 2021	November 11, 2021	$45.6	$45.6
June 30, 2021	August 12, 2021	45.5	45.5
March 31, 2021	May 12, 2021	47.0	47.0
December 31, 2020	February 11, 2021	54.3	47.6

Contributions

All capital contributions to the Partnership continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. During the nine months ended September 30, 2021, we made a total of $46.0 million in contributions to the Partnership.

Note 10 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$182.2	$69.3	$384.8	$(1,587.5)
Less: Dividends on Series A Preferred Stock	21.8	22.9	65.5	68.8
Less: Deemed dividends on Series A Preferred Stock	—	9.5	—	27.7
Net income (loss) attributable to common shareholders for basic earnings per share	$160.4	$36.9	$319.3	$(1,684.0)

Weighted average shares outstanding - basic	228.8	233.4	228.6	233.2
Dilutive effect of unvested stock awards	3.3	0.4	3.0	—
Dilutive effect of Series A Preferred Stock (1)	44.3	—	—	—
Weighted average shares outstanding - diluted	276.4	233.8	231.6	233.2

Net income (loss) available per common share - basic	$0.70	$0.16	$1.40	$(7.22)
Net income (loss) available per common share - diluted	$0.66	$0.16	$1.38	$(7.22)

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted stock awards	—	2.8	0.3	2.5
Series A Preferred Stock (1)	—	46.5	44.3	46.5

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

At September 30, 2021, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2021	2022	2023	2024	2025
Natural Gas	Swaps	MMBtu/d	188,998	131,613	59,250	16,421	7,479
Natural Gas	Basis Swaps	MMBtu/d	483,779	308,740	250,000	225,000	110,041
NGL	Swaps	Bbl/d	39,568	29,424	12,557	2,186	—
NGL	Futures	Bbl/d	45,315	740	—	—	—
Condensate	Swaps	Bbl/d	5,029	3,853	2,155	265	—

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

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of September 30, 2021		Fair Value as of December 31, 2020
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$36.1	$(464.3)	$24.2	$(140.2)
	Long-term	0.2	(148.3)	5.1	(43.4)
Total derivatives designated as hedging instruments		$36.3	$(612.6)	$29.3	$(183.6)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$46.6	$(8.0)	$61.3	$(2.4)
	Long-term	13.2	(2.9)	44.2	—
Total derivatives not designated as hedging instruments		$59.8	$(10.9)	$105.5	$(2.4)
Total current position		$82.7	$(472.3)	$85.5	$(142.6)
Total long-term position		13.4	(151.2)	49.3	(43.4)
Total derivatives		$96.1	$(623.5)	$134.8	$(186.0)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$75.9	$(338.2)	$27.0	$10.9	$(246.2)
Counterparties without offsetting positions - assets	6.8	—	—	6.8	—
Counterparties without offsetting positions - liabilities	—	(134.1)	—	—	(134.1)
	82.7	(472.3)	27.0	17.7	(380.3)
Long Term Position
Counterparties with offsetting positions or collateral	13.4	(106.9)	—	3.4	(96.9)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(44.3)	—	—	(44.3)
	13.4	(151.2)	—	3.4	(141.2)
Total Derivatives
Counterparties with offsetting positions or collateral	89.3	(445.1)	27.0	14.3	(343.1)
Counterparties without offsetting positions - assets	6.8	—	—	6.8	—
Counterparties without offsetting positions - liabilities	—	(178.4)	—	—	(178.4)
	$96.1	$(623.5)	$27.0	$21.1	$(521.5)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2020	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$81.1	$(142.0)	$29.8	$15.7	$(46.8)
Counterparties without offsetting positions - assets	4.4	—	—	4.4	—
Counterparties without offsetting positions - liabilities	—	(0.6)	—	—	(0.6)
	85.5	(142.6)	29.8	20.1	(47.4)
Long Term Position
Counterparties with offsetting positions or collateral	37.8	(42.5)	—	14.6	(19.3)
Counterparties without offsetting positions - assets	11.5	—	—	11.5	—
Counterparties without offsetting positions - liabilities	—	(0.9)	—	—	(0.9)
	49.3	(43.4)	—	26.1	(20.2)
Total Derivatives
Counterparties with offsetting positions or collateral	118.9	(184.5)	29.8	30.3	(66.1)
Counterparties without offsetting positions - assets	15.9	—	—	15.9	—
Counterparties without offsetting positions - liabilities	—	(1.5)	—	—	(1.5)
	$134.8	$(186.0)	$29.8	$46.2	$(67.6)

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($527.4) million as of September 30, 2021. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2021	2020	2021	2020
Commodity contracts	$(294.7)	$(128.7)	$(698.9)	$(102.6)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2021	2020	2021	2020
Revenues	$(100.4)	$19.2	$(303.8)	$139.4

Based on valuations as of September 30, 2021, we expect to reclassify commodity hedge-related deferred losses of ($581.7) million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2025, with ($433.7) million of losses to be reclassified over the next twelve months.

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

For the three months ended September 30, 2021, the unrealized mark-to-market gains are primarily attributable to favorable movements in natural gas forward prices, as compared to our positions. For the nine months ended September 30, 2021, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2021	2020	2021	2020
Commodity contracts	Revenue	$16.7	$90.0	$(24.8)	$197.9

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2021, a net liability position of ($527.4) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($676.5) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of ($378.3) million.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts	$96.1	$96.1	$—	$96.1	$—
Liabilities from commodity derivative contracts	623.5	623.5	—	623.4	0.1
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	228.6	228.6	—	—	—
TRC Revolver	—	—	—	—	—
TRP Revolver	—	—	—	—	—
Partnership's Senior unsecured notes	6,465.7	6,909.8	—	6,909.8	—
Partnership's Securitization Facility	340.0	340.0	—	340.0	—

	December 31, 2020
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts	$134.8	$134.8	$—	$134.8	$—
Liabilities from commodity derivative contracts	186.0	186.0	—	185.8	0.2
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	242.8	242.8	—	—	—
TRC Revolver	555.0	555.0	—	555.0	—
TRP Revolver	280.0	280.0	—	280.0	—
Partnership's Senior unsecured notes	6,585.4	7,036.8	—	7,036.8	—
Partnership's Securitization Facility	350.0	350.0	—	350.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. The change in the fair value of Level 3 derivatives associated with a 10% change in the forward basis curve where prices are not observable was immaterial. As of September 30, 2021, we had one derivative contract categorized as Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset (Liability)
Balance, December 31, 2020	$(0.2)
New Level 3 derivative instruments	—
Transfers out of Level 3 (1)	0.2
Unrealized gain (loss) included in OCI	(0.1)
Balance, September 30, 2021	$(0.1)

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

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

	2021	2022	2023 and after
Fixed consideration to be recognized as of September 30, 2021	$125.9	$450.5	$2,612.3

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 17 – Segment Information.

Note 15 — Income Taxes

The Company records income taxes using an estimated annual effective tax rate and recognizes specific events discretely as they occur. We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized.

As of September 30, 2021, our valuation allowance was $105.4 million, a decrease of $88.8 million from December 31, 2020. After the change in valuation allowance, we have a net deferred tax liability of $78.7 million.

As we begin achieving sustained profitability, increased consideration will be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets and may result in a change to our valuation allowance in the next twelve months. We will continue to evaluate the valuation allowance based on current and expected earnings and other factors and adjust accordingly.

Note 16 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
Cash:
Interest paid, net of capitalized interest (1)	$327.8	$315.9
Income taxes (received) paid, net	1.2	(44.4)
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	(7.5)	(194.7)
Transfers from materials and supplies inventory to property, plant and equipment	2.4	1.9
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	(43.1)	3.9

(1)	Interest capitalized on major projects was $2.7 million and $31.1 million for the nine months ended September 30, 2021 and 2020.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$156.2	$3,948.4	$13.5	$—	$4,118.1
Fees from midstream services	205.3	136.3	—	—	341.6
	361.5	4,084.7	13.5	—	4,459.7
Intersegment revenues
Sales of commodities	1,786.0	108.3	—	(1,894.3)	—
Fees from midstream services	0.6	11.5	—	(12.1)	—
	1,786.6	119.8	—	(1,906.4)	—
Revenues	$2,148.1	$4,204.5	$13.5	$(1,906.4)	$4,459.7
Operating margin (1)	$361.4	$280.7	$13.5	$—	$655.6
Other financial information:
Total assets (2)	$8,560.6	$7,180.5	$42.3	$189.3	$15,972.7
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$98.0	$16.8	$—	$2.7	$117.5

(1)	Operating margin is calculated by subtracting Product purchases and fuel from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended September 30, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$135.7	$1,616.5	$88.6	$—	$1,840.8
Fees from midstream services	126.2	148.1	—	—	274.3
	261.9	1,764.6	88.6	—	2,115.1
Intersegment revenues
Sales of commodities	611.9	37.4	—	(649.3)	—
Fees from midstream services	1.7	8.5	—	(10.2)	—
	613.6	45.9	—	(659.5)	—
Revenues	$875.5	$1,810.5	$88.6	$(659.5)	$2,115.1
Operating margin (1)	$261.0	$280.4	$88.6	$—	$630.0
Other financial information:
Total assets (2)	$8,929.4	$6,841.2	$78.2	$203.3	$16,052.1
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$63.6	$69.0	$—	$4.0	$136.6

(1)	Operating margin is calculated by subtracting Product purchases and fuel from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Nine Months Ended September 30, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$446.2	$10,186.7	$(55.6)	$—	$10,577.3
Fees from midstream services	496.7	434.2	—	—	930.9
	942.9	10,620.9	(55.6)	—	11,508.2
Intersegment revenues
Sales of commodities	3,940.4	283.5	—	(4,223.9)	—
Fees from midstream services	2.8	27.0	—	(29.8)	—
	3,943.2	310.5	—	(4,253.7)	—
Revenues	$4,886.1	$10,931.4	$(55.6)	$(4,253.7)	$11,508.2
Operating margin (1)	$938.2	$920.5	$(55.6)	$—	$1,803.1
Other financial information:
Total assets (2)	$8,560.6	$7,180.5	$42.3	$189.3	$15,972.7
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$265.4	$42.0	$—	$9.1	$316.5

(1)	Operating margin is calculated by subtracting Product purchases and fuel from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Nine Months Ended September 30, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$512.9	$4,172.0	$215.9	$—	$4,900.8
Fees from midstream services	354.5	432.2	—	—	786.7
	867.4	4,604.2	215.9	—	5,687.5
Intersegment revenues
Sales of commodities	1,444.3	140.1	—	(1,584.4)	—
Fees from midstream services	4.9	23.8	—	(28.7)	—
	1,449.2	163.9	—	(1,613.1)	—
Revenues	$2,316.6	$4,768.1	$215.9	$(1,613.1)	$5,687.5
Operating margin (1)	$753.7	$806.0	$215.9	$—	$1,775.6
Other financial information:
Total assets (2)	$8,929.4	$6,841.2	$78.2	$203.3	$16,052.1
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$218.0	$375.5	$—	$16.8	$610.3

(1)	Operating margin is calculated by subtracting Product purchases and fuel from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$916.1	$351.1	$2,371.3	$893.9
NGL	3,185.0	1,312.9	8,278.4	3,382.0
Condensate and crude oil	100.7	54.4	256.2	217.8
Petroleum products	—	13.2	—	69.8
	4,201.8	1,731.6	10,905.9	4,563.5
Non-customer revenue:
Derivative activities - Hedge	(100.4)	19.2	(303.8)	139.4
Derivative activities - Non-hedge (1)	16.7	90.0	(24.8)	197.9
	(83.7)	109.2	(328.6)	337.3
Total sales of commodities	4,118.1	1,840.8	10,577.3	4,900.8

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	201.3	123.7	485.7	347.1
NGL transportation, fractionation and services	45.8	43.8	138.5	116.7
Storage, terminaling and export	87.7	96.6	273.1	285.5
Other	6.8	10.2	33.6	37.4
Total fees from midstream services	341.6	274.3	930.9	786.7

Total revenues	$4,459.7	$2,115.1	$11,508.2	$5,687.5

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment operating margin to income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$361.4	$261.0	$938.2	$753.7
Logistics and Transportation operating margin	280.7	280.4	920.5	806.0
Other operating margin	13.5	88.6	(55.6)	215.9
Depreciation and amortization expense	(222.8)	(203.7)	(650.9)	(647.3)
General and administrative expense	(67.3)	(58.6)	(192.4)	(180.6)
Impairment of long-lived assets	—	—	—	(2,442.8)
Interest expense, net	(91.0)	(97.7)	(284.2)	(292.4)
Equity earnings (loss)	14.3	18.6	38.9	54.1
Gain (loss) on sale or disposition of business and assets	1.5	(58.0)	1.7	(58.0)
Write-down of assets	(0.5)	(13.5)	(5.0)	(13.5)
Gain (loss) from financing activities	—	(13.7)	(16.6)	47.4
Other, net	0.2	0.7	0.2	(0.1)
Income (loss) before income taxes	$290.0	$204.1	$694.8	$(1,757.6)

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

Our Operations

We are engaged primarily in the business of:

•	gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling, and purchasing and selling crude oil.

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

Recent Developments

Permian Midland Processing Expansion

In November 2020, we announced the transfer of an existing cryogenic natural gas processing plant from our North Texas system (the “Longhorn Plant”), to our Permian Midland system. The plant was relocated to and installed in Reagan County, Texas, in 2021, as a new 200 MMcf/d cryogenic natural gas processing plant (the “Heim Plant”). The Heim Plant, which commenced operations in the third quarter of 2021, processes natural gas production from the Permian Basin.

In August 2021, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 250 MMcf/d cryogenic natural gas processing plant in the Midland Basin (the “Legacy Plant”). The Legacy Plant is expected to begin operations in the fourth quarter of 2022.

In November 2021, we announced that we were ordering long-lead items for our next potential gas plant in Permian Midland to meet the future infrastructure needs of our producers given our expectation for increasing production beyond the Legacy Plant.

Capital Allocation

In November 2021, we announced an update to our capital allocation strategy, including that for the fourth quarter of 2021, we intend to recommend to our board of directors an increase to our common dividend to $0.35 per common share or $1.40 per common share annualized. The initial recommended common dividend per share increase is expected to be effective for the fourth quarter of 2021 and payable in February 2022. We expect to continue to simplify our capital structure through repurchase of our interests in our development company joint ventures from investment vehicles affiliated with Stonepeak Infrastructure Partners for approximately $925 million in January 2022 and the redemption of outstanding shares of our Series A Preferred Stock (“Series A Preferred”) over time, once the redemption price steps down in March 2022, while continuing to invest in accretive growth opportunities across our core integrated strategy. We also may opportunistically repurchase common stock under our existing $500 million authorized share repurchase program (the “Share Repurchase Program”).

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

Additionally, Targa Pipeline Partners LP (“TPL”) redeemed all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”) on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

The Partnership redeemed all of the outstanding 4¼% Senior Notes due 2023 (the “4¼% Notes”) on May 17, 2021 with available liquidity under the TRP Revolver. As a result of the redemption of the 4¼% Notes, we recorded a loss due to debt extinguishment of $1.9 million.

We or the Partnership may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Additionally, we may redeem all or a portion of our Series A Preferred in the future pursuant to its terms or repurchase Series A Preferred shares in privately negotiated transactions. Such repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

COVID-19 Pandemic

The global spread of COVID-19 during 2020 and 2021 has caused significant commodity market volatility. We are currently experiencing no material issues with potential workforce, supply chain or customer relationship disruptions. Although significant progress has been made towards the development, distribution and administration of various COVID-19 vaccines, there continues to be significant uncertainty about the disruptions and other effects related to COVID-19. As a result, we are unable to determine the extent that these events could materially impact our future financial position, operations and/or cash flows.

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

FERC Regulatory Matters

On December 17, 2020, FERC issued an Order Establishing Index Level establishing an index level of the Producer Price Index for Finished Goods plus 0.78% for the five-year period commencing July 1, 2021, and ending June 30, 2026 (“December 2020 Order”). On May 14, 2021, FERC published a revised oil pricing index factor utilizing the oil pricing index factor established in the December 2020 Order, resulting in a negative percent change for the index year July 1, 2021, through June 30, 2022. This means that the ceiling level for certain oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate must decrease to be equal to or less than the applicable ceiling. However, a number of our pipeline rates, including all rates on Grand Prix Pipeline LLC (“Grand Prix Joint Venture”) and Targa Gulf Coast NGL Pipeline LLC, and certain rates on Targa NGL Pipeline Company LLC had not been adjusted in a number of years, and, therefore, these pipelines increased their rates to equal the applicable new ceiling level. Certain rates on the Targa NGL Pipeline Company LLC system were reduced to equal the ceiling level. However, requests for rehearing of the December 2020 Order were filed with FERC, and those requests remain pending, with rehearing granted for purposes of extending the time FERC has to review these requests. FERC’s final application of its indexing rate methodology for the next five-year term of index rates will be determined based on the outcome of these requests for rehearing, and any changes to FERC’s index level may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

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

Management uses a variety of financial measures and operational measurements to analyze our performance. These include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses, (3) capital expenditures and (4) the following non-GAAP measures: adjusted gross margin, adjusted operating margin, adjusted EBITDA, distributable cash flow and adjusted free cash flow.

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

In addition, we seek to increase adjusted operating margin by limiting volume losses, reducing fuel consumption and by increasing efficiency. With our gathering systems’ extensive use of remote monitoring capabilities, we monitor the volumes received at the wellhead or central delivery points along our gathering systems, the volume of natural gas received at our processing plant inlets and the volumes of NGLs and residue natural gas recovered by our processing plants. We also monitor the volumes of NGLs received, stored, fractionated and delivered across our logistics assets. This information is tracked through our processing plants and Downstream Business facilities to determine customer settlements for sales and volume related fees for service and helps us increase efficiency and reduce fuel consumption.

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

Non-GAAP Measures

We utilize non-GAAP measures to analyze our performance. Adjusted gross margin, adjusted operating margin, adjusted EBITDA, distributable cash flow, and adjusted free cash flow are non-GAAP measures. The GAAP measure most directly comparable to these non-GAAP measures are gross margin, income (loss) from operations and net income (loss) attributable to TRC. These non-GAAP measures should not be considered as an alternative to the comparable GAAP measures and have important limitations as analytical tools. Investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because our non-GAAP measures exclude some, but not all, items that affect net income, and are defined differently by different companies within our industry, our definitions may not be comparable with similarly titled measures of other companies, thereby diminishing their utility. Management compensates for the limitations of our non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into our decision-making processes.

Adjusted Gross Margin

We define adjusted gross margin as revenues less product purchases and fuel. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program.

Gathering and Processing segment adjusted gross margin consists primarily of:

•	service fees related to natural gas and crude oil gathering, treating and processing; and
•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer payments, natural gas and crude oil purchases, and our equity volume hedge settlements.

Logistics and Transportation segment adjusted gross margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, fuel, third-party transportation costs and the net inventory change.

The adjusted gross margin impacts of mark-to-market hedge unrealized changes in fair value are reported in Other.

Adjusted Operating Margin

We define adjusted operating margin as adjusted gross margin less operating expenses. Adjusted operating margin is an important performance measure of the core profitability of our operations. Adjusted gross margin and adjusted operating margin provide useful information to investors because they are used as supplemental financial measures by management and by external users of our financial statements, including investors and commercial banks, to assess:

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

Management reviews business segment adjusted gross margin and operating margin monthly as a core internal management process. We believe that investors benefit from having access to the same financial measures that management uses in evaluating our operating results.

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

Distributable Cash Flow and Adjusted Free Cash Flow

We define distributable cash flow as adjusted EBITDA less distributions to TRP preferred limited partners, cash interest expense on debt obligations, cash tax (expense) benefit and maintenance capital expenditures (net of any reimbursements of project costs). The Preferred Units that were issued by the Partnership in October 2015 were redeemed in December 2020, and are no longer outstanding. We define adjusted free cash flow as distributable cash flow less growth capital expenditures, net of contributions from noncontrolling interest and net contributions to investments in unconsolidated affiliates. Distributable cash flow and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Income (Loss) from Operations to Adjusted Operating Margin
Income (loss) from operations	$366.5	$295.5	$956.4	$(1,568.9)
Depreciation and amortization expense	222.8	203.7	650.9	647.3
General and administrative expense	67.3	58.6	192.4	180.6
Impairment of long-lived assets	—	—	—	2,442.8
(Gain) loss on sale or disposition of business and assets	(1.5)	58.0	(1.7)	58.0
Write-down of assets	0.5	13.5	5.0	13.5
Other, net	—	0.7	0.1	2.3
Adjusted operating margin	$655.6	$630.0	$1,803.1	$1,775.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross Margin	$622.2	$588.5	$1,697.5	$1,635.1
Depreciation and amortization expense	222.8	203.7	650.9	647.3
Adjusted gross margin	$845.0	$792.2	$2,348.4	$2,282.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Reconciliation of Net Income (Loss) attributable to TRC to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to TRC	$182.2	$69.3	$384.8	$(1,587.5)
Income attributable to TRP preferred limited partners	—	2.8	—	8.4
Interest (income) expense, net	91.0	97.7	284.2	292.4
Income tax expense (benefit)	2.0	31.9	23.5	(286.6)
Depreciation and amortization expense	222.8	203.7	650.9	647.3
Impairment of long-lived assets	—	—	—	2,442.8
(Gain) loss on sale or disposition of business and assets	(1.5)	58.0	(1.7)	58.0
Write-down of assets	0.5	13.5	5.0	13.5
(Gain) loss from financing activities (1)	—	13.7	16.6	(47.4)
Equity (earnings) loss	(14.3)	(18.6)	(38.9)	(54.1)
Distributions from unconsolidated affiliates and preferred partner interests, net	28.2	28.2	88.4	81.6
Compensation on equity grants	14.7	16.4	44.6	49.5
Risk management activities	(12.6)	(88.3)	55.6	(214.2)
Severance and related benefits	—	—	—	6.5
Noncontrolling interests adjustments (2)	(7.1)	(9.2)	(31.6)	(211.7)
TRC Adjusted EBITDA	$505.9	$419.1	$1,481.4	$1,198.5
Distributions to TRP preferred limited partners	—	(2.8)	—	(8.4)
Interest expense on debt obligations (3)	(91.6)	(98.2)	(285.8)	(289.5)
Maintenance capital expenditures	(31.1)	(27.3)	(78.4)	(67.7)
Noncontrolling interests adjustments of maintenance capital expenditures	1.5	3.9	5.5	1.6
Cash taxes	(0.8)	—	(2.0)	44.4
Distributable Cash Flow	$383.9	$294.7	$1,120.7	$878.9
Growth capital expenditures, net (4)	(86.7)	(105.4)	(227.9)	(518.5)
Adjusted Free Cash Flow	$297.2	$189.3	$892.8	$360.4

(1)	Gains or losses on debt repurchases or early debt extinguishments.
(2)

Noncontrolling interest portion of depreciation and amortization expense (including the effects of the impairment of long-lived assets on non-controlling interests), net of non-cash accretion of noncontrolling interests.

(3)	Excludes amortization of interest expense.
(4)	Represents growth capital expenditures, net of contributions from noncontrolling interests and net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	(In millions)
Revenues:
Sales of commodities	$4,118.1	$1,840.8	$2,277.3	124%	$10,577.3	$4,900.8	$5,676.5	116%
Fees from midstream services	341.6	274.3	67.3	25%	930.9	786.7	144.2	18%
Total revenues	4,459.7	2,115.1	2,344.6	111%	11,508.2	5,687.5	5,820.7	102%
Product purchases and fuel (1)	3,614.7	1,322.9	2,291.8	173%	9,159.8	3,405.1	5,754.7	169%
Operating expenses (1)	189.4	162.2	27.2	17%	545.3	506.8	38.5	8%
Depreciation and amortization expense	222.8	203.7	19.1	9%	650.9	647.3	3.6	1%
General and administrative expense	67.3	58.6	8.7	15%	192.4	180.6	11.8	7%
Impairment of long-lived assets	—	—	—	—	—	2,442.8	(2,442.8)	(100%)
Other operating (income) expense	(1.0)	72.2	(73.2)	(101%)	3.4	73.8	(70.4)	(95%)
Income (loss) from operations	366.5	295.5	71.0	24%	956.4	(1,568.9)	2,525.3	161%
Interest expense, net	(91.0)	(97.7)	6.7	7%	(284.2)	(292.4)	8.2	3%
Equity earnings (loss)	14.3	18.6	(4.3)	(23%)	38.9	54.1	(15.2)	(28%)
Gain (loss) from financing activities	—	(13.7)	13.7	100%	(16.6)	47.4	(64.0)	(135%)
Other, net	0.2	1.4	(1.2)	NM	0.3	2.2	(1.9)	NM
Income tax (expense) benefit	(2.0)	(31.9)	29.9	94%	(23.5)	286.6	(310.1)	(108%)
Net income (loss)	288.0	172.2	115.8	67%	671.3	(1,471.0)	2,142.3	146%
Less: Net income (loss) attributable to noncontrolling interests	105.8	102.9	2.9	3%	286.5	116.5	170.0	146%
Net income (loss) attributable to Targa Resources Corp.	182.2	69.3	112.9	163%	384.8	(1,587.5)	1,972.3	124%
Dividends on Series A Preferred Stock	21.8	22.9	(1.1)	(5%)	65.5	68.8	(3.3)	(5%)
Deemed dividends on Series A Preferred Stock	—	9.5	(9.5)	(100%)	—	27.7	(27.7)	(100%)
Net income (loss) attributable to common shareholders	$160.4	$36.9	$123.5	NM	$319.3	$(1,684.0)	$2,003.3	119%
Financial data:
Adjusted EBITDA (2)	$505.9	$419.1	$86.8	21%	$1,481.4	$1,198.5	$282.9	24%
Distributable cash flow (2)	383.9	294.7	89.2	30%	1,120.7	878.9	241.8	28%
Adjusted free cash flow (2)	297.2	189.3	107.9	57%	892.8	360.4	532.4	148%

(1)

Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business.

(2)

Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful or material.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($2,259.0 million) and higher NGL and natural gas volumes ($226.6 million), partially offset by the unfavorable impact of hedges ($192.8 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, partially offset by lower terminaling and storage fees.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes.

Operating expenses were higher due to increased labor costs and higher repairs and maintenance primarily due to increased activity levels and system expansions.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

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

The increase in general and administrative expense is primarily due to higher compensation and benefits and an increase in insurance costs.

Other operating (income) expense in 2020 consisted primarily of a loss associated with the reduction in the carrying value of our assets in Channelview, Texas in connection with the October 2020 Sale and write-down of certain assets to their recoverable amounts.

The decrease in interest expense, net is primarily due to lower net borrowings, partially offset by lower capitalized interest resulting from lower growth capital investments.

During the third quarter of 2020, the Partnership redeemed the 6¾% Senior Notes due 2024, resulting in a $13.7 million net loss from financing activities.

The decrease in income tax expense is primarily due to a larger release of the valuation allowance in 2021 compared to 2020.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($5,840.0 million) and higher NGL and natural gas volumes ($650.5 million), partially offset by lower petroleum products, crude marketing and condensate volumes ($148.0 million) and the unfavorable impact of hedges ($666.0 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, partially offset by lower terminaling and storage fees.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes, partially offset by lower petroleum products, crude marketing and condensate volumes.

Operating expenses were higher due to increased labor costs, higher repairs and maintenance and higher ad valorem taxes primarily due to increased activity levels and system expansions.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in general and administrative expense is primarily due to higher compensation and benefits and an increase in insurance costs, partially offset by a decrease in professional fees.

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

The decrease in interest expense, net is primarily due to lower net borrowings, partially offset by lower capitalized interest resulting from lower growth capital investments.

The decrease in equity earnings is primarily due to lower earnings from our investments in Gulf Coast Fractionators and Cayenne Pipeline LLC, partially offset by an increase from Little Missouri 4 LLC (“Little Missouri 4”).

During 2021, the Partnership redeemed the 5⅛% Notes, the TPL Notes and the 4¼% Notes resulting in a $16.6 million net loss from financing activities. During 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, resulting in a $47.4 million net gain from financing activities.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a decrease in the valuation allowance.

The increase in net income attributable to noncontrolling interests is primarily due to impairment losses allocated to noncontrolling interest holders in the first quarter of 2020 and higher income allocated to noncontrolling interest holders in Grand Prix Joint Venture. The increase in net income attributable to noncontrolling interests was partially offset by the impact of the redemption of the Partnership’s preferred units in December 2020.

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

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other	Total
	(In millions)
Three Months Ended:
September 30, 2021	$361.4	$280.7	$13.5	$655.6
September 30, 2020	261.0	280.4	88.6	630.0

Nine Months Ended:
September 30, 2021	$938.2	$920.5	$(55.6)	$1,803.1
September 30, 2020	753.7	806.0	215.9	1,775.6

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	(In millions, except operating statistics and price amounts)
Operating margin	$361.4	$261.0	$100.4	38%	$938.2	$753.7	$184.5	24%
Operating expenses (1)	122.8	102.1	20.7	20%	343.1	313.6	29.5	9%
Adjusted gross margin (1)	$484.2	$363.1	$121.1	33%	$1,281.3	$1,067.3	$214.0	20%
Operating statistics (2):
Plant natural gas inlet, MMcf/d (3),(4)
Permian Midland (5)	2,109.2	1,811.5	297.7	16%	1,900.7	1,722.1	178.6	10%
Permian Delaware	842.7	758.1	84.6	11%	805.9	712.4	93.5	13%
Total Permian	2,951.9	2,569.6	382.3		2,706.6	2,434.5	272.1

SouthTX	180.5	233.6	(53.1)	(23%)	184.0	261.5	(77.5)	(30%)
North Texas	180.7	197.8	(17.1)	(9%)	179.2	206.3	(27.1)	(13%)
SouthOK	420.6	386.9	33.7	9%	402.6	463.3	(60.7)	(13%)
WestOK	219.4	233.6	(14.2)	(6%)	211.6	258.7	(47.1)	(18%)
Total Central	1,001.2	1,051.9	(50.7)		977.4	1,189.8	(212.4)

Badlands (6)	135.2	137.0	(1.8)	(1%)	137.8	136.1	1.7	1%
Total Field	4,088.3	3,758.5	329.8		3,821.8	3,760.4	61.4

Coastal	527.1	522.8	4.3	1%	598.3	672.9	(74.6)	(11%)

Total	4,615.4	4,281.3	334.1	8%	4,420.1	4,433.3	(13.2)	—
NGL production, MBbl/d (4)
Permian Midland (5)	307.3	253.0	54.3	21%	274.8	247.6	27.2	11%
Permian Delaware	119.8	105.3	14.5	14%	109.3	97.1	12.2	13%
Total Permian	427.1	358.3	68.8		384.1	344.7	39.4

SouthTX	24.2	29.2	(5.0)	(17%)	22.6	28.7	(6.1)	(21%)
North Texas	21.0	23.7	(2.7)	(11%)	20.2	24.5	(4.3)	(18%)
SouthOK	52.1	45.9	6.2	14%	48.8	54.6	(5.8)	(11%)
WestOK	15.7	19.3	(3.6)	(19%)	16.2	21.2	(5.0)	(24%)
Total Central	113.0	118.1	(5.1)		107.8	129.0	(21.2)

Badlands	16.2	17.0	(0.8)	(5%)	16.0	16.3	(0.3)	(2%)
Total Field	556.3	493.4	62.9		507.9	490.0	17.9

Coastal	28.0	32.5	(4.5)	(14%)	34.5	41.5	(7.0)	(17%)

Total	584.3	525.9	58.4	11%	542.4	531.5	10.9	2%
Crude oil, Badlands, MBbl/d	140.8	146.4	(5.6)	(4%)	138.7	160.4	(21.7)	(14%)
Crude oil, Permian, MBbl/d	34.1	44.6	(10.5)	(24%)	35.3	45.3	(10.0)	(22%)
Natural gas sales, BBtu/d (4)	2,319.9	2,032.3	287.6	14%	2,162.5	2,079.3	83.2	4%
NGL sales, MBbl/d (4)	412.6	389.5	23.1	6%	384.7	406.0	(21.3)	(5%)
Condensate sales, MBbl/d	15.4	13.6	1.8	13%	15.3	16.1	(0.8)	(5%)
Average realized prices - inclusive of hedges (7):
Natural gas, $/MMBtu	3.51	1.34	2.17	162%	2.85	1.10	1.75	159%
NGL, $/gal	0.69	0.29	0.40	138%	0.56	0.24	0.32	133%
Condensate, $/Bbl	64.41	43.49	20.92	48%	56.86	38.56	18.30	47%

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted gross margin of the Gathering and Processing segment:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	20.5	$(1.52)	$(31.2)	17.5	$0.20	$3.5
NGL (MMgal)	150.4	(0.35)	(52.4)	126.4	0.08	10.5
Crude oil (MBbl)	0.5	(18.80)	(9.4)	0.5	16.75	8.0
			$(93.0)			$22.0

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	56.6	$(1.01)	$(57.2)	50.6	$0.55	$27.7
NGL (MMgal)	420.0	(0.24)	(99.3)	322.1	0.15	49.7
Crude oil (MBbl)	1.6	(11.38)	(18.2)	1.4	19.72	27.7
			$(174.7)			$105.1

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The increase in adjusted gross margin was due to higher realized commodity prices and higher natural gas inlet volumes resulting in increased margin primarily in the Permian, partially offset by lower volumes in the Central region. In the Permian, natural gas inlet volumes increased due to higher production and producer activity, as well as the addition of the Gateway and Heim plants during the third quarters of 2020 and 2021, respectively. In the Badlands and Coastal regions, natural gas inlet volumes were relatively flat, while in the Central region the decrease was due to lower production and continued low producer activity. Total crude oil volumes decreased in the Badlands and the Permian due to lower production.

Operating expenses were higher due to increased activity levels in the Permian and the addition of the Gateway and Heim plants in the third quarters of 2020 and 2021, respectively, which resulted in increased labor costs, materials and chemicals.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The increase in adjusted gross margin was due to higher realized commodity prices and higher natural gas inlet volumes resulting in higher margin primarily in the Permian, partially offset by the short-term operational disruptions and impacts associated with the major winter storm during the first quarter of 2021. In the Permian, natural gas inlet volumes increased due to higher production, higher producer activity, the addition of the Peregrine and Gateway plants in 2020 and the Heim Plant in the third quarter of 2021. In the Badlands, natural gas inlet volumes were relatively flat, while the decrease in the Central and Coastal regions was due to continued low producer activity. Total crude oil volumes decreased in the Badlands and the Permian due to lower production.

Operating expenses were higher due to increased activity levels in the Permian, the addition of the Peregrine and Gateway plants in 2020 and the Heim Plant in the third quarter of 2021, which resulted in increased labor costs and materials.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
(In millions, except operating statistics and price amounts)
Operating margin	$280.7	$280.4	$0.3	—	$920.5	$806.0	$114.5	14%
Operating expenses (1)	67.3	61.7	5.6	9%	204.1	196.8	7.3	4%
Adjusted gross margin (1)	$348.0	$342.1	$5.9	2%	$1,124.6	$1,002.8	$121.8	12%
Operating statistics MBbl/d (2):
Pipeline throughput (3)	416.5	300.9	115.6	38%	383.8	273.0	110.8	41%
Fractionation volumes	662.0	589.5	72.5	12%	617.5	598.0	19.5	3%
Export volumes (4)	293.2	308.5	(15.3)	(5%)	305.7	277.2	28.5	10%
NGL sales	857.3	724.1	133.2	18%	881.1	721.6	159.5	22%

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The increase in adjusted gross margin was primarily due to higher pipeline transportation and fractionation volumes, partially offset by lower LPG export volumes and lower marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems. LPG export volumes were lower due to reduced short-term loading capacity as a result of repairs and maintenance that were completed in the third quarter of 2021. Marketing margin decreased due to fewer optimization opportunities.

Operating expenses were higher due to higher repairs and maintenance, increased system throughput expenses and higher ad valorem taxes primarily due to system expansions, partially offset by cost reduction measures and the sale of assets in Channelview, Texas, in 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The increase in adjusted gross margin was primarily due to higher pipeline transportation and fractionation volumes that benefited from higher supply volumes from our Permian Gathering and Processing systems, partially offset by short-term operational disruptions and impacts associated with the major winter storm during the first quarter of 2021. Other drivers included higher marketing margin due to greater optimization opportunities and higher LPG export volumes, partially offset by lower LPG export terminal fees.

Operating expenses were higher due to higher repairs and maintenance, increased system throughput expenses and higher ad valorem taxes primarily due to system expansions, partially offset by cost reduction measures and the sale of assets in Channelview, Texas, in 2020.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(In millions)
Operating margin	$13.5	$88.6	$(75.1)	$(55.6)	$215.9	$(271.5)
Gross margin	$13.5	$88.6	$(75.1)	$(55.6)	$215.9	$(271.5)

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

Our Liquidity and Capital Resources

As of September 30, 2021, inclusive of our consolidated joint venture accounts, we had $228.6 million of “Cash and cash equivalents” on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

The Partnership’s debt agreements may restrict or prohibit the payment of distributions if the Partnership is in default or threat of default. If the Partnership cannot make distributions to us, we may be limited in our ability, or unable, to pay dividends on our common stock or Series A Preferred shares. In addition, so long as any of our Series A Preferred shares are outstanding, certain common stock distribution limitations exist.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of October 29, 2021, was:

	October 29, 2021
	TRC	TRP	Consolidated Total
	(In millions)
Cash on hand (1)	$26.4	$280.7	$307.1
Total availability under the TRC Revolver	670.0	—	670.0
Total availability under the TRP Revolver	—	2,200.0	2,200.0
Total availability under the Partnership's Securitization Facility	—	400.0	400.0
	696.4	2,880.7	3,577.1

Less: Outstanding borrowings under the TRC Revolver	—	—	—
Outstanding borrowings under the TRP Revolver	—	—	—
Outstanding borrowings under the Partnership's Securitization Facility	—	(400.0)	(400.0)
Outstanding letters of credit under the TRP Revolver	—	(48.8)	(48.8)
Total liquidity	$696.4	$2,431.9	$3,128.3

_________________________________

(1)	Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include:

•	Our right to request an additional $200 million in commitment increases under the TRC Revolver, subject to the terms therein. The TRC Revolver matures on June 29, 2023.
•	Our right to request an additional $500 million in commitment increases under the TRP Revolver, subject to the terms therein. The TRP Revolver matures on June 29, 2023.

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

Working capital as of September 30, 2021 decreased $555.9 million compared to December 31, 2020. The decrease was primarily due to higher product purchases payable as a result of higher commodity prices and an increase in the current liability position of our derivative contracts, partially offset by higher receivables resulting from higher commodity prices and an increase in NGLs inventory.

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

Additionally, TPL redeemed all of the outstanding TPL Notes on February 22, 2021 with available liquidity under the TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

The Partnership redeemed all of the outstanding 4¼% Notes on May 17, 2021 with available liquidity under the TRP Revolver. As a result of the redemption of the 4¼% Notes, we recorded a loss due to debt extinguishment of $1.9 million.

We or the Partnership may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Additionally, we may redeem all or a portion of our Series A Preferred shares in the future pursuant to its terms or repurchase Series A Preferred shares in privately negotiated transactions. Such repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Compliance with Debt Covenants

As of September 30, 2021, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Nine Months Ended September 30,
2021	2020	2021 vs. 2020
(In millions)
$1,798.8	$1,095.7	$703.1

The primary drivers of cash flows from operating activities are (i) the collection of cash from customers from the sale of NGLs and natural gas, as well as fees for processing, gathering, export, fractionation, terminaling, storage and transportation, (ii) the payment of amounts related to the purchase of NGLs, natural gas and crude oil (iii) changes in payables and accruals related to major growth capital projects; and (iv) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

Net cash provided by operations increased in 2021 compared to 2020 primarily due to higher collections from customers, partially offset by higher payments for product purchases and fuel and hedge transactions.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2021	2020	2021 vs. 2020
(In millions)
$(299.6)	$(654.0)	$354.4

Cash used in investing activities decreased in 2021 compared to 2020, primarily due to lower outlays for property, plant and equipment of $481.5 million, resulting from the completion of additional fractionation trains in Mont Belvieu, Texas (collectively, “Trains 7 and 8”), the LPG export expansion, the Grand Prix Central Oklahoma extension, and the Gateway and Peregrine plants and additional processing plants and associated infrastructure in the Permian Basin in 2020, partially offset by higher proceeds from the sale of business and assets of $128.0 million including from the sale of our Delaware crude system in 2020.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$(996.0)	$130.1
Contributions from (distributions to) noncontrolling interests	(364.1)	(277.3)
Dividends and distributions	(140.2)	(345.1)
Other	(13.1)	(5.5)
Net cash provided by (used in) financing activities	$(1,513.4)	$(497.8)

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

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the nine months ended September 30, 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2021	November 15, 2021	$23.3	$22.9	$0.4	$0.10000
June 30, 2021	August 16, 2021	23.3	22.9	0.4	0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000
December 31, 2020	February 16, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Stock Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $65.5 million were paid to holders of the Series A Preferred during the nine months ended September 30, 2021. As of September 30, 2021, cash dividends accrued for our Series A Preferred were $21.8 million, which will be paid on November 12, 2021.

Capital Expenditures

The following table details cash outlays for capital projects for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Capital expenditures:
Growth (1)	$238.1	$542.6
Maintenance (2)	78.4	67.7
Gross capital expenditures	316.5	610.3
Transfers from materials and supplies inventory to property, plant and equipment	(2.4)	(1.9)
Change in capital project payables and accruals, net	7.5	194.7
Cash outlays for capital projects	$321.6	$803.1

(1)

Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $227.9 million and $518.5 million for the nine months ended September 30, 2021 and 2020.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $72.9 million and $66.1 million for the nine months ended September 30, 2021 and 2020.

We currently estimate that in 2021 we will invest approximately $350 to $450 million in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2021 maintenance capital expenditures, net of noncontrolling interests, will be approximately $120 million.

Total growth capital expenditures were lower for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to lower spending on growth capital investments, as a significant portion of our major projects began full service in 2020, including Trains 7 and 8, the LPG export expansion, the Grand Prix Central Oklahoma extension, and the Gateway and Peregrine plants and additional processing plants and associated infrastructure in the Permian Basin. Total maintenance capital expenditures were higher for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to timing of maintenance projects.

Off-Balance Sheet Arrangements

As of September 30, 2021, there were $65.7 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2021, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2021:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$(140.3)	$(93.7)	$(186.9)
NGLs	(334.8)	(251.2)	(418.4)
Crude oil	(52.3)	(33.4)	(71.2)
Total	$(527.4)	$(378.3)	$(676.5)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by ($83.7) million and $109.2 million during the three months ended September 30, 2021 and 2020 and ($328.6) million and $337.3 million during the nine months ended September 30, 2021 and 2020, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of ($51.2) million at December 31, 2020 to a net liability position of ($527.4) million at September 30, 2021. Forward commodity prices have moved unfavorably relative to the fixed prices on our derivative contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRC Revolver, the TRP Revolver and the Securitization Facility. As of September 30, 2021, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRC Revolver, the TRP Revolver and the Securitization Facility will also increase. As of September 30, 2021, the Partnership had $340.0 million in outstanding variable rate borrowings under the Securitization Facility and we had no borrowings under the TRP Revolver and TRC Revolver. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact the Partnership’s and our consolidated annual interest expense by $3.4 million based on our September 30, 2021 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $9.1 million as of September 30, 2021. The range of losses attributable to our individual counterparties as of September 30, 2021 would be between $9.4 million and $10.8 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $3.6 million and $0.1 million as of September 30, 2021 and December 31, 2020. Changes in the allowance for doubtful accounts were not material for the three and nine months ended September 30, 2021.

No customer comprised 10% or greater of our consolidated revenues during the three and nine months ended September 30, 2021. No customer comprised 10% or greater of our consolidated revenues during the three months ended September 30, 2020. During the nine months ended September 30, 2020, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 10% of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
July 1, 2021 - July 31, 2021	273	$42.11	—	$408,499.4
August 1, 2021 - August 31, 2021	107,719	$42.13	—	$408,499.4
September 1, 2021 - September 30, 2021	—	$—	—	$408,499.4

(1)	Represents shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)

In the fourth quarter of 2020, our board of directors approved the Share Repurchase Program for the repurchase of up to $500 million of our outstanding common stock. We may discontinue the Share Repurchase Program at any time and are not obligated to repurchase any specific dollar amount or number of shares.

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

10.1*

Supplemental Indenture dated September 17, 2021 to Indenture dated October 6, 2016 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.2*

Supplemental Indenture dated September 17, 2021 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.3*

Supplemental Indenture dated September 17, 2021 to Indenture dated April 12, 2018 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.4*

Supplemental Indenture dated September 17, 2021 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

Number	Description

10.5*

Supplemental Indenture dated September 17, 2021 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.6*

Supplemental Indenture dated September 17, 2021 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.7*

Supplemental Indenture dated September 17, 2021 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 4, 2021	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)