Form 10-K
period 2021-12-31
Targa Resources Corp.
filed 2022-02-24
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $10,012.0 million on June 30, 2021, based on $44.45 per share, the closing price of the common stock as reported on the New York Stock Exchange (NYSE) on such date.

As of February 18, 2022, there were 228,783,477 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As generally used in the energy industry and in this Annual Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
LIBOR	London Interbank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
SCOOP SOFR	South Central Oklahoma Oil Province Secured Overnight Financing Rate
STACK	Sooner Trend, Anadarko, Canadian and Kingfisher
VLGC	Very large gas carrier

PART I

Item 1. Business.

The following section of this Form 10-K generally refers to business developments during the year ended December 31, 2021. Discussion of prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The map below highlights our more significant assets as of December 31, 2021:

North Dakota
Badlands
Kansas
WestOK
Oklahoma
New Mexico
SouthOK
Arkansas
North Texas
Permian Delaware
Permian Midland
Louisiana
Texas
Mont Belvieu
Coastal
Houston
Galena Park
SouthTX
Natural Gas Gathering Pipeline
Grand Prix NGL Pipeline
NGL Pipeline
Gulf Coast Express Pipeline
G&P Asset Region
Gas Plants
Fractionators
LPG Export Facility
Crude Terminal & Gathering
Headquarters

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

In August 2021, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy plant”). The Legacy plant is expected to begin operations in the fourth quarter of 2022.

In February 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy II plant”). The Legacy II plant is expected to begin operations in the second quarter of 2023.

Permian Delaware Processing Expansion

In February 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Midway plant”). The Midway plant is expected to begin operations in the third quarter of 2023. In conjunction with the commencement of operations of the Midway plant, we expect to idle the Sand Hills plant.

Capital Allocation

In January 2022, we declared an increase to our common dividend to $0.35 per common share or $1.40 per common share annualized effective for the fourth quarter of 2021 and payable in February 2022.

In January 2022, we closed on the repurchase of our interests in our development company joint ventures (“DevCo JVs”) from investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) for approximately $925 million (the “DevCo JV Repurchase”). Following the repurchase, we own a 75% interest in Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”), a 100% interest in our Train 6 fractionator in Mont Belvieu, Texas and owned a 25% equity interest in Gulf Coast Express Pipeline (“GCX”).

In February 2022, we announced that we executed agreements to sell Targa GCX Pipeline LLC (“GCX DevCo JV”), which held our 25% equity interest in GCX for approximately $857 million (the “GCX Sale”). We expect to receive the full proceeds from the sale in the second quarter of 2022 following a customary call right period in favor of the other members of GCX.

In the fourth quarter of 2021, we repurchased 756,478 shares of our common stock at a weighted average price of $52.81 for a total net cost of approximately $40 million. There was approximately $369 million remaining under our $500 million common share repurchase program as of December 31, 2021.

Financing Activities

In February 2022, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto (the “New TRC Revolver”). The New TRC Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion and matures on February 17, 2027. In connection with our entry into the New TRC Revolver, we terminated our senior secured revolving credit facility (the “Existing TRC Revolver”) and the Partnership’s senior secured revolving credit facility (the “Existing TRP Revolver”). For a full discussion of the New TRC Revolver and its terms, see Note 8 – Debt Obligations in our Consolidated Financial Statements beginning on page F-1 in this Form 10-K.

COVID-19 Pandemic

The global spread of COVID-19 during 2020 and 2021 caused significant commodity market volatility. Nonetheless, we are currently experiencing no material issues with potential workforce, supply chain or customer relationship disruptions. Although significant progress has been made towards the development, distribution and administration of various COVID-19 vaccines, there continues to be significant uncertainty about the disruptions and other effects related to COVID-19. As a result, we are unable to determine the extent that these events could materially impact our future financial position, operations and/or cash flows. For further discussion, see “Item 1A. Risk Factors.”

Impact of Winter Weather

In February 2021, the Central region of the United States experienced unprecedented cold temperatures during a major winter storm that disrupted production operations, midstream infrastructure and many other services. This extreme weather caused wide fluctuations in commodity prices, short-term disruptions to our operations across Texas, New Mexico, Oklahoma and Louisiana, including reduced throughput volumes coming into our systems, and adversely affected the operations and financial condition of some of our counterparties. Though certain of our facilities experienced temporary outages, all facilities have since returned to full operation without sustaining any long-term impacts or significant adverse financial impacts related to the weather event, and throughput volumes have returned to pre-storm levels. The full financial impact of the winter storm still remains uncertain as it is subject to recently proposed regulatory changes and potential customer and counterparty risk. For further discussion, see “Item 1A. Risk Factors.”

Corporation Tax Matters

The Internal Revenue Service (“IRS”) notified us on April 3, 2019, that it would examine Targa’s federal income tax returns (Form 1120) for 2014, 2015 and 2016. The IRS completed their examination without proposing any adjustments, and the Joint Committee on Taxation approved the IRS’ findings without any exception. The Joint Committee on Taxation sent Targa a closing letter dated February 23, 2021. The closing letter effectively ends the IRS’ audit of Targa’s federal income tax returns for these years.

Additionally, in January 2022, the IRS notified us that it will examine Targa’s net operating loss (“NOL”) carryback previously claimed under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 and provided corporate taxpayers an expanded five-year NOL carryback period for losses generated in tax years 2018 through 2020. We received a cash refund of approximately $44 million related to the CARES Act provisions in 2020. We are cooperating with the IRS in the audit process and do not anticipate material changes in prior year taxable income.

Organization Structure

The diagram below shows our corporate structure as of February 18, 2022:

(1)	Common shares outstanding as of February 18, 2022.

Growth Drivers, Competitive Strengths and Strategies

We believe that our near-term growth will be driven by organic projects being placed into service and third-party acquisitions, as well as the level of producer activity in the basins where our gathering and processing infrastructure is located and the level of demand for services provided by our logistics and transportation assets.

While we believe that we are well positioned to execute our business strategies based on our growth drivers, competitive strengths and strategies outlined below, our business involves numerous risks and uncertainties which may prevent us from executing our strategies. These risks include the adverse impact of changes in natural gas, NGL and condensate/crude oil prices, the supply of, or demand for, these commodities, and our inability to access sufficient additional supplies to replace natural declines in production. For a more complete description of the risks associated with an investment in us, see “Item 1A. Risk Factors.”

Comprehensive package of midstream services

We provide a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather, process, treat, purchase and sell and transport wellhead gas to meet pipeline standards; extract, transport and fractionate NGLs for sale into petrochemical, industrial, commercial and export markets; and gather and/or purchase and sell crude oil. We believe that our ability to offer these integrated services provides us with an advantage in competing for new supplies because we can provide substantially all of the services that producers, marketers and others require for moving natural gas, NGLs and crude oil from wellhead to market on a cost-effective basis. Additionally, we believe that the significant investment we have made to construct and acquire assets in key strategic positions and the expertise we have in operating such assets make us well-positioned to remain a leading provider of integrated services in the midstream sector.

Our transportation assets further enhance our position to offer an integrated midstream service across the NGL and natural gas value chain by linking supply to key markets. Grand Prix connects many of our gathering and processing positions, including the very active Permian Basin, with our Downstream facilities in Mont Belvieu, Texas, a major U.S. NGL market hub. Additionally, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third-party customers.

Strategically located and leading infrastructure positions

We believe our assets are not easily replicated, are located in many attractive and active areas of exploration and production activity and are near key markets and logistics centers. Our gathering and processing infrastructure is located in attractive oil and gas producing basins and is well positioned within each of those basins. Activity in the shale resource plays underlying our gathering assets is driven by the economics of oil, condensate, gas and NGL production from the particular reservoirs in each play impacting the volumes of natural gas and crude oil available to us for gathering, processing and/or purchase and sale on our systems. Producers continue to focus drilling activity on their most attractive acreage, especially in the Permian Basin where we have a large, well-positioned and interconnected footprint, benefiting from rig activity in and around our systems.

As drilling in these areas continues, the supply of NGLs requiring transportation to market hubs and fractionation is expected to continue to grow. Continued demand for transportation, fractionation and export capacity is expected to lead to increased demand for other related fee-based services provided by our logistics and transportation assets as well as provide other growth opportunities. The connectivity of our gathering and processing and Downstream operations provided by Grand Prix further allows us to capture these growth opportunities. Additionally, we are one of the largest fractionators of NGLs along the Gulf Coast. Our fractionation assets are primarily located in key NGL market centers and are near and connected to key consumers of NGL products, including the petrochemical and industrial markets. Our logistics assets, including fractionation facilities, storage wells, our low ethane propane de-ethanizer, and our Galena Park Marine Terminal and related pipeline systems and interconnects, include connections to a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, interconnection and takeaway pipelines and other transportation infrastructure. The location and interconnectivity of these assets are not easily replicated, and we have additional capability to expand their capacity.

High quality and efficient assets

Our gathering and processing systems and logistics and transportation assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurement systems (essentially all electronic and electronically linked to a central data-base) and operations and maintenance management systems to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient and reliable operation of our facilities. We will continue to pursue new contracts, cost efficiencies and operating improvements of our assets. In the past, such improvements have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $130 million per year over the last three years. We believe that our assets are well-maintained, and we are focused on continuing to operate both our existing and new assets in a prudent, safe and cost-effective manner.

Financial flexibility

We have historically maintained sufficient liquidity and have funded our growth investments with a mix of cash flow from operations, equity, debt, asset sales and joint ventures over time in order to manage our leverage ratio. Disciplined management of liquidity, leverage and commodity price volatility allow us to be flexible in our long-term growth strategy, as well as allocating our free cash flow after dividends in a manner that strengthens our credit profile and progresses our long-term goal of achieving investment grade ratings.

Experienced and long-term focused management team

Our current executive management team possesses breadth and depth of experience working in the midstream energy business. Certain members of our executive management team have managed our businesses prior to acquisition by Targa or joined shortly thereafter. Other officers and key employees have significant experience in the industry, including extensive experience in operating our current assets and developing, permitting and constructing new assets.

Attractive cash flow characteristics, with large diverse business mix with favorable contracts and increasing fee-based business

We believe that our strategy, combined with our high-quality asset portfolio, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. We provide our services under attractive contract terms, predominantly fee-based, to a diverse mix of customers across our areas of operation. Our Gathering and Processing segment contract mix has increasing components of fee-based margin driven by: (i) fees added to percent-of-proceeds contracts for natural gas treating and compression, (ii) new/amended contracts with a combination of percent-of-proceeds and fee-based components, including fee floors, and (iii) fee-based gas gathering and processing and crude oil gathering contracts. Contracts for the Coastal portion of our Gathering and Processing segment are primarily hybrid contracts (percent-of-liquids with a fee floor) or percent-of-liquids contracts (whereby we receive an agreed upon percentage of the actual proceeds of the NGLs).

Contracts in the Downstream Business are predominantly fee-based (based on volumes and contracted rates), with a large take-or-pay component. Our contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

We have hedged the commodity price risk associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk by entering into financially settled derivative transactions. We have intentionally tailored our hedges to approximate specific NGL products and to approximate our actual NGL and residue natural gas delivery points. Although the degree of hedging will vary, we intend to continue to manage some of our exposure to commodity prices by entering into hedge transactions. We also monitor and manage our inventory levels with a view to mitigate losses related to downward price exposure.

Our Business Operations

Our operations are reported in two segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as the Downstream Business).

Gathering and Processing Segment

Our Gathering and Processing segment consists of gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas and gathering, storing, terminaling and purchasing and selling crude oil. The gathering or purchase of natural gas consists of aggregating natural gas produced from various wells through varying diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of imbedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through residue gas pipelines. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering or purchase of crude oil consists of aggregating crude oil production through our pipeline gathering systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 28,400 miles of natural gas pipelines and include 42 owned and operated processing plants. During 2021, we processed an average of 4,470.3 MMcf/d of natural gas and produced an average of 550.4 MBbl/d of NGLs. In addition to our natural gas gathering and processing, the Badlands operations include a crude oil gathering system and four terminals with crude oil operational storage capacity of 205 MBbl, and the Permian operations include a crude oil gathering system and one terminal with crude oil operational storage capacity of 30 MBbl. During 2021, we purchased or gathered an aggregate average of 175.9 MBbl/d of crude oil in the Badlands and Permian.

The Gathering and Processing segment’s operations consist of (i) Permian Midland and Permian Delaware (also referred to as “Permian”), (ii) SouthTX, North Texas, SouthOK, WestOK (also referred to as “Central”), (iii) Coastal and (iv) Badlands each as described below:

Permian Midland

The Permian Midland system consists of approximately 7,000 miles of natural gas gathering pipelines and sixteen processing plants with an aggregate processing capacity of 2,754 MMcf/d, all located within the Permian Basin in West Texas. Ten of these plants and approximately 4,900 miles of gathering pipelines belong to a joint venture (“WestTX”), in which we have an approximate 72.8% ownership. Pioneer Natural Resources (“Pioneer”), a major producer in the Permian Basin, owns the remaining interest in the WestTX system.

We completed construction of the Heim plant, a 200 MMcf/d cryogenic natural gas processing plant, which was relocated from our North Texas system to our Permian Midland system. The Heim plant commenced operations in the third quarter of 2021.

We are constructing the Legacy plant, a 275 MMcf/d cryogenic natural gas processing plant. The Legacy plant is expected to begin operations in the fourth quarter of 2022.

In February 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of the Legacy II plant, a new 275 MMcf/d cryogenic natural gas plant. The Legacy II plant is expected to begin operations in the second quarter of 2023.

Permian Delaware

The Permian Delaware system consists of approximately 6,100 miles of natural gas gathering pipelines and eight processing plants with an aggregate capacity of 1,290 MMcf/d, all within the Delaware Basin in West Texas and Southeastern New Mexico.

The Permian Midland and Permian Delaware systems are interconnected and volumes may flow from one system to the other providing increased operational flexibility and redundancy.

In February 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of the Midway plant, a new 275 MMcf/d cryogenic natural gas processing plant. The Midway plant is expected to begin operations in the third quarter of 2023. In conjunction with the commencement of operations of the Midway plant, we expect to idle the Sand Hills plant.

SouthTX

The South Texas system contains approximately 900 miles of high-pressure and low-pressure gathering and transmission pipelines and three natural gas processing plants in the Eagle Ford Shale. The South Texas system processes natural gas through the Silver Oak I, Silver Oak II and Raptor gas processing plants. The Silver Oak I and II plants (the “Silver Oak plants”) are each 220 MMcf/d cryogenic plants. The Raptor plant is a 260 MMcf/d cryogenic plant.

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

We also participate in a third joint venture (the “Carnero Joint Venture”) in South Texas with Evolve Transition Infrastructure LP (“Evolve Transition Infrastructure”). We own a 50% interest and Evolve Transition Infrastructure owns the remaining 50% interest. The Carnero Joint Venture owns and Targa operates the Silver Oak II plant, the Raptor plant and approximately 45 miles of high-pressure gathering pipeline located in La Salle, Dimmitt and Webb Counties, Texas which connects Mesquite Energy Inc.’s Catarina Ranch gathering system and Comanche Ranch acreage to the Raptor plant.

North Texas

North Texas includes the Chico gathering system in the Fort Worth Basin, which gathers gas from the Barnett Shale and Marble Falls plays for processing at the Chico plant. The system consists of approximately 4,700 miles of pipelines gathering wellhead natural gas. The Chico plant has a processing capacity of 265 MMcf/d.

SouthOK

The SouthOK gathering system is located in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma. The gathering system has approximately 1,600 miles of pipelines.

The SouthOK system includes six separate operational processing plants with an aggregate processing capacity of 710 MMcf/d, including: the Coalgate, Stonewall, Hickory Hills and Tupelo facilities, which are owned by our Centrahoma Joint Venture, and our wholly-owned Velma and Velma V-60 plants. We have a 60% ownership interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by MPLX, LP.

WestOK

The WestOK gathering system is located in north central Oklahoma and southern Kansas’ Anadarko Basin and includes the Woodford shale and the STACK. The gathering system expands into 14 counties with approximately 6,600 miles of natural gas gathering pipelines.

The WestOK system has an aggregate processing capacity of 400 MMcf/d with two separate cryogenic natural gas processing plants known as the Waynoka I and Waynoka II facilities.

Coastal

Our Coastal assets, located in and offshore South Louisiana, gather and process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. The Coastal system has an aggregate processing capacity of 2,025 MMcf/d and 11 MBbl/d of integrated fractionation capacity, and consists of approximately 1,000 miles of onshore gathering system pipelines, and approximately 200 miles of offshore gathering system pipelines. The processing plants are comprised of three wholly-owned and operated plants, one partially owned and operated plant, and one partially owned plant which is non-operated. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants, such as our Lowry and Gillis plants.

Badlands

The Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 500 miles of crude oil gathering pipelines, 120 MBbl of operational crude oil storage capacity at the Johnsons Corner Terminal, 30 MBbl of operational crude oil storage capacity at the Alexander Terminal, 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also include approximately 300 miles of natural gas gathering pipelines and the Little Missouri I-III natural gas processing plants, which have a processing capacity of 90 MMcf/d. Additionally, Targa operates the 200 MMcf/d Little Missouri 4 plant (“LM4 plant”), in which Targa Badlands and Hess Midstream Partners LP each own a 50% interest. Targa owns 55% of Targa Badlands through a joint venture with Blackstone Credit (“Blackstone”). The joint venture is a consolidated subsidiary and its financial results and related statistics are presented on a gross basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right to the MQDs. Additionally, Blackstone’s capital contributions have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries.

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2021:

Facility	Process Type (1)	Operated /Non-Operated	% Owned	Location	Processing Capacity (MMcf/d) (2)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (3) (4) (5)	NGL Production (MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	80.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	45.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	220.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	200.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Hopson (6)	Cryo	Operated	72.8	Midland County, TX	275.0
Pembrook (6)	Cryo	Operated	72.8	Upton County, TX	275.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
Tarzan (7)	Cryo	Operated	100.0	Martin County, TX	10.0
High Plains	Cryo	Operated	100.0	Midland County, TX	220.0
Gateway (8)	Cryo	Operated	100.0	Reagan County, TX	275.0
Heim (8)(9)	Cryo	Operated	100.0	Reagan County, TX	200.0
				Area Total	2,754.0	1,928.4	277.9
Permian Delaware
Sand Hills	Cryo	Operated	100.0	Crane County, TX	165.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Falcon	Cryo	Operated	100.0	Culberson County, TX	275.0
Eunice	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (10)	Cryo	Operated	100.0	Lea County, NM	85.0
Peregrine	Cryo	Operated	100.0	Culberson County, TX	275.0
				Area Total	1,290.0	839.8	114.1
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	220.0
Silver Oak II	Cryo	Operated	50.0	Bee County, TX	220.0
Raptor	Cryo	Operated	50.0	La Salle County, TX	260.0
				Area Total	700.0	177.7	22.2
North Texas
Chico	Cryo	Operated	100.0	Wise County, TX	265.0
				Area Total	265.0	178.9	20.1
SouthOK
Coalgate (7)	Cryo	Operated	60.0	Coal County, OK	80.0
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	710.0	405.9	49.5
WestOK
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
				Area Total	400.0	212.6	16.5
Coastal
Gillis (11)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Big Lake (7)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Lowry	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Sea Robin	Cryo	Non-operated	1.2	Vermillion Parish, LA	650.0
				Area Total	2,025.0	587.2	33.9
Badlands
Little Missouri I-III (12)	Cryo/RA	Operated	55.0	McKenzie County, ND	90.0
Little Missouri IV	RA	Operated	27.5	McKenzie County, ND	200.0
				Area Total	290.0	139.8	16.2
				Segment System Total	8,434.0	4,470.3	550.4

(1)	Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(2)	Processing capacity represents all parties' ownership.
(3)

Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant, except for Badlands which represents the total wellhead volume.

(4)

Plant natural gas inlet and NGL production volumes represent our ownership share of volumes for partially owned plants that we proportionately consolidate based on our ownership interest, including our 72.8% of our undivided interest in our WestTX joint venture, as well as 100% of ownership interests for our consolidated VESCO joint venture, Silver Oak II, Raptor, Coalgate, Stonewall, Tupelo, and Hickory Hills plants.

(5)	Per day plant natural gas inlet and NGL production statistics for plants listed above are based on the number of calendar days during 2021.
(6)

Plant natural gas inlet throughput volumes and NGL production volumes for WestTX are presented on a pro-rata net basis representing our undivided ownership interest in WestTX, which we proportionately consolidate in our financial statements.

(7)	Plant is available and operates subject to market conditions, including availability of natural gas.
(8)	As a result of a non-consent election made by the joint owner in our WestTX Permian Basin assets, the Gateway and Heim plants are 100% owned and consolidated by Targa.
(9)	The Heim plant commenced operations in third quarter of 2021.
(10)	The Monument plant has fractionation capacity of approximately 1.8 MBbl/d.
(11)	The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(12)	Little Missouri Trains I and II are refrigeration plants and Little Missouri Train III is a Cryo plant.

Logistics and Transportation Segment

Our Logistics and Transportation segment is also referred to as our Downstream Business. Our Downstream Business includes the activities and assets necessary to transport and convert mixed NGLs into NGL products and also includes other assets and value-added services described below. The Logistics and Transportation segment includes Grand Prix, as well as our equity interest in GCX prior to the GCX Sale. The associated assets, including these pipelines, are generally connected to and supplied in part by our Gathering and Processing segment and, except for the pipelines and smaller terminals, are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana. Our fractionation, pipeline transportation, storage and terminaling businesses include approximately 2,100 miles of company-owned pipelines to transport mixed NGLs and specification products.

The Logistics and Transportation segment also transports, distributes, purchases and sells and markets NGLs via terminals and transportation assets across the U.S. We own or market products at terminal facilities in a number of states, including Alabama, Arizona, California, Florida, Kentucky, Louisiana, Mississippi, New Jersey, North Carolina, Pennsylvania, Tennessee, Texas, and Washington. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

Additional description of the Logistics and Transportation segment assets and business activities associated with Transportation Pipelines, Fractionation, NGL Storage and Terminaling, NGL Distribution and Marketing, Wholesale Domestic Marketing, Refinery Services, Commercial Transportation and Natural Gas Marketing follows below.

Transportation Pipelines

Our primary pipeline assets are Grand Prix and, prior to the GCX Sale, our equity interest in GCX.

Grand Prix connects our gathering and processing positions throughout the Permian Basin, North Texas, and Southern Oklahoma (as well as third-party positions) to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix transports NGLs from the Permian Basin on a 24-inch diameter pipeline with a capacity expandable to 550 MMBbl/d, and from North Texas and South and Central Oklahoma via a pipeline of varying capacity, which both connect to a 30-inch diameter segment into Mont Belvieu, which is expandable to 950 MMBbl/d. As of December 31, 2021, we owned a 56% interest in the Permian and Mont Belvieu segments of Grand Prix through the Grand Prix Joint Venture. Following the DevCo JV Repurchase in January 2022, we own a 75% interest in the Grand Prix Joint Venture. Volumes flowing on the pipeline from the Permian Basin to Mont Belvieu accrue to the Grand Prix Joint Venture, while the volumes flowing from North Texas and Oklahoma to Mont Belvieu accrue solely to Targa’s benefit.

GCX connects the Waha hub in West Texas and other receipt points, including many of our Midland Basin processing facilities, to Agua Dulce in South Texas and other delivery points, has a capacity of 2.0 Bcf/d and is operated by Kinder Morgan Texas Pipeline LLC. As of December 31, 2021, we owned a 20% interest in GCX DevCo JV, but following the DevCo JV Repurchase, owned a 100% interest in GCX DevCo JV and a 25% equity interest in GCX. In February 2022, we announced the GCX Sale.

Additionally, through our 50% ownership interest in Cayenne Pipeline, LLC (“Cayenne”), we operate the Cayenne pipeline, which transports mixed NGLs from VESCO in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana.

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

At our Mont Belvieu operated facility, we have eight fractionation trains, representing an aggregate capacity of 843.0 MBbl/d, including: (1) five fractionation trains with an aggregate capacity of 493.0 MBbl/d that are part of our 88%-owned Cedar Bayou Fractionators, (2) Train 6, a 110 MBbl/d fractionation train, a joint venture between Targa and Stonepeak, in which Targa owned a 20% interest as of December 31, 2021, (3) Train 7, a 120 MBbl/d fractionation train, a joint venture between Targa and the Williams Companies, Inc., in which Targa owns an 80% equity interest, and (4) Train 8, a 120 MBbl/d fractionation train which is wholly-owned by Targa. Following the DevCo JV Repurchase in January 2022, we own a 100% interest in Train 6. Certain fractionation-related infrastructure for Train 6 and Train 7, such as storage caverns and brine handling, were funded and are owned 100% by Targa. Our fractionation trains are fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel.

We additionally have a wholly-owned and operated fractionation facility in Lake Charles, Louisiana, representing a capacity of 55.0 MBbl/d.

In addition to our operated facilities, we hold an equity investment in Gulf Coast Fractionators LP (“GCF”), also located at Mont Belvieu. In January 2021, the GCF facility was temporarily idled, but is available for reactivation, subject to prevailing market conditions and agreement with our partners. We assumed operatorship of GCF in the first half of 2021.

We also own fractionation assets in Monument, New Mexico and Gillis, Louisiana which are included in our Gathering and Processing segment. In addition, we have a natural gasoline hydrotreater at Mont Belvieu, Texas that removes sulfur from natural gasoline, allowing customers to meet stringent fuel content standards. The facility has a capacity of 35 MBbl/d and is supported by long-term fee-based contracts that have certain guaranteed volume commitments and/or provisions for deficiency payments.

The following table details the Logistics and Transportation segment’s fractionation and treating facilities:

Facility	Location	% Owned	Capacity (MBbl/d) (1)	Throughput 2021 (MBbl/d)
Operated Facilities:
Cedar Bayou Fractionators (2)	Mont Belvieu, TX	88.0	493.0	275.0
Train 6 Fractionator (3)	Mont Belvieu, TX	20.0	110.0	104.1
Train 7 Fractionator	Mont Belvieu, TX	80.0	120.0	116.3
Train 8 Fractionator	Mont Belvieu, TX	100.0	120.0	120.6
Lake Charles Fractionator (4)	Lake Charles, LA	100.0	55.0	—
Targa LSNG Hydrotreater	Mont Belvieu, TX	100.0	35.0	23.2
Gulf Coast Fractionator (5)	Mont Belvieu, TX	38.8	135.0	—

(1)	Actual fractionation capacities may vary due to the composition of the NGLs being processed and does not contemplate ethane rejection.
(2)	Capacity represents 100% of the volume. Capacity includes 40 MBbl/d of additional back-end butane/gasoline fractionation capacity.
(3)	Following the DevCo JV Repurchase, we own a 100% interest in Train 6.
(4)	Lake Charles Fractionator runs in a mode of ethane/propane splitting for the local petrochemical market and is configured to also handle raw product.
(5)

GCF was temporarily idled in January 2021. Targa assumed operatorship of GCF in the first half of 2021. The facility is available for reactivation, subject to prevailing market conditions and agreement with our partners.

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

Across the Logistics and Transportation segment, we own 34 storage wells at our facilities with a gross NGL storage capacity of approximately 76 MMBbl, and operate seven non-owned wells, the usage of which may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

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

The following table details the Logistics and Transportation segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2021 (MMgal)	Number of Operational Wells		Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	6,146.7	N/A		0.7
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	26,572.6	22	(2)	54.4
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	196.0	12	(3)	20.9

(1)	Volumes reflect total import and export across the dock/terminal and may include volumes that have also been handled at the Mont Belvieu Terminal.
(2)

Excludes seven non-owned wells which we operate on behalf of Chevron Phillips Chemical Company LP. One additional well has been drilled and is being prepared for operations. One additional well is permitted.

(3)	Five of 12 owned wells leased to Citgo Petroleum Corporation under a long-term lease.

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. Additionally, we also purchase product for resale in our Logistics and Transportation segment. During the year ended December 31, 2021, our distribution and marketing services business sold an average of 899.7 MBbl/d of NGLs.

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

Wholesale Domestic Marketing

Our wholesale domestic propane marketing operations primarily sell propane and related logistics services to major multi-state retailers, independent retailers and other end-users. Our propane supply primarily originates from both our refinery/gas supply contracts and our other owned or managed Logistics and Transportation assets. We sell propane at a fixed posted price or at a market index basis at the time of delivery and in some circumstances, we earn margins on a netback basis.

The wholesale domestic propane marketing business is significantly impacted by seasonal and weather-driven demand, particularly in the winter, which can impact the price and volume of propane sold in the markets we serve.

Refinery Services

In our refinery services business, we typically provide NGL balancing services through contractual arrangements with refiners in several locations to purchase and/or market propane and to supply butanes. We use our commercial transportation assets (discussed below) and contract for and use the storage, transportation and distribution assets included in our Logistics and Transportation segment to assist refinery customers in managing their NGL product demand and production schedules. This includes both feedstocks consumed in refinery processes and the excess NGLs produced by other refining processes. Under typical netback purchase contracts, we generally retain a portion of the resale price of NGL sales or receive a fixed minimum fee per gallon on products sold. Under netback sales contracts, fees are earned for locating and supplying NGL feedstocks to the refineries based on a percentage of the cost to obtain such supply or a minimum fee per gallon.

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

As of December 31, 2021, we lease and manage 648 railcars and 119 tractors and own two pressurized NGL barges.

The following table details the Logistics and Transportation segment’s raw NGL, propane and butane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2021 (MMgal) (1)	Usable Storage Capacity (MMgal)
Greenville Terminal	100	Washington County, MS	Marine propane terminal	23.5	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	18.8	1.6
Calvert City Terminal	100	Marshall County, KY	Propane terminal	7.9	0.1
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	12.0	0.9
Hattiesburg Terminal (3)	50	Forrest County, MS	Propane terminal	338.8	179.8
Sparta Terminal	100	Sparta County, NJ	Propane terminal	12.8	0.2
Tyler Terminal	100	Smith County, TX	Propane terminal	25.1	0.2
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	12.8	0.3
Eagle Lake Transload (2)	100	Polk County, FL	Propane transload	6.0	—
Abilene Transport (4)	100	Taylor County, TX	Raw NGL transport terminal	—	0.1
Bridgeport Transport (4)	100	Jack County, TX	Raw NGL transport terminal	17.9	0.1
Gladewater Transport (4)	100	Gregg County, TX	Raw NGL transport terminal	6.2	0.3

(1)	Throughputs include volumes related to exchange agreements and third-party storage agreements.
(2)	Rail-to-truck transload equipment.
(3)	Throughput volume reflects 100% of the facility capacity.
(4)	Volumes reflect total transport and injection volumes.

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

We also compete for NGL products to market through our Logistics and Transportation segment. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies.

Human Capital

We believe that our employees are the foundation to fostering the safe operation of our assets and delivery of services to our customers. We foster a collaborative, inclusive, and safety-minded work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2021, we employed approximately 2,430 people that primarily support our operations through a wholly-owned subsidiary of ours. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

In response to the ongoing COVID-19 pandemic, we moved early and quickly to protect the health and safety of our employees and are continuing to proactively manage our response to an evolving national and global situation. We took several strategic and proactive measures in response to information from the Centers for Disease Control and the local, state and national authorities to try to minimize the risk of business disruption and to protect our ability to deliver reliable services to our customers. Some of these actions included forming a COVID-19 task force of senior management to collaborate, review and execute our business response to the pandemic by instituting various safety protocols including tracking and managing the impact of COVID-19 positive employees and COVID-19 exposed employees, providing and requiring personal protective equipment at all facility locations, social distancing practices, work place build-out modifications, routine cleaning protocols at all facility locations to reduce virus contagion risk and implementing plans for safely returning to our offices over time.

Employee Experience

We are committed to fostering a work environment in which all employees treat each other with dignity and respect. This commitment extends to providing equal employment and advancement opportunities based on merit and experience. We believe this to be a fundamental principle and is defined in our Equal Employment Opportunity Policy and our Code of Conduct. We continually strive to attract a diverse workforce by advertising our external open jobs to several diversity job boards and partnering with local organizations to identify potential candidates to advance and strengthen our workforce.

Employee Talent Development and Retention

As a midstream infrastructure operator, we understand the importance of developing and fostering talent to ensure a skilled and talented diverse workforce both now and in the future. We value and provide opportunities for cross training and increased responsibilities, including leadership learning and formal coaching. These efforts allow us to recruit from within our organization for future vocational and occupational opportunities.

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

To help plan and predict succession needs, we perform annual succession planning, which is discussed and reviewed with management and, for certain levels and positions, with the board of directors. We additionally monitor employee turnover rates and conduct exit interviews with employees who voluntarily leave the company to better understand their reasons for leaving the company.

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

The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including our pipelines discussed below, use the FERC indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. For those pipelines that use the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the Commission reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, and the resulting rates currently in effect for certain of Targa’s liquids pipelines, were recomputed to account for the reduced index factor.

In 2019, Targa NGL began operating portions of Grand Prix that transports NGLs from Oklahoma to Mont Belvieu, Texas. On July 27, 2018, Targa NGL submitted a petition for declaratory order to FERC on a proposed rate structure and terms of service for such portions of Grand Prix. The Commission granted Targa NGL’s petition for declaratory order subject to certain conditions on March 11, 2019. Targa NGL requested rehearing on April 10, 2019, which is pending at FERC. On August 6, 2020, Targa NGL submitted a petition for declaratory order to FERC on a proposed rate structure and terms of service related to an extension of Grand Prix (the “Central Oklahoma Extension”), extending from Southern Oklahoma to the STACK region of Central Oklahoma, and on October 1, 2020, FERC issued an order granting Targa NGL’s petition in full. Additionally, Grand Prix entered full service during the third quarter of 2019, providing transportation for mixed NGLs from the Permian Basin, including points in New Mexico, to Mont Belvieu, Texas.

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

Our intrastate pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”) and are required to have tariffs on file with the RRC. Some of these Texas intrastate pipelines also transport natural gas in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA, but must file the terms and conditions of transportation of natural gas under authority of Section 311 with FERC, and these terms and conditions must be “fair and equitable.” Specifically, during 2021, TPL SouthTex Transmission Company LP (“TPL SouthTex Transmission”) and Targa Midland Gas Pipeline LLC (“Targa Midland”) provided NGPA Section 311 service.

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

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana. We deliver mixed and purity NGL streams out of our fractionator to and from Targa-owned storage, to other third-party facilities and pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR. On May 9, 2019, the Louisiana Public Service Commission (“LPSC”) approved applications to register certain pipelines of Cayenne and Targa Downstream LLC in accordance with the LPSC 2015 General Order, Docket No. R-33390.

EP Act of 2005

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties up to a maximum amount that is adjusted annually for inflation, which for 2021 equaled approximately $1.4 million per violation per day for violations of the NGA and approximately $1.4 million per violation per day for violations of the NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce as well as entities that are otherwise subject to the NGA or NGPA. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

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

Environmental and Occupational Health and Safety Matters

Our business operations are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed at the federal, regional, state, tribal and local levels. The activities that we conduct in connection with (i) gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas; (ii) storing, fractionating, treating, transporting, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and (iii) gathering, storing, terminaling, and purchasing and selling crude oil are subject to or may become subject to stringent environmental regulation. We have implemented programs and policies designed to monitor and pursue operation of our pipelines, plants and other facilities in a manner consistent with existing environmental and occupational health and safety laws and regulations, and have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with these laws and regulations. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.

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

•

the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and

•

the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

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

Over time, the trend in environmental and occupational health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or occupational health and safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent or costly waste management or disposal, pollution control, remediation or occupational health and safety-related requirements could have a material adverse effect on our business, results of operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on increased compliance costs arising out of such risks to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach. For more information on environmental and occupational health and safety matters, see the following Risk Factors under Part I, Item 1A of this Form 10-K: “Our operations are subject to environmental laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities,” “We could incur significant costs in complying with stringent occupational safety and health requirements,” “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets,” “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change (including legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” and “Increasing attention to environmental, social and governance (“ESG”) matters may impact our business.”

Pipeline Safety Matters

Many of our natural gas, NGL and crude oil pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline design, maximum operating pressures, pipeline patrols and leak surveys, public awareness, operation and maintenance procedures, operator qualification, minimum depth requirements and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”) along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas, crude oil, NGL and condensate pipelines impose increasing safety-related requirements as the population density or ecological sensitivity increases. An MCA is defined in relation to natural gas pipelines and is based on high-population areas as well as certain principal, high-capacity roadways, though it does not meet the definition of a natural gas pipeline HCA. Various states have also adopted regulations, similar to existing PHMSA regulations for, and may have established agencies analogous to PHMSA to regulate, intrastate gathering and transmission lines. We currently estimate an average annual cost of $5.8 million between 2022 and 2024 to implement pipeline integrity management program inspections along certain segments of our natural gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation, or preventative and mitigative actions that may be determined to be necessary as a result of the discovery of conditions during the inspection program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity inspections. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations. See Risk Factors “We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs” and “Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation” under Item 1A of this Form 10-K for further discussion on pipeline safety standards, including integrity management requirements.

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

Financial Information by Reportable Segment

See “Segment Information” included under Note 25 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations– By Reportable Segment” for a discussion of our financial results by segment.

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
•

Climatic events may damage our pipelines and other facilities, limit our ability to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

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

•	We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
•	We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs.

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

•

We may be unable to cause our joint ventures to take or not to take certain actions unless some or all of our joint venture participants agree and certain of our joint venture partners may fail or refuse to fund their respective portions of capital projects that we believe are necessary to expand or maintain such joint venture’s business.

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

•	If we fail to balance our purchases and sales of the commodities we handle, our exposure to commodity price risk will increase.
•	The amounts we pay in dividends may vary from anticipated amounts and circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.
•	If dividends on our shares of common stock are not paid with respect to any fiscal quarter, our stockholders will not be entitled to receive that quarter’s payments in the future.
•	Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, or tax authorities challenge certain of our tax positions.

Risks Related to the Ownership of our Common Stock

•

Our Series A Preferred Stock (“Series A Preferred”) gives the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and the ability to convert such shares into our common stock, potentially causing dilution to our common stockholders.

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

Risks Related to Regulatory Matters

•

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.

•	Increasing attention to ESG matters may impact our business.
•	We could incur significant costs in complying with more stringent occupational safety and health requirements.
•

Laws, regulations and executive orders limiting hydraulic fracturing activities could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.

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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Prices of crude oil and natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas or crude oil reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. For example, low prices for natural gas combined with high levels of natural gas in storage could result in curtailment or shut-in of natural gas production similar to the production shut-ins we experienced in 2020 due to the impacts of the COVID-19 pandemic. Furthermore, in response to depressed commodity prices, during 2020 and early 2021 many operators announced substantial reductions in their estimated capital expenditures, rig count and completion crews. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which we operate may prevent us from obtaining supplies of natural gas or crude oil to replace the natural decline in volumes from existing wells, which could result in reduced volumes through our facilities and reduced utilization of our gathering, treating, processing, transportation and fractionation assets.

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

Climatic events may damage our pipelines and other facilities, limit our ability to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

Climatic events in the areas in which we operate can cause disruptions and in some cases suspension of our operations and development activities. For example, unseasonably wet weather, extended periods of below freezing weather, or hurricanes may cause a loss of throughput from temporary cessation of activities or lost, damaged or ineffective equipment. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Potential climatic changes may have significant physical effects, such as increased frequency and severity of storms, floods and wintry conditions and could have an adverse effect on our continued operations as well as the operations of our oil and gas exploration and production customers that deliver natural gas to us for processing and throughput, our third party vendors that supply us with goods, and third party insurance providers that make insuring products available to defray our costs or offset any damages and losses we incur. Any unusual or prolonged severe climatic events or increased frequency thereof, such as freezing weather or rain, earthquakes, hurricanes, droughts, or floods in our oil and gas exploration and production customers’ or our third party vendors’ areas of operations or markets, whether due to climatic change or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Our operations along the Gulf Coast, in offshore waters and at major river crossings in particular could be adversely impacted by changing climatic conditions, as rising sea levels, subsidence and erosion are potential causes for serious damage to our pipelines and other facilities, which could affect our ability to provide services. These damages could result in leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water, groundwater or to the Gulf of Mexico and could result in liability, remedial obligations or otherwise have a negative impact on continued operations. Additionally, rising sea levels, subsidence and erosion processes could impact our oil and gas exploration and production customers who operate along the Gulf Coast, and they may be unable to utilize our services. Adverse climatic impacts, whether inland or along the coast or offshore, could also affect our third-party suppliers, which could limit their ability to provide us with the necessary products and services enabling us to maintain operation of our pipelines and other facilities. As a result, we may incur significant costs to repair, preserve or make more efficient our pipeline infrastructure and other facilities. Such costs could adversely affect our business, financial condition, results of operations and cash flows. In addition, local governments and landowners have filed lawsuits in recent years in Louisiana against energy companies, alleging that their operations contributed to increased coastal rising seas and erosion and seeking substantial damages.

Moreover, we could incur significant costs to weatherize or upgrade weatherization of our facility equipment in anticipation of future climatic events. For example, in June 2021, Texas Governor Greg Abbott signed Senate Bill 3 into law, requiring power facilities including natural gas pipeline facilities to weatherize against extreme weather. The legislation, which is in response to Winter Storm Uri that caused widespread power outages in Texas in February 2021, directs the Texas Railroad Commission to adopt rules that will require a gas pipeline facility operator that experiences repeated or major weather-related forced interruptions of service to, among other things, engage an independent party to assess the operator’s weatherization plans, procedures and operations, and submit the assessment to the Texas Railroad Commission. The Texas Railroad Commission has begun developing a process for designation of critical gas suppliers and exclusions from such designation, and further plans consideration and adoption of weatherization rules for certain facilities subject to its jurisdiction. Depending on the outcome of the Texas Railroad Commission proceedings and designations, we could be required to weatherize or update weatherization of certain facilities in anticipation of, or in response to performance of such assessments, potentially resulting in our incurring significant costs.

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

We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs.

Pursuant to the authority under the NGPSA and HLPSA, PHMSA has established rules requiring pipeline operators to develop and implement integrity management programs for certain natural gas and hazardous liquids pipelines located where a pipeline leak or rupture could affect higher risk areas, known as HCAs and MCAs, which are areas where a release could have the most significant adverse consequences. The HCAs for natural gas pipelines are predicated on high-population areas (which, for natural gas transmission pipelines, may include Class 3 and Class 4 areas) whereas HCAs for crude oil, NGL and condensate pipelines are based on high-population areas, certain drinking water sources and unusually sensitive ecological areas. An MCA is attributable to natural gas pipelines and is based on high-population areas as well as certain principal, high-capacity roadways, though it does not meet the definition of a natural gas pipeline HCA. Among other things, these regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact an HCA, MCA or Class 3 or 4 area;
•	maintain processes for data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

With adoption of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act and the PIPES Act of 2020 over the past decade, existing mandates require PHMSA to impose more stringent pipeline safety standards. As a result of those legislative enactments, PHMSA has issued several significant rulemakings. First, PHMSA published an October 2019 final rule imposing numerous requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and non-HCA Class 3 and Class 4 areas by 2033, and the consideration of seismicity as a risk factor in integrity management. Second, PHMSA published an October 2019 final rule for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, use of in-line inspection tools by 2039 (unless the pipeline cannot be modified to permit such use), increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. More recently, in November 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, are expected to commence inspection of operator plans in 2022. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and the PIPES Act of 2020, as well as any implementation of PHMSA rules thereunder, could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

In addition, certain states, including Texas, Louisiana, Oklahoma, New Mexico, and North Dakota, where we conduct operations, have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas and hazardous liquids pipelines. We plan to continue our pipeline integrity inspection programs to assess and maintain the integrity of our pipelines. The results of these inspections may cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

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

•	the risk that crude oil and natural gas reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;
•	the failure to realize expected volumes, revenues, profitability or growth;
•	the failure to realize any expected synergies and cost savings;
•	coordinating geographically disparate organizations, systems and facilities;
•	the assumption of environmental and other unknown liabilities;
•	limitations on rights to indemnity from the seller in an acquisition or the contractors and suppliers in growth projects;
•	the failure to attain or maintain compliance with environmental and other governmental regulations;
•	inaccurate assumptions about the overall costs of equity or debt or the tightening of capital markets and access to new capital;
•	the diversion of management’s and employees’ attention from other business concerns;
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

We may be unable to cause our joint ventures to take or not to take certain actions unless some or all of our joint venture participants agree.

We participate in several joint ventures whose corporate governance structures require at least a majority in interest vote to authorize many basic activities and require a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of these more significant activities include, among others, large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, making distributions, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business. Without the concurrence of joint venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not take certain actions, even though taking or preventing those actions may be in our best interests or the particular joint venture.

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

We evaluate long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. Global oil and natural gas commodity prices, particularly crude oil, remain volatile. Decreases in commodity prices have previously had, and could continue to have, a negative impact on the demand for our services and our market capitalization.

Should energy industry conditions deteriorate, there is a possibility that long-lived assets may be impaired in a future period. For example, in the fourth quarter of 2021, we recorded a non-cash pre-tax impairment of $452.3 million primarily associated with the partial impairment of gas processing facilities and gathering systems associated with our Central operations in our Gathering and Processing segment. Any additional impairment charges that we may take in the future could be material to our financial statements. We cannot accurately predict the amount and timing of any impairment of long-lived assets. For a further discussion of our impairments of long-lived assets, see Note 5 — Property, Plant and Equipment and Intangible Assets of the “Consolidated Financial Statements” included in this Annual Report.

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

Additionally, as events present themselves or become reasonably foreseeable, our board of directors, which determines our business strategy and our dividends, may decide to address those matters by utilizing capital that may otherwise be used for our dividend. For example, in March 2020, our board of directors approved a reduction in our quarterly cash dividend to $0.10 per share for the quarter ended March 31, 2020 and maintained such dividend amount through the quarter ended September 30, 2021. Our board of directors may also determine that an increase in our dividend is appropriate. If we issue additional shares of common or preferred stock or we incur debt, the payment of dividends on those additional shares or interest on that debt could increase the risk that we will be unable to maintain or increase our cash dividend levels.

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

Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, or tax authorities challenge certain of our tax positions.

As of December 31, 2021, we have U.S. federal NOL carryforwards of $6.0 billion, some of which expire between 2036 to 2037 while others have no expiration date. We expect to be able to utilize these NOL carryforwards and generate deductions to offset all or a portion of our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

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

Derivatives legislation and its implementing regulations could have a material adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act required the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act, and most of these regulations have been finalized.

In October 2020, the CFTC adopted new rules that will place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The new rules became effective in December 2020 but have a general compliance date of January 1, 2022 for covered future positions and January 1, 2023 for covered swaps positions. We do not expect these regulations to materially impede our hedging activity at this time.

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

The Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or potentially reduce the availability of derivatives to protect against risks we encounter. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

The European Union (the “EU”) and other non-U.S. jurisdictions are also implementing regulations with respect to the derivatives market. To the extent we enter into swaps with counterparties in foreign jurisdictions or counterparties with other businesses that subject them to regulation in foreign jurisdictions, we may be impacted by such regulations. The implementing regulations adopted by the EU and by other non-U.S. jurisdictions could have a material adverse effect on us, our financial condition and our results of operations.

Risks Related to the Ownership of our Common Stock

Our Series A Preferred gives the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and the ability to convert such shares into our common stock, potentially causing dilution to our common stockholders.

In March 2016, we issued 965,100 Series A Preferred, which rank senior to the common stock with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, so long as any Series A Preferred remain outstanding, we may not declare any dividend or distribution on our common stock unless all accumulated and unpaid dividends have been declared and paid on the Series A Preferred. In the event of our liquidation, winding-up or dissolution, the holders of the Series A Preferred would have the right to receive proceeds from any such transaction before the holders of the common stock. The payment of the liquidation preference could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

The Certificate of Designations governing the Series A Preferred provides the Series A Preferred holders with the right to vote, under certain conditions, on an as-converted basis with our common stockholders on matters submitted to a stockholder vote. The holders of the Series A Preferred do not currently have such right to vote. Also, so long as any Series A Preferred are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Series A Preferred shares, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any issuance of stock senior to the Series A Preferred, (ii) any issuance or increase by any of our consolidated subsidiaries of any issued or authorized amount of, any specific class or series of securities, (iii) any issuance by us of parity stock, subject to certain exceptions and (iv) any incurrence of indebtedness by us and our consolidated subsidiaries for borrowed monies, other than under the Existing TRC Revolver and the Existing TRP Revolver (or replacement commercial bank credit facilities, such as the New TRC Revolver) in an aggregate amount up to $2.75 billion, or indebtedness that complies with a specified fixed charge coverage ratio. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

In December 2020, we repurchased 45,800 Series A Preferred shares, and we currently have 919,300 shares outstanding. The conversion of the Series A Preferred into common stock twelve years after the issuance of the Series A Preferred, pursuant to the terms of the Certificate of Designations, may cause substantial dilution to holders of the common stock. Because our Board of Directors is entitled to designate the powers and preferences of preferred stock without a vote of our shareholders, subject to NYSE rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We or our stockholders may sell shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2021, we had 228,221,122 outstanding shares of common stock. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

We have significant exposure to increases in interest rates. As of December 31, 2021, our total indebtedness, excluding debt issuance costs, was $6,642.2 million, of which $6,465.7 million was at fixed interest rates, $150.0 million was at variable interest rates and $26.5 million consisted of finance lease liabilities. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our annual interest expense by $1.5 million and our consolidated annual interest expense by $1.5 million based on our December 31, 2021 debt balances. We additionally had $2,128.7 million and $670.0 million of additional borrowing capacity available under the Existing TRP Revolver and the Existing TRC Revolver, under which borrowing is exposed to such increases in variable interest rates. As a result of our variable interest debt, our results of operations could be adversely affected by increases in interest rates.

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

We have a substantial amount of indebtedness. As of December 31, 2021, we had $6,465.7 million outstanding of the Partnership’s senior unsecured notes. We also had $150.0 million outstanding under the Partnership’s accounts receivable securitization facility (the “Securitization Facility”). In addition, we had (i) $71.3 million of letters of credit outstanding and $2,128.7 million of additional borrowing capacity available under the Existing TRP Revolver, and (ii) no borrowings outstanding and $670.0 million of additional borrowing capacity available under the Existing TRC Revolver. For the years ended December 31, 2021, 2020 and 2019, our consolidated interest expense, net was $387.9 million, $391.3 million and $337.8 million.

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4% Senior Notes due 2032, resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “February Tender Offer”) and subsequent redemption payment for the Partnership’s 5⅛% Senior Notes due 2025 (the “5⅛% Notes”), with the remainder used for repayment of borrowings under the Existing TRP Revolver and Existing TRC Revolver.

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

Our long-term unsecured debt is currently rated by Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). As of December 31, 2021, Targa’s senior unsecured debt was rated “BB+” by Fitch, “Ba1” by Moody’s and “BB+” by S&P. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

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

We may be able to incur substantial additional indebtedness in the future. The New TRC Revolver provides an available commitment of $2.75 billion and allows us to request increases in commitments up to an additional $500.0 million. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, this could increase the risks associated with compliance with our financial covenants.

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

The agreements governing our outstanding indebtedness contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. These agreements include covenants that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness or issue additional preferred stock;
•	pay dividends on our equity securities or to our equity holders or redeem, repurchase or retire our equity securities or subordinated indebtedness;
•	make investments and certain acquisitions;
•	sell or transfer assets, including equity securities of our subsidiaries;

•	engage in affiliate transactions;
•	consolidate or merge;
•	incur liens;
•	prepay, redeem and repurchase certain debt, subject to certain exceptions;
•	enter into sale and lease-back transactions or take-or-pay contracts; and
•	change business activities conducted by us.

In addition, certain of our debt agreements require us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

A breach of any of these covenants could result in an event of default under our debt agreements. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. For example, if we are unable to repay the accelerated debt under the New TRC Revolver, the lenders under the New TRC Revolver could proceed against any collateral granted to them to secure that indebtedness. If we are unable to repay the accelerated debt under the Securitization Facility, the lenders under the Securitization Facility could proceed against the collateral granted to them to secure the indebtedness. We have pledged the assets and equity of certain of our subsidiaries as collateral under the New TRC Revolver and the accounts receivables of Targa Receivables LLC under the Securitization Facility. If the indebtedness under our debt agreements is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Risks Related to Regulatory Matters

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.

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

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. However, shortly after taking office, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (VOC) emissions for new sources and existing sources in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. EPA anticipates issuing a final rule by the end of 2022. Additionally, the Biden Administration could in the future pursue legislation that would impose a fee on methane emissions from certain oil and gas operations. In November 2021, the House of Representatives passed its version of the Build Back Better Act that targets industries producing, transporting, and storing natural gas throughout the United States and, if the bill were passed, would assess a fee established at $900 per ton in 2023, $1,200 in 2024 and $1,500 in 2025 and beyond. However, to date, this bill has not been deliberated by the Senate.

Various states and groups of states have also adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which the multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, at COP26, the United States and European Union jointly announced the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26 or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, that may limit hydraulic fracturing of oil and natural gas wells, restrict flaring and venting during natural gas production on federal properties, and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions relating to oil and natural gas production activities that could be pursued by the Biden Administration may include more restrictive requirements for the establishment of oil and natural gas pipeline infrastructure or the permitting of liquefied natural gas export facilities. Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have also become more attentive to sustainability lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (GFANZ) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various suballiances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (NGFS), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations. Furthermore, the SEC has announced that it will propose rules that, amongst other matters, will establish a framework for the reporting of climate risks. However, no such rules have been proposed to date and we cannot predict what any such rules may require. To the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation, and financial risks may result in our oil and natural gas customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other extreme climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products our customers produce. While our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality. If any such effects of climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

Increasing attention to ESG matters may impact our business.

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

As part of our ongoing effort to enhance our ESG practices, our Board of Directors has established a Sustainability Committee. Committee members oversee management’s implementation of ESG policies and provide insight to the Board on the effectiveness of integrating sustainability into our various business activities. While we may elect to seek out various voluntary ESG targets now or in the future, such targets are aspirational. Moreover, despite our governance oversight in place, we may not be able to adequately identify ESG-related risks and opportunities and, further, may not be able to meet ESG targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Notwithstanding our election to pursue aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Additionally, we and other companies in our industry publish sustainability reports that are made available to investors. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding to us or our customers’ companies based on ESG concerns, which could adversely affect our financial condition and access to capital for potential growth projects.

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

Laws, regulations and executive orders limiting hydraulic fracturing activities could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.

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

In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Moreover, President Biden issued an executive order in January 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices but, in June 2021, a U.S. District Court issued a temporary injunction that blocked President Biden’s order suspending new leases. Notwithstanding these recent legal developments, further restrictions may be adopted by the Biden Administration that could restrict hydraulic fracturing activities on federal lands and waters. Many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including in states where we or our customers conduct operations. States could further elect to suspend or prohibit hydraulic fracturing activities in the future. While governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, non-governmental organizations may also seek to restrict hydraulic fracturing through ballot initiatives, such as those that have been pursued in Colorado. New or more stringent laws, regulations, executive orders or regulatory or ballot initiatives relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, cessations, or increased litigation. Any one or more of such developments could reduce demand for our gathering, processing and fractionation services and have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of the public health and welfare. State agencies are required to submit implementation plans to EPA for attaining those 2015 standards. Additionally, in October 2021 the EPA announced plans to reconsider the Trump Administration’s December 2020 decision to retain the 2015 ground ozone standard, rather than making it more stringent, and litigation on that December 2020 decision remains pending, although the U.S. Department of Justice has requested that such legal challenges be held in abeyance until the EPA completes its reconsideration. Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to the 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of “waters of the United States” in effect prior to 2015 rule issued under the Obama Administration and updated to reflect consideration of Supreme Court decisions. The proposed rule, if adopted would serve as an interim approach to “waters of the United States” and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. To the extent that any new final rule or rules issued by the EPA and Corps under the Biden Administration expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows. Notwithstanding these regulatory developments, there is a recent judicial development that may add to the uncertainty of the federal government’s jurisdictional reach over waters of the United States, as the U.S. Supreme Court granted a writ of certiorari in Sackett v. EPA on January 24, 2022, regarding “(w)hether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit relied upon a plurality opinion under the high court’s 2006 decision in Rapanos v. United States in siding with the EPA and against the Sacketts that the wetlands in question constituted waters of the United States under the Clean Water Act. As the Rapanos decision resulted in the issuance of plurality and concurring opinions establishing different legal standards for determining the extent of jurisdictional waters under the Clean Water Act’s definition of waters of the United States, should the U.S. Supreme Court find in Sackett that the Ninth Circuit did not use the appropriate legal test or otherwise seeks to establish a new test to clarify the extent of such jurisdictional reach, then such finding could have repercussions on future regulatory efforts pursued under the Biden Administration.

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

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended in recent years by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) and, most recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020. Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Pipeline Safety Act directed the promulgation of expanded integrity management requirements, automatic or remote-controlled valve, and excess flow valve use, leak detection system installation, material strength pipeline testing and verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines, whereas the 2016 Pipeline Safety Act also empowered PHMSA to address unsafe conditions or practices constituting imminent hazards by imposing emergency measures on pipeline facility owners and operators without prior notice or an opportunity for a hearing. The PIPES Act of 2020 reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. In furtherance of the PIPES Act of 2020, in November 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures.

The imposition of new or enhanced safety requirements, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, may require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in increased operating costs that could have an adverse effect on our results of operations or financial position.

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA up to a maximum amount that is adjusted annually for inflation, which for 2021 equaled approximately $1.4 million per violation per day for violations of the NGA and approximately $1.4 million per violation per day for violations of the NGPA, as well as authority to order disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission pipeline and Tarzan 311 residue line, have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA up to a maximum amount that is adjusted annually for inflation, which for 2021 was up to approximately $14,536 per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.”

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

Item 3. Legal Proceedings.

On December 26, 2018, Vitol Americas Corp. (“Vitol”) filed a lawsuit in the 80th District Court of Harris County (the “District Court”), Texas against Targa Channelview LLC, then a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleges that Targa Channelview breached an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview and Noble Americas Corp. (the “Splitter Agreement”), which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement. In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleges Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol seeks return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also seeks recovery of its attorneys’ fees and costs in the lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “TRGP.” As of December 31, 2021, there were 196 stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 18, 2022, there were 228,783,477 shares of common stock outstanding.

Stock Performance Graph

The graph below compares the cumulative return to holders of Targa Resources Corp.’s common stock, the NYSE Composite Index (the “NYSE Index”) and the Alerian US Midstream Energy Index (the “AMUS Index”) during the period beginning on December 31, 2016 and ending on December 31, 2021. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock and in each of the indices at beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
2016
2017
2018
2019
2020
2021
Targa Resources Corp. (TRGP)
NYSE Composite Index (^NYA)
Alerian US Midstream Energy Index (^AMUS)

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Targa Resources Corp.	$100.00	$103.91	$83.21	$103.35	$69.55	$139.10
NYSE Composite Index	$100.00	$115.84	$102.87	$125.83	$131.36	$155.23
Alerian US Midstream Energy Index	$100.00	$88.62	$74.04	$79.93	$54.64	$74.31

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend Policy

We intend to continue to pay a quarterly dividend to our common stockholders; however, any payment of future dividends is dependent upon our financial condition, results of operations, cash flows, the level of our capital expenditures, future business prospects and any other matters that our board of directors, in consultation with management, deems relevant. Covenants contained in our debt agreements could limit the payment of dividends. In addition, so long as any Series A Preferred are outstanding, certain limitations on our ability to declare dividends on our common stock exist. For a discussion of restrictions on our and our subsidiaries’ ability to pay dividends or make distributions, please see Note 8 – Debt Obligations and Note 11 – Preferred Stock in our Consolidated Financial Statements beginning on page F-1 in this Form 10-K.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2021.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
October 1, 2021 - October 31, 2021	1,706	$51.46	—	$408,499.4
November 1, 2021 - November 30, 2021	353,224	$54.24	351,228	$389,452.6
December 1, 2021 - December 31, 2021	405,250	$51.58	405,250	$368,547.9

_________________________________

(1)

Includes 756,478 shares purchased under our $500 million common share repurchase program, as well as 3,702 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

(2)

In the fourth quarter 2020, our board of directors approved a share repurchase program for the repurchase of up to $500 million of our outstanding common stock. We may discontinue this share repurchase program at any time and are not obligated to repurchase any specific dollar amount or number of shares.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in Part IV of this Annual Report. Additional sections in this Annual Report should be helpful to the reading of our discussion and analysis, including the following: (i) a description of our business strategy found in “Item 1. Business–Overview”; (ii) a description of recent developments, found in “Item 1. Business–Recent Developments”; and (iii) a description of risk factors affecting us and our business, found in “Item 1A. Risk Factors.” Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

General Trends and Outlook

We expect our results of operations to continue to be affected by the following key trends: commodity prices, volume throughput and demand for our products and services, contract terms and mix, the impact of our hedging activities, the cost to operate and support assets, volatile capital markets, competition and increased regulation. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Commodity Prices

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil and natural gas prices. As a result of reduced economic activity due to the COVID-19 pandemic paired with uncertainty around global commodity supply and demand, global oil and natural gas commodity prices continue to remain volatile. The volatility and uncertainty of natural gas, crude oil and NGL prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. See “Item 1A. Risk Factors – Our cash flow is affected by supply and demand for natural gas, NGL products and crude oil and by natural gas, NGL, crude oil and condensate prices, and decreases in supply, demand or these prices could adversely affect our results of operations and financial condition.”

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices. Our processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate, both of which are beyond our control. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. The significant level of margin we derive from fee-based arrangements across our operations and particularly in our Downstream Business combined with our hedging arrangements helps to mitigate our exposure to commodity price movements. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2021
4th Quarter	$5.84	$0.94	$77.17
3rd Quarter	4.01	0.86	70.55
2nd Quarter	2.83	0.66	66.06
1st Quarter	2.70	0.65	57.80
2021 Average	3.85	0.78	67.90

2020
4th Quarter	$2.66	$0.47	$42.67
3rd Quarter	1.97	0.42	40.94
2nd Quarter	1.70	0.32	27.55
1st Quarter	1.98	0.36	46.59
2020 Average	2.08	0.39	39.44

(1)	Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)	“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2021: 45% ethane, 31% propane, 11% normal butane, 4% isobutane and 9% natural gasoline

2020: 43% ethane, 32% propane, 12% normal butane, 4% isobutane and 9% natural gasoline

(3)	Crude oil prices are based on average quarterly prices of West Texas Intermediate crude oil as measured on the NYMEX.

Volumes and Demand for our Services

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

Contract Terms, Contract Mix and the Impact of Commodity Prices

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

Operating Expenses

Variable costs such as service and repairs can impact our results. Continued expansion of existing assets will also give rise to additional operating expenses, which will affect our results. The employees supporting our operations are employees of Targa Resources LLC, a Delaware limited liability company, and an indirect wholly-owned subsidiary of ours.

Volatile Capital Markets and Competition

We continuously consider and enter into discussions regarding potential growth projects and acquisitions and may contemplate external funding for potential growth projects and acquisitions. Any limitations on our access to capital may impair our ability to execute this strategy. If the cost of such capital becomes too expensive, our ability to develop or acquire strategic and accretive assets may be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders. These factors may impair our ability to execute our growth and acquisition strategy.

Current economic conditions and competition for asset purchases and development opportunities could limit our ability to fully execute our growth strategy. Due to increased volatility in commodity prices and the broader market, the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all has been negatively impacted. We believe we have sufficient access to financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures in 2022 and beyond. For additional information regarding our financing activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Liquidity and Capital Resources.”

Increased Regulation

Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers and increased GHG emission regulations may cause reductions in supplies of natural gas, NGLs and crude oil from producers. Please read “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets”, “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change (including legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” and “Increasing attention to ESG matters may impact our business” under Item 1A of this Annual Report. Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations.

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

Management uses a variety of financial measures and operational measurements to analyze our performance. These include: (1) throughput volumes, facility efficiencies and fuel consumption, (2) operating expenses, (3) capital expenditures and (4) the following non-GAAP measures: adjusted EBITDA, distributable cash flow, adjusted free cash flow and adjusted operating margin (segment).

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

Non-GAAP Measures

We utilize non-GAAP measures to analyze our performance. Adjusted EBITDA, distributable cash flow, adjusted free cash flow and adjusted operating margin (segment) are non-GAAP measures. The GAAP measure most directly comparable to these non-GAAP measures are income (loss) from operations, net income (loss) attributable to TRC and segment operating margin. These non-GAAP measures should not be considered as an alternative to GAAP measures and have important limitations as analytical tools. Investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because our non-GAAP measures exclude some, but not all, items that affect income and segment operating margin, and are defined differently by different companies within our industry, our definitions may not be comparable with similarly titled measures of other companies, thereby diminishing their utility. Management compensates for the limitations of our non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into our decision-making processes.

Adjusted Operating Margin

We define adjusted operating margin for our segments as revenues less product purchases and fuel. It is impacted by volumes and commodity prices as well as by our contract mix and commodity hedging program.

Gathering and Processing adjusted operating margin consists primarily of:

•	service fees related to natural gas and crude oil gathering, treating and processing; and
•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer settlements, fuel and transport and our equity volume hedge settlements.

Logistics and Transportation adjusted operating margin consists primarily of:

•	service fees (including the pass-through of energy costs included in fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, fuel, third-party transportation costs and the net inventory change.

The adjusted operating margin impacts of mark-to-market hedge unrealized changes in fair value are reported in Other.

Adjusted operating margin for our segments provides useful information to investors because it is used as a supplemental financial measure by management and by external users of our financial statements, including investors and commercial banks, to assess:

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

Management reviews adjusted operating margin and operating margin for our segments monthly as a core internal management process. We believe that investors benefit from having access to the same financial measures that management uses in evaluating our operating results. The reconciliation of our adjusted operating margin to the most directly comparable GAAP measure is presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – By Reportable Segment.”

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

Distributable Cash Flow and Adjusted Free Cash Flow

We define distributable cash flow as adjusted EBITDA less distributions to TRP preferred limited partners, cash interest expense on debt obligations, cash tax (expense) benefit and maintenance capital expenditures (net of any reimbursements of project costs). The Preferred Units that were issued by the Partnership in October 2015 were redeemed in December 2020. We define adjusted free cash flow as distributable cash flow less growth capital expenditures, net of contributions from noncontrolling interest and net contributions to investments in unconsolidated affiliates. Distributable cash flow and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated.

	Year Ended December 31,
	2021	2020
	(In millions)
Reconciliation of Net income (loss) attributable to TRC to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to TRC	$71.2	$(1,553.9)
Income attributable to TRP preferred limited partners	—	15.1
Interest (income) expense, net	387.9	391.3
Income tax expense (benefit)	14.8	(248.1)
Depreciation and amortization expense	870.6	865.1
Impairment of long-lived assets	452.3	2,442.8
(Gain) loss on sale or disposition of business and assets	2.0	58.4
Write-down of assets	10.3	55.6
(Gain) loss from financing activities (1)	16.6	(45.6)
Equity (earnings) loss	23.9	(72.6)
Distributions from unconsolidated affiliates and preferred partner interests, net	116.5	108.6
Change in contingent considerations	0.1	(0.3)
Compensation on equity grants	59.2	66.2
Risk management activities	116.0	(228.2)
Severance and related benefits (2)	—	6.5
Noncontrolling interests adjustments (3)	(89.4)	(224.3)
TRC Adjusted EBITDA	$2,052.0	$1,636.6
Distributions to TRP preferred limited partners	—	(15.1)
Interest expense on debt obligations (4)	(376.2)	(388.9)
Maintenance capital expenditures, net (5)	(131.7)	(104.2)
Cash taxes	(2.7)	44.4
Distributable Cash Flow	$1,541.4	$1,172.8
Growth capital expenditures, net (5)	(407.7)	(597.9)
Adjusted Free Cash Flow	$1,133.7	$574.9

(1)	Gains or losses on debt repurchases or early debt extinguishments.
(2)	Represents one-time severance and related benefit expense related to our cost reduction measures.
(3)	Noncontrolling interest portion of depreciation and amortization expense (including the effects of the impairment of long-lived assets on non-controlling interests).
(4)	Excludes amortization of interest expense.
(5)	Represents capital expenditures, net of contributions from noncontrolling interests and includes net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2021	2020	2021 vs. 2020
	(In millions)
Revenues:
Sales of commodities	$15,602.5	$7,171.0	$8,431.5	118%
Fees from midstream services	1,347.3	1,089.3	258.0	24%
Total revenues	16,949.8	8,260.3	8,689.5	105%
Product purchases and fuel (1)	13,729.5	5,186.5	8,543.0	165%
Operating expenses (1)	747.0	698.4	48.6	7%
Depreciation and amortization expense	870.6	865.1	5.5	1%
General and administrative expense	273.2	254.6	18.6	7%
Impairment of long-lived assets	452.3	2,442.8	(1,990.5)	(81%)
Other operating (income) expense	12.4	116.6	(104.2)	(89%)
Income (loss) from operations	864.8	(1,303.7)	2,168.5	166%
Interest expense, net	(387.9)	(391.3)	3.4	1%
Equity earnings (loss)	(23.9)	72.6	(96.5)	(133%)
Gain (loss) from financing activities	(16.6)	45.6	(62.2)	(136%)
Change in contingent considerations	(0.1)	0.3	(0.4)	(133%)
Other, net	0.6	3.4	(2.8)	(82%)
Income tax (expense) benefit	(14.8)	248.1	(262.9)	(106%)
Net income (loss)	422.1	(1,325.0)	1,747.1	132%
Less: Net income (loss) attributable to noncontrolling interests	350.9	228.9	122.0	53%
Net income (loss) attributable to Targa Resources Corp.	71.2	(1,553.9)	1,625.1	105%
Dividends on Series A Preferred Stock	87.3	91.7	(4.4)	(5%)
Deemed dividends on Series A Preferred Stock	—	39.2	(39.2)	(100%)
Net income (loss) attributable to common shareholders	$(16.1)	$(1,684.8)	$1,668.7	99%
Financial data:
Adjusted EBITDA (2)	$2,052.0	$1,636.6	$415.4	25%
Distributable cash flow (2)	1,541.4	1,172.8	368.6	31%
Adjusted free cash flow (2)	1,133.7	574.9	558.8	97%

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

2021 Compared to 2020

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($8,449.3 million) and higher NGL and natural gas volumes ($917.3 million), partially offset by lower petroleum products, crude marketing and condensate volumes ($147.6 million) and the unfavorable impact of hedges ($787.5 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees and fractionation volumes, partially offset by lower terminaling and storage fees.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes, partially offset by lower petroleum products, crude marketing and condensate volumes.

The increase in operating expenses was due to higher labor costs and repairs and maintenance primarily due to increased activity levels and system expansions, partially offset by the reduction in expense due to the idling of GCF in 2021.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in general and administrative expense was primarily due to higher compensation and benefits and an increase in insurance costs.

In 2021, we recognized a non-cash pre-tax impairment loss of $452.3 million on assets in the South Texas region associated with our Central operations. In 2020, we recognized a non-cash pre-tax impairment loss of $2,442.8 million on assets in the Mid-Continent region associated with our Central operations and full impairment of our Coastal operations. See Note 5 - Property, Plant and Equipment and Intangible Assets for further discussion.

Other operating (income) expense in 2021 consisted primarily of the write-down of certain assets to their recoverable amounts. Other operating (income) expense in 2020 consisted primarily of a loss associated with the reduction in the carrying value of our assets in Channelview, Texas in connection with the October 2020 Sale and write-down of certain assets to their recoverable amounts.

The decrease in equity earnings is primarily due to non-cash pre-tax impairment losses of $77.2 on our investments in T2 Eagle Ford and T2 LaSalle located in the South Texas region and lower earnings from our investments in GCF, Cayenne and GCX DevCo JV. See Note 7 – Investments in Unconsolidated Affiliates for further discussion.

During 2021, the Partnership redeemed the 5⅛% Notes and the 4¼% Notes and Targa Pipeline Partners LP (“TPL”) redeemed the TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023, resulting in a $16.6 million net loss from financing activities. During 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market and redeemed the 6¾% Senior Notes due 2024 and the 5¼% Senior Notes due 2023, resulting in a $45.6 million net gain from financing activities.

The increase in income tax expense is primarily due to an increase in pre-tax book income.

The increase in net income attributable to noncontrolling interests is primarily due to impairment losses allocated to noncontrolling interest holders in the first quarter of 2020 and higher income allocated to noncontrolling interest holders in Grand Prix Joint Venture. The increase in net income attributable to noncontrolling interests was partially offset by impairment losses allocated to noncontrolling interest holders in the fourth quarter of 2021 and the impact of the redemption of the Partnership’s preferred units in December 2020.

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

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Year Ended:
December 31, 2021	$1,325.3	$1,264.3	$(115.9)
December 31, 2020	1,017.7	1,128.0	229.7

Gathering and Processing Segment

	Year Ended December 31,
	2021	2020	2021 vs. 2020
	(In millions, except operating statistics and price amounts)
Operating margin	$1,325.3	$1,017.7	$307.6	30%
Operating expenses (1)	476.2	429.9	46.3	11%
Adjusted operating margin (1)	$1,801.5	$1,447.6	$353.9	24%
Operating statistics (2):
Plant natural gas inlet, MMcf/d (3),(4)
Permian Midland (5)	1,928.4	1,745.6	182.8	10%
Permian Delaware	839.8	729.4	110.4	15%
Total Permian	2,768.2	2,475.0	293.2

SouthTX (6)	177.7	248.1	(70.4)	(28%)
North Texas	178.9	201.6	(22.7)	(11%)
SouthOK (6)	405.9	443.0	(37.1)	(8%)
WestOK	212.6	249.5	(36.9)	(15%)
Total Central	975.1	1,142.2	(167.1)

Badlands (6) (7)	139.8	137.8	2.0	1%
Total Field	3,883.1	3,755.0	128.1

Coastal	587.2	643.3	(56.1)	(9%)

Total	4,470.3	4,398.3	72.0	2%
NGL production, MBbl/d (4)
Permian Midland (5)	277.9	250.8	27.1	11%
Permian Delaware	114.1	99.1	15.0	15%
Total Permian	392.0	349.9	42.1

SouthTX (6)	22.2	26.1	(3.9)	(15%)
North Texas	20.1	23.9	(3.8)	(16%)
SouthOK (6)	49.5	52.4	(2.9)	(6%)
WestOK	16.5	20.3	(3.8)	(19%)
Total Central	108.3	122.7	(14.4)

Badlands (6)	16.2	16.3	(0.1)	(1%)
Total Field	516.5	488.9	27.6

Coastal	33.9	40.0	(6.1)	(15%)

Total	550.4	528.9	21.5	4%
Crude oil, Badlands, MBbl/d	140.9	156.5	(15.6)	(10%)
Crude oil, Permian, MBbl/d	35.0	43.3	(8.3)	(19%)
Natural gas sales, BBtu/d (4)	2,207.7	2,094.8	112.9	5%
NGL sales, MBbl/d (4)	394.6	399.5	(4.9)	(1%)
Condensate sales, MBbl/d	14.9	15.5	(0.6)	(4%)
Average realized prices - inclusive of hedges (8):
Natural gas, $/MMBtu	3.27	1.27	2.00	157%
NGL, $/gal	0.61	0.26	0.35	135%
Condensate, $/Bbl	60.02	39.40	20.62	52%

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

(6)	Operations include facilities that are not wholly owned by us. For more information regarding our joint ventures and jointly owned facilities, see “Item 1. Business—Our Business Operations.”
(7)	Badlands natural gas inlet represents the total wellhead volume and includes the Targa volumes processed at the Little Missouri 4 plant.
(8)

Average realized prices include the effect of realized commodity hedge gain/loss attributable to our equity volumes. The price is calculated using total commodity sales plus the hedge gain/loss as the numerator and total sales volume as the denominator.

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	76.8	$(1.41)	$(108.0)	68.1	$0.37	$25.1
NGL (MMgal)	581.5	(0.26)	(153.1)	451.4	0.12	53.3
Crude oil (MBbl)	2.1	(14.33)	(30.1)	1.9	18.54	34.9
			$(291.2)			$113.3

________________

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

2021 Compared to 2020

The increase in adjusted operating margin was due to higher realized commodity prices and higher natural gas inlet volumes resulting in increased margin predominantly in the Permian, partially offset by the short-term operational disruption and impacts associated with a major winter storm during the first quarter of 2021. The increase in natural gas inlet volumes in the Permian was attributable to higher production, higher producer activity, the addition of the Peregrine and Gateway plants during 2020 and the Heim plant during the third quarter of 2021. In the Badlands, natural gas inlet volumes were relatively flat, while the decrease in the Central and Coastal regions was due to lower production and continued low producer activity. Total crude oil volumes decreased in the Badlands and the Permian due to lower production.

Operating expenses were higher due to increased activity levels in the Permian, the additions of the Peregrine and Gateway plants in 2020 and the Heim plant in the third quarter of 2021, which resulted in increased labor costs, materials and chemicals, partially offset by a reduction in taxes.

Logistics and Transportation Segment

	Year Ended December 31,
	2021	2020	2021 vs. 2020
	(In millions, except operating statistics)
Operating margin	$1,264.3	$1,128.0	$136.3	12%
Operating expenses (1)	273.0	274.0	(1.0)	—
Adjusted operating margin (1)	$1,537.3	$1,402.0	$135.3	10%
Operating statistics MBbl/d (2):
NGL pipeline transportation volumes (3)	396.2	293.7	102.5	35%
Fractionation volumes	616.0	602.9	13.1	2%
Export volumes (4)	316.9	300.4	16.5	5%
NGL sales	899.7	752.5	147.2	20%

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

(3)	Represents the total quantity of mixed NGLs that earn a transportation margin.
(4)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.

2021 Compared to 2020

The increase in adjusted operating margin was primarily due to higher pipeline transportation and fractionation volumes that benefited from higher supply volumes from our Permian Gathering and Processing systems, partially offset by short-term operational disruptions and impacts associated with the major winter storm during the first quarter of 2021. Additionally, fractionation volumes for the full year were partially offset by an unplanned outage and associated repairs and maintenance in the fourth quarter of 2021. Other drivers included higher marketing margin due to greater optimization opportunities, partially offset by lower LPG export margin primarily attributable to lower fees.

Operating expenses were flat. The sale of assets in Channelview, Texas in 2020 and the absence of one-time maintenance expenses, including hurricane damage repairs in the fourth quarter of 2020, were offset by higher taxes due to system expansions and higher compensation and benefits.

Other

	Year Ended December 31,
	2021	2020	2021 vs. 2020
	(In millions)
Operating margin	$(115.9)	$229.7	$(345.6)
Adjusted operating margin	$(115.9)	$229.7	$(345.6)

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

Our Liquidity and Capital Resources

As of December 31, 2021, inclusive of our consolidated joint venture accounts, we had $158.5 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the New TRC Revolver and the Securitization Facility and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

We believe our sources of liquidity and capital resources are sufficient to meet our anticipated cash requirements for at least the next twelve months to satisfy our obligations. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. For additional discussion on recent factors impacting our liquidity and capital resources, please see “Recent Developments.”

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

The Partnership’s debt agreements may restrict or prohibit the payment of distributions by the Partnership to us if the Partnership is in default. If the Partnership cannot make distributions to us, we may be limited in our ability, or unable, to pay dividends on our common stock or Series A Preferred. In addition, so long as any of our Series A Preferred are outstanding, certain common stock distribution limitations exist.

Short-term Liquidity

Our principal sources of short-term liquidity consist of internally generated cash flow, borrowings available under the New TRC Revolver, as well as our right to request additional commitment increases under the New TRC Revolver, the Securitization Facility, proceeds from debt and equity offerings and joint ventures and/or asset sales. Based on anticipated levels of operations and absent any disruptive events, we believe our liquidity is sufficient to finance our operations, capital expenditures, quarterly cash dividends and obligations, as discussed further below, for at least the next twelve months.

Our short-term liquidity on a consolidated basis as of February 18, 2022, was:

Consolidated Total
(In millions)
Cash on hand (1)	$382.1
Total availability under the New TRC Revolver	2,750.0
Total availability under the Securitization Facility	400.0
3,532.1

Less: Outstanding borrowings under the New TRC Revolver	(825.0)
Outstanding borrowings under the Securitization Facility	(400.0)
Outstanding letters of credit under the New TRC Revolver	(105.2)
Total liquidity	$2,201.9

_________________________________

(1)	Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements includes our right to request an additional $500.0 million in commitment increases under the New TRC Revolver, subject to the terms therein. The New TRC Revolver matures on February 17, 2027.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. These letters of credit reflect our non-investment grade status, as assigned to us by Moody’s and S&P as of February 18, 2022. They also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of December 31, 2021 decreased $209.6 million compared to December 31, 2020. The decrease was primarily due to higher product purchases and fuel payable as a result of higher commodity prices and an increase in the current liability position of our derivative contracts, partially offset by higher receivables resulting from higher commodity prices and lower borrowings on the Securitization Facility.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements. The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the New TRC Revolver and the Securitization Facility. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2021, we did not have any interest rate hedges.

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

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4% Senior Notes due 2032, resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the February Tender Offer and subsequent redemption payment for the 5⅛% Notes, with the remainder used for repayment of borrowings under the Existing TRP Revolver and Existing TRC Revolver. As a result of the February Tender Offer and the subsequent redemption of the 5⅛% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Additionally, TPL redeemed all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”) in February 2021 with available liquidity under the Existing TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

The Partnership redeemed all of the outstanding 4¼% Senior Notes due 2023 (the “4¼% Senior Notes”) in May 2021 with available liquidity under the Existing TRP Revolver. As a result of the redemption of the 4¼% Senior Notes, we recorded a loss due to debt extinguishment of $1.9 million.

In April 2021, we amended the Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expectations for borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

In February 2022, we entered into the New TRC Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto. The New TRC Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the New TRC Revolver, and a swing line sub-facility of up to $100.0 million. The New TRC Revolver matures on February 17, 2027. In connection with our entry into the New TRC Revolver, we terminated the Existing TRC Revolver and Existing TRP Revolver.

On February 18, 2022, we and certain of our subsidiaries entered into a Parent Guarantee to guarantee all of the obligations of the Partnership and Targa Resources Partners Finance Corp. (together with the Partnership, the “Issuers”) under the respective indentures governing the Issuers’ $6.5 billion of outstanding senior unsecured notes. For a full discussion of the senior unsecured notes and related terms, see Note 8 – Debt Obligations in our Consolidated Financial Statements beginning on page F-1 in this Form 10-K.

We or the Partnership may retire or purchase various series of our outstanding debt through cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Additionally, we may redeem all or a portion of the Series A Preferred in the future pursuant to its terms or repurchase Series A Preferred shares in privately negotiated transactions. Such repurchases, exchanges or transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

To date, our debt balances and our subsidiaries’ debt balances have not adversely affected our operations, ability to grow or ability to repay or refinance indebtedness. For additional information about our debt-related transactions, see Note 8 - Debt Obligations to our consolidated financial statements.

Compliance with Debt Covenants

As of December 31, 2021, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Year Ended December 31,
2021	2020	2021 vs. 2020
(In millions)
$2,302.9	$1,744.5	$558.4

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

The increase in net cash provided by operations was primarily due to higher commodity prices, resulting in higher collections from customers, partially offset by an increase in payments for product purchases and fuel and hedge transactions.

Cash Flows from Investing Activities

Year Ended December 31,
2021	2020	2021 vs. 2020
(In millions)
$(473.2)	$(738.1)	$264.9

The decrease in net cash used in investing activities was primarily due to lower outlays for property, plant and equipment of $446.5 million, resulting from the completion of Trains 7 and 8, the LPG export expansion, the Grand Prix Central Oklahoma extension, and the Gateway and Peregrine plants and associated infrastructure in the Permian Basin in 2020, partially offset by higher proceeds from the sale of business and assets of $186.5 million, including from the sale of our Delaware crude system in 2020.

Cash Flows from Financing Activities

	Year Ended December 31,
	2021	2020
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$(1,189.1)	$(32.9)
Contributions from (distributions to) noncontrolling interests	(484.2)	(397.7)
Dividends and distributions	(187.5)	(395.9)
Redemption of Preferred Units	—	(125.0)
Partial repurchase of Series A Preferred Stock	—	(45.8)
Other	(53.2)	(97.4)
Net cash provided by (used in) financing activities	$(1,914.0)	$(1,094.7)

The increase in net cash used in financing activities was primarily due to higher repayments of debt and higher distributions to noncontrolling interests in 2021, partially offset by lower dividends and distributions paid in 2021 and redemption of Preferred Units and partial repurchase of Preferred Stock in 2020.

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
December 31, 2021	February 15, 2022	$81.4	$80.1	$1.3	$0.35000
September 30, 2021	November 15, 2021	23.3	22.9	0.4	0.10000
June 30, 2021	August 16, 2021	23.3	22.9	0.4	0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $87.3 million were paid to holders of the Series A Preferred during the year ended December 31, 2021. As of December 31, 2021, cash dividends accrued for our Series A Preferred were $21.8 million, which were paid on February 14, 2022.

Capital Expenditures

The following table details cash outlays for capital projects for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In millions)
Capital expenditures:
Growth (1)	$421.9	$617.3
Maintenance (2)	138.6	109.5
Gross capital expenditures	560.5	726.8
Transfers from materials and supplies inventory to property, plant and equipment	(2.4)	(2.1)
Change in capital project payables and accruals, net	(53.0)	226.9
Cash outlays for capital projects	$505.1	$951.6

(1)

Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $407.7 million and $597.9 million for the years ended December 31, 2021 and 2020.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $131.7 million and $104.2 million for the years ended December 31, 2021 and 2020.

The decrease in total growth capital expenditures was primarily due to lower spending on growth capital investments in 2021, as a significant portion of our major projects began full service in 2020, including Trains 7 and 8, the LPG export expansion, the Grand Prix Central Oklahoma extension, and the Gateway and Peregrine plants and associated infrastructure in the Permian Basin. The increase in total maintenance capital expenditures was primarily due to system expansions.

We currently estimate that in 2022 we will invest between $700 to $800 million in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2022 maintenance capital expenditures, net of noncontrolling interests, will be approximately $150 million.

Off-Balance Sheet Arrangements

As of December 31, 2021, there were $65.2 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

We have invested in entities that are not consolidated in our financial statements. For information on our obligations with respect to these investments, as well as our obligations with respect to related letters of credit, see Note 7 – Investments in Unconsolidated Affiliates and Note 8 – Debt Obligations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. The following is a summary of our material future contractual obligations:

Contractual Obligations:	Total	Within 12 Months
	(in millions)
Long-term debt obligations (1)	$6,465.7	$—
Interest on debt obligations (2)	2,457.4	359.3
Operating leases (3)	51.6	13.3
Finance leases (4)	27.9	13.1
Land site lease and rights of way (5)	237.3	4.5
Purchase obligations (6)	1,477.0	645.0
Other long-term liabilities (7)	112.2	11.8
Total	$10,829.1	$1,047.0

(1)	Represents scheduled future maturities of long-term debt obligation. See Note 8 - Debt Obligations for more information.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing December 31, 2021 rates for floating debt. See Note 8 - Debt Obligations for more information.
(3)	Includes minimum payments on operating lease obligations for office space and railcars. See Note 10 - Leases for more information.
(4)	Includes minimum payments on finance lease obligations for vehicles and tractors. See Note 10 - Leases for more information.
(5)

Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual. See Note 18 - Commitments for more information.

(6)

Includes commitments for pipeline capacity payments for firm transportation and throughput and deficiency agreements, purchase of natural gas and NGLs, capital expenditures, operating expenses and service contracts. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2021.

(7)

Includes long-term liabilities of which we are certain of the amount and timing, including certain arrangements that resulted in deferred revenue and other liabilities pertaining to accrued dividends. See Note 9 - Other Long-term Liabilities for more information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our principal market risks are our exposure to changes in commodity prices, particularly to the prices of natural gas, NGLs and crude oil, changes in interest rates, as well as nonperformance by our risk management counterparties and customers.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2021, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing segment that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short term commodity related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedges are documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. Our payment obligations in connection with substantially all of these hedging transactions and any additional credit exposure due to a rise in commodity prices relative to the fixed prices set forth in the hedges are secured by a first priority lien in the collateral securing the New TRC Revolver that ranks equal in right of payment with liens granted in favor of Targa’s senior secured lenders. As long as this first priority lien is in effect, we expect to have no obligation to post cash, letters of credit or other additional collateral to secure these hedges at any time, even if a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices or because there has been a change in our creditworthiness. Upon Targa achieving an investment grade rating, the first priority lien securing such hedges may be terminated at our election. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2021:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
Natural gas	$(82.5)	$(36.0)	$(129.0)
NGLs	(187.4)	(114.6)	(260.2)
Crude oil	(46.8)	(24.5)	(69.1)
Total	$(316.7)	$(175.1)	$(458.3)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the years ended December 31, 2021 and 2020, our operating revenues increased (decreased) by ($490.6) million and $296.9 million as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of ($51.2) million at December 31, 2020 to a net liability position of ($316.7) million at December 31, 2021. Forward commodity prices have increased relative to the fixed prices on our derivative contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the New TRC Revolver and the Securitization Facility. As of December 31, 2021, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the New TRC Revolver and the Securitization Facility will also increase. As of December 31, 2021, the Partnership had $150.0 million in outstanding variable rate borrowings under the Securitization Facility and we had no borrowings under the Existing TRP Revolver and Existing TRC Revolver. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact the Partnership’s annual interest expense by $1.5 million and our consolidated annual interest expense by $1.5 million based on our December 31, 2021 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity. As of December 31, 2021, all our commodity derivative instruments were in a net liability position, and as such, we had no counterparty credit risk exposure as of that date.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $0.1 million as of December 31, 2021 and December 31, 2020. Changes in the allowance for doubtful accounts were not material for the year ended December 31, 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2021.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

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

10.11+

Form of Performance Share Unit Grant Agreement, dated as of January 16, 2020 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2020 (File No. 001-34991)).

10.12+*	Form of Performance Share Unit Grant Agreement, dated as of January 20, 2022 under Targa Resources Corp. 2010 Stock Incentive Plan.

10.13+*	Omnibus Amendment to Performance Share Unit Grant Agreements, dated as of December 15, 2021.

10.14+

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

10.17+

First Amendment to the Targa Resources Corp. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 18, 2021 (File No. 001-34991)).

10.18+

Targa Resources Executive Officer Change in Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 19, 2012 (File No. 001-34991)).

10.19+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-34991)).

10.20

Indenture dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-34991)).

10.21

Registration Rights Agreement dated as of October 6, 2016 among Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers party thereto (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Current Report on Form 8-K filed October 12, 2016 (File No. 001-34991)).

10.22

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

10.29

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

10.30

Supplemental Indenture dated September 17, 2021 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.31*

Supplemental Indenture dated November 30, 2021 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.32*

Supplemental Indenture dated January 28, 2022 to Indenture dated October 6, 2016, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.33

Indenture dated as of October 17, 2017 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

10.34

Registration Rights Agreement dated as of October 17, 2017 among the Issuers, the Guarantors and Citigroup Global Markets Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

10.35

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

10.37

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

10.38

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

10.39

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

10.40

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

10.41

Supplemental Indenture dated September 17, 2021 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.42*

Supplemental Indenture dated November 30, 2021 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.43*

Supplemental Indenture dated January 28, 2022 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.44

Indenture dated as of April 12, 2018 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

10.45

Registration Rights Agreement dated as of April 12, 2018 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed April 16, 2018).

10.46

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

10.47

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

10.48

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

10.49

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

10.50

Supplemental Indenture dated September 17, 2021 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.51*

Supplemental Indenture dated November 30, 2021 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.52*

Supplemental Indenture dated January 28, 2022 to Indenture dated April 12, 2018, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.53

Indenture dated as of January 17, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

10.54

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

10.57

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

10.58

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

10.59

Supplemental Indenture dated September 17, 2021 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.60*

Supplemental Indenture dated November 30, 2021 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.61*

Supplemental Indenture dated January 28, 2022 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.62

Indenture dated as of November 27, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed December 3, 2019).

10.63

Registration Rights Agreement dated as of November 27, 2019 among the Issuers, the Guarantors and RBC Capital Markets, LLC, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit to 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed December 3, 2019.

10.64

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

10.65

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

10.66

Supplemental Indenture dated September 17, 2021 to Indenture dated November 27, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.67*

Supplemental Indenture dated November 30, 2021 to Indenture dated November 27, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.68*

Supplemental Indenture dated January 28, 2022 to Indenture dated November 27, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.69

Indenture dated as of August 18, 2020 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed August 21, 2020).

10.70

Registration Rights Agreement dated as of August 18, 2020 among the Issuers, the Guarantors and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed August 21, 2020).

10.71

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

10.72

Supplemental Indenture dated September 17, 2021 to Indenture dated August 18, 2020, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.73*

Supplemental Indenture dated November 30, 2021 to Indenture dated August 18, 2020, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.74*

Supplemental Indenture dated January 28, 2022 to Indenture dated August 18, 2020, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.75

Purchase Agreement dated as of January 19, 2021, among the Issuers, the Guarantors and BofA Securities, Inc. as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 22, 2021).

10.76

Indenture dated as of February 2, 2021 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-3303) filed February 5, 2021).

10.77

Registration Rights Agreement dated as of February 2, 2021 among the Issuers, the Guarantors and BofA Securities, Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-3303) filed February 5, 2021).

10.78

Supplemental Indenture dated September 17, 2021 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 4, 2021 (File No. 001-34991)).

10.79*

Supplemental Indenture dated November 30, 2021 to Indenture dated February 2, 2021, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.80*

Supplemental Indenture dated January 28, 2022 to Indenture dated February 2, 2021, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.81+

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

10.92+

Indemnification Agreement by and between Targa Resources Corp. and Jennifer Kneale, dated July 1, 2016 (incorporated by reference to Exhibit 10.90 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2020 (File No. 001-34991)).

10.93

Indemnification Agreement by and between Targa Resources Corp. and Lindsey M. Cooksen, dated June 1, 2020 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed June 3, 2020 (File No. 001-34991)).

10.94

Amended and Restated Registration Rights Agreement dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.95

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

10.96

Purchase and Sale Agreement, dated January 10, 2013, between the originators from time to time party thereto as Originators and Targa Receivables LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.97

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

10.98

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

10.99

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

10.100

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

10.101

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

10.102

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

10.103

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

10.104*

Eleventh Amendment to Receivables Purchase Agreement, dated December 13, 2021, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank.

10.105

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.106

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

Targa Resources Corp.
(Registrant)

Date: February 24, 2022	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title (Position with Targa Resources Corp.)

/s/ Matthew J. Meloy	Chief Executive Officer and Director
Matthew J. Meloy	(Principal Executive Officer)

/s/ Jennifer R. Kneale	Chief Financial Officer
Jennifer R. Kneale	(Principal Financial Officer)

/s/ Julie H. Boushka	Senior Vice President and Chief Accounting Officer
Julie H. Boushka	(Principal Accounting Officer)

/s/ Paul W. Chung	Chairman of the Board and Director
Paul W. Chung

/s/ Beth A. Bowman	Director
Beth A. Bowman

/s/ Lindsey M. Cooksen	Director
Lindsey M. Cooksen

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Waters S. Davis, IV	Director
Waters S. Davis, IV

/s/ Robert B. Evans	Director
Robert B. Evans.

/s/ Laura C. Fulton	Director
Laura C. Fulton

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Joe Bob Perkins	Director
Joe Bob Perkins

/s/ Ershel C. Redd Jr.	Director
Ershel C. Redd Jr.

/s/ Chris Tong	Director
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Targa Resources Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners' equity and Series A preferred stock and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Certain Gas Processing Facilities and Gathering Systems associated with the Central Operations in the Gathering and Processing Segment

As described in Notes 3 and 5 to the consolidated financial statements, the Company’s consolidated property, plant and equipment, net and intangible assets, net balances were $11,667.7 million and $1,094.8 million, respectively, as of December 31, 2021. Management reviews and evaluates long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. If the carrying amount exceeds the expected future undiscounted cash flows, management recognizes a non-cash pre-tax impairment loss equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The estimated cash flows used to assess recoverability of the Company’s long-lived assets and measure fair value of the asset groups are derived from current business plans, which are developed using near-term price and volume projections reflective of the current environment and management's projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include volume projections, operating costs, timing of incurring such costs and the use of an appropriate terminal value and discount rate. In the fourth quarter of 2021, due to lower expectations regarding volumes and rates in the South Texas region, the Company recorded a non-cash pre-tax impairment of $452.3 million for the partial impairment of certain gas processing facilities and gathering systems associated with the Central Operations in the Gathering and Processing Segment.

The principal considerations for our determination that performing procedures relating to the impairment assessment of certain gas processing facilities and gathering systems associated with the Central Operations in the Gathering and Processing segment is a critical audit matter are (i) the significant judgment by management when developing the estimated cash flows and subsequent estimated fair value determination by applying a discount rate; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the future natural gas production volumes, price assumptions, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the assessment of property, plant and equipment, net and intangible assets, net for impairment, including controls over management’s development of assumptions used in the estimated cash flows and the estimated fair value. Our procedures also included, among others (i) testing management’s process for developing the estimated cash flows and estimating fair value; (ii) evaluating the appropriateness of the estimated cash flow model; (iii) testing the completeness and accuracy of data used in the model, and (iv) evaluating the significant assumptions used by management related to the future natural gas production volumes, price assumptions, and discount rate. Evaluating management’s assumptions related to future natural gas production volumes and price assumptions involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset group and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 24, 2022

We have served as the Company’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$158.5	$242.8
Trade receivables, net of allowances of $0.1 million and $0.1 million at December 31, 2021 and December 31, 2020	1,331.9	862.8
Inventories	153.4	181.5
Assets from risk management activities	43.1	85.5
Other current assets	82.9	87.7
Total current assets	1,769.8	1,460.3
Property, plant and equipment, net	11,667.7	12,173.6
Intangible assets, net	1,094.8	1,382.4
Long-term assets from risk management activities	7.7	49.3
Investments in unconsolidated affiliates	586.5	714.0
Other long-term assets	81.7	96.1
Total assets	$15,208.2	$15,875.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,402.3	$833.8
Accrued liabilities	272.2	186.4
Distributions payable	64.5	115.4
Interest payable	138.5	132.6
Liabilities from risk management activities	258.2	142.6
Current debt obligations	162.8	368.6
Total current liabilities	2,298.5	1,779.4
Long-term debt	6,434.4	7,387.1
Long-term liabilities from risk management activities	109.3	43.4
Deferred income taxes, net	136.0	152.1
Other long-term liabilities	301.6	309.1
Contingencies (see Note 19)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, 919,300 shares issued and outstanding as of December 31, 2021 and 2020), net of discount (see Note 11)	749.7	301.4
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of December 31, 2021 and 300,000,000 shares authorized as of December 31, 2020)	0.2	0.2
Issued Outstanding
December 31, 2021 236,105,293 228,221,122
December 31, 2020 234,792,888 228,061,853
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	4,268.9	4,839.9
Retained earnings (deficit)	(1,822.3)	(1,893.5)
Accumulated other comprehensive income (loss)	(230.9)	(141.8)
Treasury stock, at cost (7,884,171 shares as of December 31, 2021 and 6,731,035 shares as of December 31, 2020)	(204.1)	(150.9)
Total Targa Resources Corp. stockholders' equity	2,011.8	2,653.9
Noncontrolling interests	3,166.9	3,249.3
Total owners' equity	5,178.7	5,903.2
Total liabilities, Series A Preferred Stock and owners' equity	$15,208.2	$15,875.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$15,602.5	$7,171.0	$7,393.8
Fees from midstream services	1,347.3	1,089.3	1,277.3
Total revenues	16,949.8	8,260.3	8,671.1
Costs and expenses:
Product purchases and fuel	13,729.5	5,186.5	6,208.0
Operating expenses	747.0	698.4	703.4
Depreciation and amortization expense	870.6	865.1	971.6
General and administrative expense	273.2	254.6	280.7
Impairment of long-lived assets	452.3	2,442.8	225.3
Other operating (income) expense	12.4	116.6	89.2
Income (loss) from operations	864.8	(1,303.7)	192.9
Other income (expense):
Interest expense, net	(387.9)	(391.3)	(337.8)
Equity earnings (loss)	(23.9)	72.6	39.0
Gain (loss) from financing activities	(16.6)	45.6	(1.4)
Gain (loss) from sale of equity-method investment	—	—	69.3
Change in contingent considerations	(0.1)	0.3	(8.7)
Other, net	0.6	3.4	—
Income (loss) before income taxes	436.9	(1,573.1)	(46.7)
Income tax (expense) benefit	(14.8)	248.1	87.9
Net income (loss)	422.1	(1,325.0)	41.2
Less: Net income (loss) attributable to noncontrolling interests	350.9	228.9	250.4
Net income (loss) attributable to Targa Resources Corp.	71.2	(1,553.9)	(209.2)
Dividends on Series A Preferred Stock	87.3	91.7	91.7
Deemed dividends on Series A Preferred Stock	—	39.2	33.1
Net income (loss) attributable to common shareholders	$(16.1)	$(1,684.8)	$(334.0)

Net income (loss) per common share - basic	$(0.07)	$(7.26)	$(1.44)
Net income (loss) per common share - diluted	$(0.07)	$(7.26)	$(1.44)
Weighted average shares outstanding - basic	228.6	232.2	232.5
Weighted average shares outstanding - diluted	228.6	232.2	232.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021			2020			2019
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(In millions)

Net income (loss)			$422.1			$(1,325.0)			$41.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(534.6)	$128.4	(406.2)	$(218.3)	$51.5	(166.8)	$135.6	$(32.3)	103.3
Settlements reclassified to revenues	417.3	(100.2)	317.1	(90.8)	23.3	(67.5)	(138.0)	32.9	(105.1)
Other comprehensive income (loss)	(117.3)	28.2	(89.1)	(309.1)	74.8	(234.3)	(2.4)	0.6	(1.8)
Comprehensive income (loss)			333.0			(1,559.3)			39.4
Less: Comprehensive income (loss) attributable to noncontrolling interests			350.9			228.9			250.4
Comprehensive income (loss) attributable to Targa Resources Corp.			$(17.9)			$(1,788.2)			$(211.0)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)

Balance, December 31, 2018	231,791	$0.2	$6,154.9	$(130.4)	$94.3	666	$(39.6)	$1,391.4	$7,470.8	$245.7
Compensation on equity grants	—	—	60.3	—	—	—	—	—	60.3	—
Distribution equivalent rights	—	—	(14.2)	—	—	—	—	—	(14.2)	—
Shares issued under compensation program	1,397	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(344)	—	—	—	—	344	(13.9)	—	(13.9)	—
Series A Preferred Stock dividends
Dividends - $95.00 per share	—	—	—	(91.7)	—	—	—	—	(91.7)	—
Dividends in excess of retained earnings	—	—	(91.7)	91.7	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature	—	—	(33.1)	—	—	—	—	—	(33.1)	33.1
Common stock dividends
Dividends - $3.64 per share	—	—	—	(846.8)	—	—	—	—	(846.8)	—
Dividends in excess of retained earnings	—	—	(846.8)	846.8	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(294.7)	(294.7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	555.3	555.3	—
Sale of ownership interests in subsidiaries, net	—	—	(8.2)	—	—	—	—	1,619.7	1,611.5	—
Other comprehensive income (loss)	—	—	—	—	(1.8)	—	—	—	(1.8)	—
Net income (loss)	—	—	—	(209.2)	—	—	—	250.4	41.2	—
Balance, December 31, 2019	232,844	0.2	5,221.2	(339.6)	92.5	1,010	(53.5)	3,522.1	8,442.9	278.8
Compensation on equity grants	—	—	66.2	—	—	—	—	—	66.2	—
Distribution equivalent rights	—	—	(5.4)	—	—	—	—	—	(5.4)	—
Shares issued under compensation program	939	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(235)	—	—	—	—	235	(5.9)	—	(5.9)	—
Repurchases of common stock	(5,486)	—	—	—	—	5,486	(91.5)	—	(91.5)	—
Series A Preferred Stock dividends
Dividends - $95.00 per share	—	—	—	(91.7)	—	—	—	—	(91.7)	—
Dividends in excess of retained earnings	—	—	(91.7)	91.7	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature / partial repurchase of Series A Preferred Stock	—	—	(39.2)	—	—	—	—	—	(39.2)	37.6
Common stock dividends
Dividends - $1.21 per share	—	—	—	(282.0)	—	—	—	—	(282.0)	—
Dividends in excess of retained earnings	—	—	(282.0)	282.0	—	—	—	—	—	—
Partial repurchase of Series A Preferred Stock	—	—	(29.2)	—	—	—	—	—	(29.2)	(15.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(570.7)	(570.7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	41.5	41.5	—
Non-cash allocation to noncontrolling interests	—	—	—	—	—	—	—	27.5	27.5	—
Other comprehensive income (loss)	—	—	—	—	(234.3)	—	—	—	(234.3)	—
Net income (loss)	—	—	—	(1,553.9)	—	—	—	228.9	(1,325.0)	—
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)

Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption (see Note 3)	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	59.2	—	—	—	—	—	59.2	—
Distribution equivalent rights	—	—	(3.1)	—	—	—	—	—	(3.1)	—
Shares issued under compensation program	1,312	—	—	—	—	—	—	—	—	—
Shares and units tendered for tax withholding obligations	(397)	—	—	—	—	397	(13.2)	—	(13.2)	—
Repurchases of common stock	(756)	—	—	—	—	756	(40.0)	—	(40.0)	—
Series A Preferred Stock dividends
Dividends - $95.00 per share	—	—	—	(87.3)	—	—	—	—	(87.3)	—
Dividends in excess of retained earnings	—	—	(87.3)	87.3	—	—	—	—	—	—
Common stock dividends
Dividends - $0.40 per share	—	—	—	(91.5)	—	—	—	—	(91.5)	—
Dividends in excess of retained earnings	—	—	(91.5)	91.5	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(449.1)	(449.1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.8	15.8	—
Other comprehensive income (loss)	—	—	—	—	(89.1)	—	—	—	(89.1)	—
Net income (loss)	—	—	—	71.2	—	—	—	350.9	422.1	—
Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash flows from operating activities
Net income (loss)	$422.1	$(1,325.0)	$41.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	10.3	11.1	10.3
Compensation on equity grants	59.2	66.2	60.3
Depreciation and amortization expense	870.6	865.1	971.6
Impairment of long-lived assets	452.3	2,442.8	225.3
(Gain) loss on sale or disposition of business and assets	2.0	58.4	71.1
Write-downs of assets	10.3	55.6	17.9
Accretion of asset retirement obligations	4.0	3.6	4.7
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	13.6	—	—
Deferred income tax expense (benefit)	12.1	(232.7)	(87.9)
Equity (earnings) loss of unconsolidated affiliates	23.9	(72.6)	(39.0)
Distributions of earnings received from unconsolidated affiliates	84.0	86.8	49.6
Risk management activities	116.0	(228.2)	112.8
(Gain) loss from financing activities	16.6	(45.6)	1.4
(Gain) loss from sale of equity-method investment	—	—	(69.3)
Change in contingent considerations	0.1	(0.3)	8.7
Changes in operating assets and liabilities:
Receivables and other assets	(392.4)	(25.6)	(24.7)
Inventories	40.6	(27.7)	(45.0)
Accounts payable, accrued liabilities and other liabilities	551.7	105.7	35.0
Interest payable	5.9	6.9	45.8
Net cash provided by operating activities	2,302.9	1,744.5	1,389.8
Cash flows from investing activities
Outlays for property, plant and equipment	(505.1)	(951.6)	(2,877.8)
Proceeds from sale of business and assets	12.2	198.7	14.8
Investments in unconsolidated affiliates	(0.6)	(2.7)	(266.8)
Proceeds from sale of equity-method investment	—	—	70.3
Return of capital from unconsolidated affiliates	20.2	13.2	3.5
Other, net	0.1	4.3	(15.9)
Net cash used in investing activities	(473.2)	(738.1)	(3,071.9)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	620.0	2,195.0	3,100.0
Repayments of credit facilities	(1,455.0)	(1,795.0)	(3,800.0)
Proceeds from borrowings under accounts receivable securitization facility	630.0	576.4	944.2
Repayments of accounts receivable securitization facility	(830.0)	(596.4)	(854.2)
Proceeds from issuance of senior notes	1,000.0	1,000.0	2,500.0
Redemption of senior notes	(1,132.0)	(1,390.6)	(749.4)
Principal payments of finance leases	(12.5)	(12.4)	(11.5)
Costs incurred in connection with financing arrangements	(9.6)	(9.9)	(35.5)
Payment of contingent consideration	—	—	(317.1)
Repurchase of shares and units	(53.2)	(97.4)	(13.9)
Sale of ownership interests in subsidiaries	—	—	1,619.7
Contributions from noncontrolling interests	15.8	41.5	555.3
Redemption of Preferred Units	—	(125.0)	—
Distributions to noncontrolling interests	(500.0)	(439.2)	(191.7)
Partial repurchase of Series A Preferred Stock	—	(45.8)	—
Distributions to Partnership unitholders	—	(11.7)	(11.3)
Dividends paid to common and Series A Preferred shareholders	(187.5)	(384.2)	(953.5)
Net cash provided by (used in) financing activities	(1,914.0)	(1,094.7)	1,781.1
Net change in cash and cash equivalents	(84.3)	(88.3)	99.0
Cash and cash equivalents, beginning of period	242.8	331.1	232.1
Cash and cash equivalents, end of period	$158.5	$242.8	$331.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Corp. (“TRC”) owns, operates, acquires, and develops a diversified portfolio of complementary domestic midstream infrastructure assets.

In this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Targa” are intended to mean our consolidated business and operations. TRC controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership” or “TRP.” Targa consolidates TRP and its subsidiaries under accounting principles generally accepted in the United States of America (“GAAP”). Targa’s consolidated financial statements include differences from the consolidated financial statements of TRP; however, such differences are immaterial. Such immaterial differences include:

•	the inclusion of the TRC revolving credit facility;
•	the inclusion of Series A Preferred Stock (“Series A Preferred”); and
•	the impacts of TRC’s treatment as a corporation for U.S. federal income tax purposes.

Our Operations

The Company is primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling, and purchasing and selling crude oil.

See Note 25 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2021 and 2020, and the results of operations, comprehensive income (loss), cash flows, and changes in owners’ equity for the years ended December 31, 2021, 2020 and 2019. We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Beginning in 2021, we reclassified certain fuel and power costs previously included in Operating expenses to Product purchases and fuel within our Consolidated Statements of Operations to better reflect the direct relationship of these costs to our revenue-generating activities and align with our evaluation of the performance of the business. For the years ended December 31, 2021, 2020 and 2019, we reclassified $64.9 million, $81.4 million and $89.5 million in fuel and power costs, respectively.

Note 3 — Significant Accounting Policies

Consolidation Policy

Our consolidated financial statements include the accounts of all entities that we control and our proportionate interest in the accounts of certain gas gathering and processing facilities in which we own an undivided interest and are responsible for our proportionate share of the costs and expenses of the facilities. Third party ownership interests in our controlled subsidiaries are presented as noncontrolling interests within the equity section of our Consolidated Balance Sheets. In our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), noncontrolling interests reflect the attribution of results to third-party investors. All intercompany balances and transactions have been eliminated in consolidation.

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

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and/or normal operation. We record a liability and increase the basis in the underlying asset for the present value of each expected ARO when there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction.

Our obligations are estimated based on discounted cash flow (“DCF”) estimates. Over time, the ARO liability is accreted to its present value as a period cost and the capitalized amount is depreciated over the asset’s respective useful life. At least annually, we review the projected timing and amount of AROs and reflect revisions as an increase or decrease in the carrying amount of the liability and the basis in the underlying asset. Upon settlement, we will recognize any difference between the recorded amount and the actual settlement cost as a gain or loss.

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

The joint ventures, collectively, hold $1.9 billion face value in notes receivable from our partner, which are due July 2042. The interest rate payable under the notes receivable is a variable LIBOR-based rate. For the years ended December 31, 2021, 2020 and 2019, interest earned on the notes receivable of $12.3 million, $8.6 million, and $8.1 million, exclusive of the return payable to our partner, is reflected within Interest expense, net in our Consolidated Statements of Operations. We have accounted for the notes receivable at fair value. Upon redemption: (i) the distributable value of our partner’s interest in each joint venture is required to be adjusted by mutual agreement or under a valuation procedure outlined in each joint venture agreement based, among other things, on changes in the market value of the joint venture’s assets allocable to our partner (including the value of the notes receivable); and (ii) the parties are obligated to set off the value of the notes receivable from our partner against the value of our partner’s interest in the applicable joint venture. For reporting purposes under GAAP, an estimate of our partner’s interest in each joint venture is required to be recorded as if the redemption had occurred on the reporting date. Because redemption will not be required until at least 2022, the actual value of our partner’s allocable share of each joint venture’s assets at the time of redemption may differ from our estimate of redemption value.

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

We have multiple types of contracts with commercial counterparties and many of these contracts contain embedded fees with settlement provisions that deduct these fees from the sales price paid by Targa in exchange for commodities. The commercial relationship of the counterparty in such contracts is inherently one of a supplier, rather than a customer, and therefore, such contracts are excluded from the provisions of the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers. Any cash inflows or fees that are realized on these supply type contracts are reported as a reduction of Product purchases and fuel.

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

Share-Based Compensation

We award share-based compensation to employees, directors and non-management directors in the form of restricted stock, restricted stock units and performance share units. Compensation expense on our equity-classified awards is recorded at grant-date fair value. Compensation expense is recognized in general and administrative expense over the requisite service period of each award, and forfeitures are recognized as they occur. We may purchase a portion of the shares issued to satisfy employees’ tax withholding obligations on vested awards. These shares are recorded in treasury stock, at cost, and cash paid is classified as a financing activity in our Consolidated Statements of Cash Flows. All excess tax benefits and tax deficiencies related to share-based compensation are recognized as income tax benefit or expense in our Consolidated Statements of Operations, with the tax effects of exercised or vested awards treated as discrete items in the reporting period which they occur. Excess tax benefits are classified as an operating activity.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Convertible Debt and Equity Instruments

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update simplify the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and embedded conversion features that can be recognized separately from the primary contract. These amendments also enhance transparency and improve disclosures for convertible instruments and earnings per share guidance. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. This update permits the use of either the modified retrospective or full retrospective method of adoption.

On a modified retrospective basis, we adopted the amendments early, effective January 1, 2021. The primary effect of adoption on the Company was attributable to the elimination of the beneficial conversion feature accounting model (“BCF”), which resulted in the presentation of the Series A Preferred as a single unit of account, without bifurcation of the BCF and corresponding discount. Therefore, upon adoption, the carrying value of the Series A Preferred was reflected at $749.7 million, which is the allocated amount based on the initial relative fair value allocation of net proceeds at issuance (prior to the allocation to the BCF) of $787.1 million, less the carrying value of the portion repurchased in December 2020 (refer to Note 11 – Preferred Stock). The adoption did not have an impact on retained earnings (deficit), but rather, the adoption impact flowed through additional paid-in capital where the BCF was previously included. In addition, the adoption also eliminates the corresponding discount attributable to the BCF and therefore, accretion of the discount as a deemed dividend is no longer required. The other aspects of this guidance did not have a material effect on our consolidated financial statements.

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

DevCo Joint Ventures

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) to fund portions of Grand Prix Pipeline (“Grand Prix”), Gulf Coast Express Pipeline (“GCX”) and an approximately 110 MBbl/d fractionator in Mont Belvieu, Texas (“Train 6”). As of December 31, 2021, Stonepeak owned a 95% interest in the Grand Prix DevCo JV, which owned a 20% interest in the Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”) (which does not include the extensions into Southern Oklahoma and Central Oklahoma). Additionally, Stonepeak owned an 80% interest in both Targa GCX Pipeline LLC (“GCX DevCo JV”), which owned our 25% interest in GCX, and Targa Train 6 LLC (“Train 6 DevCo JV”), which owned a 100% interest in the fractionation train. The Train 6 DevCo JV did not include certain fractionation-related infrastructure such as brine and storage, which were funded and owned 100% by us. As of December 31, 2021, we held the remaining interests in the DevCo JVs as well as controlled the management and operation of Grand Prix and Train 6 and consolidated each of the DevCo JVs in our financial statements. We accounted for the Grand Prix Joint Venture on a consolidated basis in our consolidated financial statements and for GCX as an equity method investment, as disclosed in Note 7 – Investments in Unconsolidated Affiliates.

For a four-year period beginning on the date that all three projects commenced commercial operations, we had the option to acquire all or part of Stonepeak’s interests in the DevCo JVs (the “DevCo JV Call Right”). The purchase price payable for such partial or full interests was based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs. Targa would control the management of the DevCo JVs unless and until Targa declined to exercise its option to acquire Stonepeak's interests.

Subsequent Events

In January 2022, we exercised the DevCo JV Call Right and closed on the repurchase of our interests in the DevCo JVs from Stonepeak for approximately $925 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we own a 75% interest in the Grand Prix Joint Venture, a 100% interest in Train 6 and owned a 25% equity interest in GCX, prior to the sale of our GCX equity interest in February 2022.

In February 2022, we announced that we executed agreements to sell GCX DevCo JV, which held our 25% equity interest in GCX, for approximately $857 million (the “GCX Sale”). We expect to receive the full proceeds from the sale in the second quarter of 2022 following a customary call right period in favor of the other members of GCX.

Carnero Joint Venture

In May 2018, we merged our 50% interests in the Carnero gathering and Carnero processing joint ventures with Evolve Transition Infrastructure LP’s respective 50% interests in the Carnero gathering and Carnero processing joint ventures, which own the high-pressure Carnero gathering line and Raptor natural gas processing plant, to form an expanded 50/50 joint venture in South Texas (the “Carnero Joint Venture”). We operate the gas gathering and processing facilities in the joint venture. The Carnero Joint Venture is a consolidated subsidiary and its financial results are presented on a gross basis in our reported financials.

Divestitures

Sale of Versado Gathering System

In December 2018, we exchanged a portion of our Versado gathering system, located primarily in Yoakum County, Texas, and Lea County, New Mexico, and associated contracts and assets, with a third party for consideration that includes 1) a gathering system located primarily in Lea County, New Mexico, and associated contracts and assets, 2) an initial cash payment and 3) deferred payments due semi-annually beginning on June 30, 2019, through December 31, 2022. We later agreed to accept a lump sum payment from the third party in October 2019 to satisfy the third party’s payment obligations. The acquired gathering system has been integrated into the Versado gathering system. Due to the significant monetary portion of the consideration received, the exchange of these assets was accounted for as a derecognition of nonfinancial assets, and a gain of $44.4 million was recognized in our Consolidated Statements of Operations for the year ended December 31, 2018 as part of Other operating (income) expense. The gain was calculated as the difference between the fair value of the consideration received, including the fair value of the acquired gathering system, less our book basis of the assets transferred.

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

Sale of Interest in Targa Badlands LLC

In April 2019, we closed on the sale of a 45% interest in Targa Badlands LLC (“Targa Badlands”), the entity that holds substantially all of the assets previously wholly owned by Targa in North Dakota, to funds managed by Blackstone Credit (“Blackstone”) for $1.6 billion in cash. We used the net cash proceeds to repay debt and for general corporate purposes, including funding our growth capital program. Future growth capital of Targa Badlands is expected to be funded on a pro rata ownership basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right on such MQDs. Once Blackstone receives funds sufficient to meet a predetermined fixed return on their invested capital, their interest will convert to a 7.5% equity interest in Targa Badlands, and it will no longer have a priority right on MQDs. Additionally, upon a sale of Targa Badlands, Blackstone’s capital contributions would have a liquidation preference equal to a predetermined fixed return on their invested capital.

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

Note 5 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment and Intangible Assets

	December 31, 2021	December 31, 2020	Estimated Useful Lives (In Years)
Gathering systems	$9,318.2	$9,216.1	5 to 20
Processing and fractionation facilities	6,388.8	6,276.8	5 to 25
Terminaling and storage facilities	1,313.8	1,555.1	5 to 25
Transportation assets	2,671.0	2,567.7	10 to 50
Other property, plant and equipment	340.9	32.4	3 to 50
Land	160.8	160.8	—
Construction in progress	347.0	324.3	—
Finance lease right-of-use assets	55.6	51.8
Property, plant and equipment	20,596.1	20,185.0
Accumulated depreciation, amortization and impairment	(8,928.4)	(8,011.4)
Property, plant and equipment, net	$11,667.7	$12,173.6

Intangible assets	2,642.9	2,643.5	10 to 20
Accumulated amortization and impairment	(1,548.1)	(1,261.1)
Intangible assets, net	$1,094.8	$1,382.4

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

During the preparation of the Company's first quarter 2019 consolidated financial statements, the Company identified an error related to depreciation expense on certain assets that should have been placed in service during 2018. The Company does not believe this error is material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted the historical financial statements. The Company recorded the cumulative impact of a one-time $12.5 million overstatement of depreciation expense during the first quarter of 2019.

For each of the years ended December 31, 2021, 2020, and 2019 depreciation expense was $739.6 million, $721.1 million and $800.0 million, respectively.

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability.

2021

In the fourth quarter of 2021, we recorded a non-cash pre-tax impairment charge of $452.3 million for the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations in our Gathering and Processing segment. The impairment was a result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. Underlying our assessment were lower expectations regarding volumes and rates associated with the renewal of future expiring contracts and negotiation of new contracts in the South Texas region.

2020

In the first quarter of 2020, we recorded a non-cash pre-tax impairment charge of $2,442.8 million primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and the full impairment of our Coastal operations in our Gathering and Processing segment. The impairment was a result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. Underlying our assessment was an observed global commodity price decline due to factors that significantly impacted both demand and supply. As the COVID-19 pandemic spread, causing travel and other restrictions to be implemented globally, the demand for commodities declined. Additionally, the supply shock late in the first quarter of 2020 from certain major oil producing nations increasing production also significantly contributed to the sharp drop in commodity prices. The drop in commodity prices resulted in prompt reactions from some domestic producers, including significantly reducing capital budgets and resultant drilling activity and shutting-in production. Our impairment assessment forecasted continued decline in natural gas production across the Mid-Continent and Gulf of Mexico regions.

2019

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

For the 2021, 2020, and 2019 impairment assessments discussed above, we determined fair value through the use of discounted estimated cash flows to measure the impairment loss for each asset group for which undiscounted future net cash flows were not sufficient to recover the net book value.

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

The fair value measurement of our long-lived assets was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable inputs used include discount rates and determination of terminal values. We utilized a weighted average discount rate of 9.5%, 14.0% and 8.5% when deriving the fair value of the asset groups impaired during 2021, 2020 and 2019, respectively. The weighted average discount rate and terminal values reflect management’s best estimate of inputs a market participant would utilize. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations.

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

As a result of the triggering events and analysis described above, in 2021 and 2020, we recognized non-cash pre-tax impairment losses of $156.6 million and $208.6 million, respectively, associated with certain intangible customer relationships for which undiscounted future net cash flows were not sufficient to recover the net book value.

For each of the years ended December 31, 2021, 2020, and 2019 amortization expense for our intangible assets was $131.0 million, $144.0 million and $171.6 million, respectively. The estimated annual amortization expense for intangible assets is approximately $112.0  million, $106.8 million, $103.0 million, $99.9 million and $97.6 million for each of the years 2022 through 2026. As of December 31, 2021, the weighted average amortization period for our intangible assets was approximately 11.3 years.

The changes in our intangible assets are as follows:

	December 31, 2021	December 31, 2020
Balance at beginning of period	$1,382.4	$1,735.0
Impairment	(156.6)	(208.6)
Amortization	(131.0)	(144.0)
Balance at end of period	$1,094.8	$1,382.4

Note 6 – Goodwill

We recognized goodwill of $46.6 million related to the March 1, 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin. At December 31, 2021, we had $45.2 million of goodwill included in Other long-term assets on the Consolidated Balance Sheets.

	December 31, 2021	December 31, 2020
Permian Midland	$23.2	$23.2
Permian Delaware	22.0	22.0
Goodwill	$45.2	$45.2

The future cash flows and resulting fair values of these reporting units are sensitive to changes in crude oil, natural gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. For our 2021 and 2020 annual evaluations, we performed a qualitative assessment, which indicated that it is not more likely than not that the fair values of the Permian Midland and Permian Delaware reporting units were less than their carrying amounts, and therefore, a quantitative goodwill impairment test was not necessary. Our qualitative assessment considered, among other things, the overall financial performance and future outlook of the Permian Midland and Permian Delaware reporting units, industry and market considerations, and other relevant entity specific events.

Our annual quantitative evaluation in 2019 utilized an income approach including a terminal value to estimate the fair values of our reporting units based on a DCF analysis. The future cash flows for our reporting units are based on our estimates, at that time, of future revenues, income from operations and other factors, such as working capital and timing of capital expenditures. We take into account current and expected industry and market conditions, including commodity pricing and volumetric forecasts in the basins in which the reporting units operate. The discount rates used in our DCF analysis are based on a weighted average cost of capital determined from relevant market comparisons. We did not record any goodwill impairment charges for the year ended December 31, 2019, as the fair values of the respective reporting units exceeded their carrying values. While no impairment was recorded, a portion of goodwill attributable to the former Permian Supersystem reporting unit was allocated to held for sale assets, which were subsequently sold in January 2020.

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

•	a 50% operated ownership interest in Little Missouri 4.

Logistics and Transportation Segment

•	a 25% non-operated ownership interest in GCX (prior to the GCX Sale);
•	a 38.8% operated ownership interest in Gulf Coast Fractionators LP (“GCF”); and
•	a 50% operated ownership interest in Cayenne Pipeline LLC (“Cayenne”).

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

See Note 4 – Joint Ventures and Divestitures for further discussion of GCX and Little Missouri 4.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2018	Equity Earnings (Loss)	Cash Distributions	Disposition	Contributions	Balance at December 31, 2019
GCX (1)	$211.6	$27.7	$(25.3)	$—	$233.5	$447.5
Little Missouri 4	67.3	3.4	—	—	33.0	103.7
T2 Eagle Ford (2)	99.0	(9.4)	—	—	—	89.6
T2 LaSalle (2)	49.3	(4.5)	—	—	—	44.8
GCF	40.3	16.1	(19.2)	—	—	37.2
Cayenne	16.6	7.2	(8.2)	—	0.3	15.9
Agua Blanca	6.4	(1.5)	(0.4)	(4.5)	—	—
Total	$490.5	$39.0	$(53.1)	$(4.5)	$266.8	$738.7

	Balance at December 31, 2019	Equity Earnings (Loss)	Cash Distributions	Disposition	Contributions	Balance at December 31, 2020
GCX (1)	$447.5	$66.3	$(81.3)	$—	$2.7	$435.2
Little Missouri 4	103.7	10.8	(9.8)	—	—	104.7
T2 Eagle Ford	89.6	(8.9)	(0.9)	—	—	79.8
T2 LaSalle	44.8	(4.8)	(0.4)	—	—	39.6
GCF	37.2	2.9	(1.6)	—	—	38.5
Cayenne	15.9	6.3	(6.0)	—	—	16.2
Total	$738.7	$72.6	$(100.0)	$—	$2.7	$714.0

	Balance at December 31, 2020	Equity Earnings (Loss)	Cash Distributions	Disposition	Contributions	Balance at December 31, 2021
GCX (1)	$435.2	$63.4	$(78.1)	$—	$0.5	$421.0
Little Missouri 4	104.7	10.9	(17.5)	—	—	98.1
T2 Eagle Ford	79.8	(57.0)	(1.0)	—	0.1	21.9
T2 LaSalle	39.6	(35.0)	(0.4)	—	—	4.2
GCF (3)	38.5	(8.6)	(1.1)	—	—	28.8
Cayenne	16.2	2.4	(6.1)	—	—	12.5
Total	$714.0	$(23.9)	$(104.2)	$—	$0.6	$586.5

(1)

Our 25% interest in GCX was owned by GCX DevCo JV, of which we owned a 20% interest as of December 31, 2021. GCX DevCo JV is accounted for on a consolidated basis in our consolidated financial statements. Following the DevCo JV Repurchase in January 2022, we owned a 25% equity interest in GCX. Subsequently, in February 2022, we announced the GCX Sale. See Note 4 – Joint Ventures and Divestitures for further discussion.

(2)

Effective December 31, 2018, we (i) conveyed our 50% ownership interest in T2 EF Cogen to our joint venture partner and received a distribution of certain assets from the joint venture and (ii) were named as operator of the T2 Joint Ventures. On April 1, 2019, we assumed the operatorship of the T2 Joint Ventures.

(3)	Targa assumed operatorship of GCF in the first half of 2021.

Our equity loss for the year ended December 31, 2021 includes the effect of impairments in the carrying values of our investments in T2 Eagle Ford and T2 LaSalle. As a result of the decrease in current and expected future utilization of the underlying assets, we have determined that factors indicate that a decrease in the value of our investments occurred that was other than temporary. As a result of this evaluation, we recorded non-cash pre-tax impairment losses of $47.3 million and $29.9 million on our investments in T2 Eagle Ford and T2 LaSalle, respectively, in the fourth quarter of 2021. The impairment losses represent our proportionate share of impairment charges recorded by the joint ventures, as well as our impairments of the unamortized excess fair values resulting from the purchase accounting related to the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015.

During 2019, we closed on the sale of an equity-method investment for $73.8 million, of which $3.5 million contingent consideration was received in January 2020. As a result of the sale, we recognized a gain of $69.3 million reported in Gain (loss) from sale of equity-method investment.

Note 8 — Debt Obligations

	December 31, 2021	December 31, 2020
Current:
Obligations of the Partnership: (1)
Accounts receivable securitization facility, due April 2022 (2)	$150.0	$350.0
TPL notes, 4¾% fixed rate, due November 2021 (3)	—	6.5
	150.0	356.5
Finance lease liabilities	12.8	12.1
Current debt obligations	162.8	368.6

Long-term:
TRC obligations:
TRC Senior secured revolving credit facility, variable rate, due June 2023 (4)	—	555.0
Obligations of the Partnership: (1)
Senior secured revolving credit facility, variable rate, due June 2023 (5)	—	280.0
Senior unsecured notes:
4¼% fixed rate, due November 2023	—	583.9
5⅛% fixed rate, due February 2025	—	481.0
5⅞% fixed rate, due April 2026	963.2	963.2
5⅜% fixed rate, due February 2027	468.1	468.1
6½% fixed rate, due July 2027	705.2	705.2
5% fixed rate, due January 2028	700.3	700.3
6⅞% fixed rate, due January 2029	679.3	679.3
5½% fixed rate, due March 2030	949.6	949.6
4⅞% fixed rate, due February 2031	1,000.0	1,000.0
4% fixed rate, due January 2032	1,000.0	—
TPL notes, 5⅞% fixed rate, due August 2023 (3)	—	48.1
Unamortized premium	—	0.2
	6,465.7	7,413.9
Debt issuance costs, net of amortization	(45.0)	(45.5)
Finance lease liabilities	13.7	18.7
Long-term debt	6,434.4	7,387.1
Total debt obligations	$6,597.2	$7,755.7
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRC Senior secured credit facility (4)	$—	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (5)	71.3	44.4
	$71.3	$44.4

(1)	While we consolidate the debt of the Partnership in our financial statements, we do not have the obligation to make interest payments or debt payments with respect to the debt of the Partnership.
(2)	As of December 31, 2021, the Partnership had $150.0 million of qualifying receivables under its $400.0 million Securitization Facility, resulting in $250.0 million availability.
(3)	“TPL” refers to Targa Pipeline Partners LP.
(4)	As of December 31, 2021, availability under TRC’s $670.0 million senior secured revolving credit facility (“Existing TRC Revolver”) was $670.0 million.
(5)	As of December 31, 2021, availability under the Partnership’s $2.2 billion senior secured revolving credit facility (“Existing TRP Revolver”) was $2,128.7 million.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2021:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Existing TRC Revolver	1.9% - 1.9%	1.9%
Existing TRP Revolver	1.6% - 1.9%	1.8%
Securitization Facility	1.1% - 1.8%	1.2%

Compliance with Debt Covenants

As of December 31, 2021, we were in compliance with the covenants contained in our various debt agreements.

Debt Obligations

New TRC Credit Agreement

In February 2022, the Company entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto (the “New TRC Revolver”). The New TRC Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the New TRC Revolver) and a swing line sub-facility of up to $100.0 million. The New TRC Revolver matures on February 17, 2027.

The New TRC Revolver provides for, among other things, certain changes to occur upon the occurrence of an “Investment Grade Event,” including the release of all security interests in all “Collateral” at the request of the Company.

The revolving credit facility bears interest at the Company’s option at: (a) the Base Rate, which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the New TRC Revolver) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin (i) prior to the occurrence of an Investment Grade Event, ranging from 0.25% to 1.25%, dependent on the Company’s ratio of consolidated funded indebtedness to consolidated adjusted EBITDA (the “Consolidated Leverage Ratio”) and (ii) upon and after the occurrence of an Investment Grade Event, ranging from 0.125% to 0.75%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that has been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which includes, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin (i) prior to the occurrence of an Investment Grade Event, ranging from 1.25% to 2.25%, dependent on the Company’s Consolidated Leverage Ratio and (ii) upon and after the occurrence of an Investment Grade Event, ranging from 1.125% to 1.75%, dependent on the Company’s Debt Rating.

The Company is required to pay a commitment fee equal to an applicable rate ranging from (a) prior to the occurrence of an Investment Grade Event, 0.20% to 0.35% (dependent on the Company’s Consolidated Leverage Ratio) and (b) upon and after the occurrence of an Investment Grade Event, 0.125% to 0.35% (dependent on the Company’s Debt Rating), in each case times the actual daily unused portion of the revolving credit facility.

The obligations under the New TRC Revolver are guaranteed by substantially all material wholly-owned domestic subsidiaries of the Company, including by Targa Resources Partners LP and, prior to the occurrence of an Investment Grade Event, secured by substantially all personal property assets of, and certain material real property owned by, the Company and the guarantors.

The New TRC Revolver requires the Company to maintain a Consolidated Leverage Ratio, determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 5.50 to 1.00. Prior to the occurrence of an Investment Grade Event, the New TRC Revolver also requires the Company to maintain an interest coverage ratio of no less than 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination. For any four-fiscal-quarter-period during which a material acquisition or disposition occurs, the total leverage ratio and interest coverage ratio (prior to the occurrence of an Investment Grade Event) will be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal-quarter-period.

The New TRC Revolver restricts the Company’s ability to make dividends to stockholders if a default or an event of default (as defined in the New TRC Revolver) exists or would result from such distribution, and if, before the Investment Grade Event, the Company is not in pro forma compliance with the financial covenants. In addition, the New TRC Revolver contains various covenants that may limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates.

Existing TRC Revolver

The Existing TRC Revolver, which had a maturity date of June 2023, provided available commitments up to $670.0 million and allowed us to request up to $200.0 million in additional commitments. The Existing TRC Revolver’s interest rate was dependent on the consolidated leverage ratio of non-Partnership consolidated funded indebtedness to consolidated Adjusted EBITDA, as defined in the Existing TRC Revolver.

We were required to pay a commitment fee ranging from 0.375% to 0.5% (dependent upon the Company’s consolidated leverage ratio) on the daily average unused portion of the Existing TRC Revolver. Loans under the Existing TRC Revolver accrued interest at either a base rate or LIBOR (at our option) plus (i) for revolving loans, a margin of 0.75% to 1.75% (in the case of base rate loans) or 1.75% to 2.75% (in the case of LIBOR loans), in each case based on our consolidated leverage ratio and (ii) for term loans, 3.75% (in the case of base rate loans) or 4.75% (in the case of LIBOR loans).

The Existing TRC Revolver was secured by a pledge of the Company’s equity interests in the Partnership and required us to maintain a consolidated leverage ratio (the ratio of consolidated funded non-partnership indebtedness to consolidated Adjusted EBITDA) of no more than 4.00 to 1.00 for each fiscal quarter. The Existing TRC Revolver restricted our ability to pay dividends to shareholders if, on a pro forma basis after giving effect to such dividend, (a) any default or event of default has occurred and is continuing or (b) we were not in compliance with our consolidated leverage ratio as of the last day of the most recent test period. In addition, it included various covenants that may have limited, among other things, our ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates.

In February 2022, in connection with entering into the New TRC Revolver, we terminated the Existing TRC Revolver.

Existing TRP Revolver

The Existing TRP Revolver, which had a maturity date of June 2023, provided available commitments up to $2.2 billion and allowed the Partnership to request up to $500.0 million in additional commitments.

The Existing TRP Revolver provided for certain changes to occur upon the Partnership receiving an investment grade credit rating from Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Corporation (“S&P”), including the release of the security interests in all collateral at the request of the Partnership.

The Existing TRP Revolver accrued interest, at the Partnership’s option, either at the base rate or the Eurodollar rate. The base rate was equal to the highest of: (i) Bank of America’s prime rate; (ii) the federal funds rate plus 0.5%; or (iii) the one-month LIBOR rate plus 1.0%, plus an applicable margin (a) before the collateral release date, ranging from 0.25% to 1.25% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA) and (b) upon and after the collateral release date, ranging from 0.125% to 0.75% (dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings). The Eurodollar rate was equal to LIBOR rate plus an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA) and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% (dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings).

The Partnership was required to pay a commitment fee equal to an applicable rate ranging from (a) before the collateral release date, 0.25% to 0.375% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA) and (b) upon and after the collateral release date, 0.125% to 0.35% (dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings), in each case, times the actual daily average unused portion of the Existing TRP Revolver. Additionally, issued and undrawn letters of credit accrued interest at an applicable margin (i) before the collateral release date, ranging from 1.25% to 2.25% (dependent on the Partnership’s ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA) and (ii) upon and after the collateral release date, ranging from 1.125% to 1.75% (dependent on the Partnership’s non-credit-enhanced senior unsecured long-term debt ratings).

The Existing TRP Revolver was collateralized by a pledge of assets and equity from certain of the Partnership’s subsidiaries. Borrowings were guaranteed by the Partnership’s restricted subsidiaries.

The Existing TRP Revolver required the Partnership to maintain a total leverage ratio (the ratio of consolidated indebtedness to the Partnership’s consolidated Adjusted EBITDA, in each case as defined in the Existing TRP Revolver), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than (a) before the collateral release date, 5.50 to 1.00 and (b) upon and after the collateral release date, 5.25 to 1.00 (or 5.50 to 1.00 during a specified acquisition period).

The Existing TRP Revolver also required the Partnership to maintain an interest coverage ratio of no less than 2.25 to 1.00 determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination. For any four-fiscal quarter period during which a material acquisition or disposition occurred, the total leverage ratio and interest coverage ratio would be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal quarter period.

The Existing TRP Revolver restricted the Partnership’s ability to make distributions of available cash to unitholders if a default or an event of default (as defined in the Existing TRP Revolver) existed or would result from such distribution. In addition, the Existing TRP Revolver contained various covenants that may have limited, among other things, the Partnership’s ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates (in each case, subject to the Partnership’s right to incur indebtedness or grant liens in connection with, and convey accounts receivable as part of, a permitted receivables financing, the aggregate principal of which shall not exceed $400.0 million).

On June 7, 2019, the Partnership entered into the First Amendment to the Existing TRP Revolver (the “First Amendment”). The First Amendment, among other things, amended the Existing TRP Revolver to (a) increase the maximum percentage of Consolidated EBITDA attributable to Material Project EBITDA Adjustments from 20% to 30% solely for the fiscal periods from and including the fiscal period ending June 30, 2019 until and including the fiscal period ending June 30, 2020, after which time the maximum percentage of Consolidated EBITDA attributable to Material Project EBITDA Adjustments shall revert to 20% of Consolidated EBITDA and (b) include in the calculation of Consolidated EBITDA for a period certain cash distributions received by the Partnership (or and of its consolidated restricted subsidiaries) from unrestricted subsidiaries (or entities that are not subsidiaries) after the end of such period but on or prior to the date that TRP calculates Consolidated EBITDA for such period.

In February 2022, in connection with entering into the New TRC Revolver, we terminated the Existing TRP Revolver.

The Partnership’s Accounts Receivable Securitization Facility

In April 2021, we amended the Securitization Facility to increase the facility size from $350.0 million to $400.0 million to more closely align with our expected borrowing needs given current commodity prices and to extend the facility termination date to April 21, 2022.

The Securitization Facility provides up to $400.0 million of borrowing capacity at LIBOR market index rates plus a margin through April 21, 2022. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

The Partnership’s Senior Unsecured Notes

All issues of senior unsecured notes are pari passu with existing and future senior indebtedness. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by the Partnership and the Partnership’s restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the New TRC Revolver and the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

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

Senior Unsecured Notes Issuances

In January 2019, the Partnership issued $750.0 million of 6½% Senior Notes due July 2027 and $750.0 million of 6⅞% Senior Notes due January 2029, resulting in total net proceeds of $1,486.6 million. The net proceeds from the issuance were used to redeem in full the Partnership’s outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date, with the remainder used to repay borrowings under the Existing TRP Revolver and for general partnership purposes.

In November 2019, the Partnership issued $1.0 billion aggregate principal amount of 5½% Senior Notes due March 2030, resulting in net proceeds of $990.8 million. The net proceeds from the issuance were used to repay borrowings under the Existing TRP Revolver and for general partnership purposes.

In August 2020, the Partnership issued $1.0 billion aggregate principal amount of 4⅞% Senior Notes due 2031 (the “August 2020 Offering”), resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “August Tender Offer”) of the Partnership’s 6¾% Senior Notes due 2024 (the “6¾% Notes”) and redeem any 6¾% Notes that remained outstanding after consummation of the August Tender Offer, with the remainder used for repayment of borrowings under the Existing TRP Revolver. See “Debt Repurchases and Extinguishments” for further details of the August Tender Offer.

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4% Senior Notes due 2032 (the “February 2021 Offering”), resulting in net proceeds of approximately $991 million. The 4% Senior Notes due 2032 have substantially similar terms and covenants as our other series of Senior Notes. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “February Tender Offer”) and subsequent redemption payment for the Partnership’s 5⅛% Senior Notes due 2025 (the “5⅛% Notes”), with the remainder used for repayment of borrowings under the Existing TRP Revolver and Existing TRC Revolver. See “Debt Repurchases and Extinguishments” for further details of the February Tender Offer.

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

Debt Repurchases & Extinguishments

In February 2019, the Partnership redeemed in full its outstanding 4⅛% Senior Notes due 2019 at par value plus accrued interest through the redemption date. The redemption resulted in a non-cash loss due to write-off $1.4 million of unamortized debt issuance costs.

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

Concurrent with the February 2021 Offering, the Partnership commenced the February Tender Offer to redeem subject to certain terms and conditions, any and all of our outstanding 5⅛% Notes. As a result of the February Tender Offer and the subsequent redemption of the 5⅛% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Additionally, TPL redeemed all of the outstanding TPL 4¾% Senior Notes due 2021 and TPL 5⅞% Senior Notes due 2023 (collectively, the “TPL Notes”) in February 2021 with available liquidity under the Existing TRP Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

The Partnership redeemed all of the outstanding 4¼% Senior Notes due 2023 (the “4¼% Senior Notes”) in May 2021 with available liquidity under the Existing TRP Revolver. As a result of the redemption of the 4¼% Senior Notes, we recorded a loss due to debt extinguishment of $1.9 million.

Debt Repurchases and Extinguishments Summary

The following table summarizes the impact of debt repurchases and extinguishments that are included in our Consolidated Statements of Operations:

	2021	2020	2019
Discount (premium) over face value paid upon redemption:
TPL Notes	$0.2	$—	$—
Partnership 5⅛% Senior Notes due 2025	(12.5)	4.4	—
Partnership 6¾% Senior Notes due 2024	—	(11.1)	—
Partnership 5⅞% Senior Notes due 2026	—	7.1	—
Partnership 5⅜% Senior Notes due 2027	—	5.3	—
Partnership 5% Senior Notes due 2028	—	11.7	—
Partnership 6½% Senior Notes due 2027	—	9.3	—
Partnership 6⅞% Senior Notes due 2029	—	15.5	—
Partnership 5½% Senior Notes due 2030	—	10.2	—
Write-off of debt issuance costs:
Partnership 5⅛% Senior Notes due 2025	(2.4)	(0.1)	—
Partnership 4¼% Senior Notes due 2023	(1.9)	—	—
Partnership 5¼% Senior Notes due 2023	—	(1.8)	—
Partnership 6¾% Senior Notes due 2024	—	(2.6)	—
Partnership 5⅞% Senior Notes due 2026	—	(0.2)	—
Partnership 5⅜% Senior Notes due 2027	—	(0.2)	—
Partnership 5% Senior Notes due 2028	—	(0.4)	—
Partnership 6½% Senior Notes due 2027	—	(0.4)	—
Partnership 6⅞% Senior Notes due 2029	—	(0.6)	—
Partnership 5½% Senior Notes due 2030	—	(0.5)	—
Partnership 4⅛% Senior Notes due 2019	—	—	(1.4)
Gain (loss) from financing activities	$(16.6)	$45.6	$(1.4)

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2021, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2022	2023	2024	2025	2026	Thereafter

Existing TRC Revolver	$—	$—	$—	$—	$—	$—	$—
Existing TRP Revolver	—	—	—	—	—	—	—
Partnership's Senior unsecured notes	6,465.7	—	—	—	—	963.2	5,502.5
Securitization Facility	150.0	150.0	—	—	—	—	—
Total	$6,615.7	$150.0	$—	$—	$—	$963.2	$5,502.5

Subsequent Event

In February 2022, we entered into the New TRC Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto. The New TRC Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the New TRC Revolver, and a swing line sub-facility of up to $100.0 million. The New TRC Revolver matures on February 17, 2027. In connection with the entry into the New TRC Revolver, we terminated the Existing TRC Revolver and Existing TRP Revolver.

On February 18, 2022, we and certain of our subsidiaries entered into a Parent Guarantee to guarantee all of the obligations of the Partnership and Targa Resources Partners Finance Corp. (together with the Partnership, the “Issuers”) under the respective indentures governing the Issuers’ $6.5 billion of outstanding senior unsecured notes.

Note 9 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2021	December 31, 2020
Deferred revenue	$171.8	$168.5
Asset retirement obligations	72.1	68.3
Operating lease liabilities	34.5	46.2
Other liabilities	23.2	26.1
Total long-term liabilities	$301.6	$309.1

Deferred Revenue

Deferred revenue for the years ended December 31, 2021 and 2020, was $171.8 million and $168.5 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol.

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

For the years ended December 31, 2021, 2020 and 2019, we recognized $3.9 million, $3.8 million and $3.9 million of revenue for these transactions, respectively.

The following table shows the components of deferred revenue:

	December 31, 2021	December 31, 2020
Splitter agreement	$129.0	$129.0
Gas contract amendment	34.8	37.3
Other	8.0	2.2
Total deferred revenue	$171.8	$168.5

The following table shows the changes in deferred revenue:

	2021	2020
Balance at beginning of period	$168.5	$172.0
Additions	7.2	0.3
Revenue recognized	(3.9)	(3.8)
Balance at end of period	$171.8	$168.5

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities and NGL pipelines. The changes in our ARO are as follows:

	2021	2020
Beginning of period	$68.3	$66.3
Accretion expense	4.0	3.6
Retirement of ARO	—	0.2
Change in cash flow estimate	(0.2)	(1.8)
End of period	$72.1	$68.3

Note 10 – Leases

We have non-cancellable operating leases primarily associated with our office facilities, rail assets, land, and storage and terminal assets. We have finance leases primarily associated with our tractors and vehicles. Our leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease term for up to 20 years.

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

		Year Ended December 31,
	Balance Sheet Location	2021	2020
Right-of-use assets
Operating leases, gross	Other long-term assets	$50.8	$52.7
Finance leases, gross	Property, plant and equipment	55.6	51.8

Lease liabilities
Current:
Operating leases	Accrued liabilities	$11.7	$12.0
Finance leases	Current debt obligations	12.8	12.1
Non-current:
Operating leases	Other long-term liabilities	$34.5	$46.2
Finance leases	Long-term debt	13.7	18.7

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

	Year Ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$12.2	$11.6	$9.9
Short-term lease cost	20.4	20.7	30.0
Variable lease cost	5.7	5.5	6.7
Finance lease cost
Amortization of right-of-use assets	13.3	13.6	13.1
Interest expense	1.1	1.4	1.6
Total lease cost	$52.7	$52.8	$61.3

Other supplemental information related to our leases are as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$14.1	$12.3	$8.7
Operating cash flows for finance leases	1.0	1.4	1.6
Financing cash flows for finance leases	12.5	12.4	11.5

The weighted-average remaining lease terms for operating leases and finance leases are 6 years and 3 years, respectively. The weighted-average discount rates for operating leases and finance leases are 4.0% and 3.4%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2021:

	Operating Leases	Finance Leases

2022	$13.3	$13.1
2023	11.5	8.0
2024	7.1	3.5
2025	4.2	2.2
2026	3.9	1.1
Thereafter	11.6	—
Total undiscounted cash flows	51.6	27.9
Less imputed interest	(5.4)	(1.4)
Total lease liabilities	$46.2	$26.5

Note 11 – Preferred Stock

Preferred Stock

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter. The Series A Preferred has no mandatory redemption date, but is redeemable at our election on or prior to March 16, 2022 for a 10% premium to the liquidation preference and for a 5% premium to the liquidation preference thereafter. If the Series A Preferred is not redeemed by the end of year twelve, the investors have the right to convert the Series A Preferred into TRC common stock at an exercise price of $20.77, which represented a 10% premium over the ten-day volume weighted average price (“VWAP”) prior to the February 18, 2016 signing date ($18.88) of the Purchase Agreement underlying the first of two tranches of Series A Preferred sold to investors in a private placement in the first quarter of 2016. If the investors do not elect to convert their Series A Preferred into TRC common stock, Targa has a right after year twelve to force conversion, but only if the VWAP for the ten preceding trading days is greater than 120% of the conversion price. A change of control provision could result in forced redemption, at the option of the investor, if the Series A Preferred could not otherwise remain outstanding or be replaced with a “substantially equivalent security.” The change of control premium to the liquidation preference on the redemption is 10% in years four through six and 5% thereafter.

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
•

the issuance of stock on parity with the Series A Preferred, subject to certain exceptions, if the Company has exceeded a stipulated fixed charge coverage ratio or an aggregate amount of net proceeds from all future issuances of Parity Stock, or would use the proceeds of such issuance to pay dividends,

•

the incurrence of indebtedness, other than indebtedness that complies with a stipulated fixed charge coverage ratio or under the Existing TRC Revolver and Existing TRP Revolver (or replacement commercial bank facilities) in an aggregate amount up to $2.75 billion.

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

Preferred Stock Dividends

As of December 31, 2021, we have accrued cumulative preferred dividends of $21.8 million, which were paid on February 14, 2022. During the years ended December 31, 2021, 2020 and 2019, we paid $87.3 million, $91.7 million and $91.7 million of dividends at a rate of $23.75 per share each quarter to Series A Preferred shareholders, and recorded deemed dividends of $39.2 million and $33.1 million for the years ended December 31, 2020 and 2019, attributable to accretion of the preferred discount resulting from BCF accounting. Such accretion is included in the book value of the Series A Preferred. After adoption of ASU 2020-06 in 2021, we no longer recognize such accretion. See Note 3 – Significant Accounting Policies for further information.

Preferred Stock Partial Redemption

In December 2020, we repurchased 45,800 shares of the Series A Preferred at $1,000 per share (the “Liquidation Preference”), plus an amount equal to all unpaid dividends through the repurchase date. The repurchase was executed at a discount relative to the redemption price of $1,100 per share (the Liquidation Preference multiplied by 110%), which became effective March 16, 2021. The difference between the consideration paid (including unpaid dividends of $1.1 million) and the net carrying value of the shares repurchased was $2.7 million, which was recorded as an addition to preferred stock dividends for the year ended December 31, 2020.

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

During 2020 and 2021, no shares of common stock were issued under either the May 2017 EDA or the September 2018 EDA. As a result, we have $382.1 million and $750.0 million remaining under the May 2017 EDA and September 2018 EDA, respectively, as of December 31, 2021.

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for the years ended December 31, 2021, 2020 and 2019:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
2021
December 31, 2021	February 15, 2022	$81.4	$80.1	$1.3	$0.35000
September 30, 2021	November 15, 2021	23.3	22.9	0.4	0.10000
June 30, 2021	August 16, 2021	23.3	22.9	0.4	0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000

2020
December 31, 2020	February 16, 2021	$23.3	$22.9	$0.4	$0.10000
September 30, 2020	November 16, 2020	23.8	23.3	0.5	0.10000
June 30, 2020	August 17, 2020	23.7	23.3	0.4	0.10000
March 31, 2020	May 15, 2020	23.7	23.3	0.4	0.10000

2019
December 31, 2019	February 18, 2020	$216.0	$212.0	$4.0	$0.91000
September 30, 2019	November 15, 2019	215.5	211.8	3.7	0.91000
June 30, 2019	August 15, 2019	215.1	211.5	3.6	0.91000
March 31, 2019	May 15, 2019	215.2	211.5	3.7	0.91000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 13 — Partnership Units and Related Matters

Distributions

We are entitled to receive all Partnership distributions from available cash on the Partnership’s common units each quarter.

The following table details the distributions declared and/or paid by the Partnership during 2021, 2020 and 2019:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
(In millions, except per share amounts)
2021
December 31, 2021	February 11, 2022	$103.7	$103.7
September 30, 2021	November 11, 2021	45.6	45.6
June 30, 2021	August 12, 2021	45.5	45.5
March 31, 2021	May 12, 2021	47.0	47.0
2020
December 31, 2020	February 11, 2021	$54.3	$47.6
September 30, 2020	November 13, 2020	51.7	48.9
June 30, 2020	August 13, 2020	51.7	48.9
March 31, 2020	May 13, 2020	53.1	50.3
2019
December 31, 2019	February 13, 2020	$241.9	$239.1
September 30, 2019	November 13, 2019	242.1	239.3
June 30, 2019	August 13, 2019	242.4	239.6
March 31, 2019	April 5, 2019	437.8	435.0

Contributions

All capital contributions to the Partnership continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. For the years ended December 31, 2021, 2020 and 2019, we made a total of $46.0 million, $50.0 million and $200.0 million in contributions to the Partnership.

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

For the years ended December 31, 2020 and 2019, the Partnership paid total distributions of $15.1 million and $11.3 million to the Preferred Unitholders.

Note 14 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$71.2	$(1,553.9)	$(209.2)
Less: Dividends on Series A Preferred (1)	87.3	91.7	91.7
Less: Deemed dividends on Series A Preferred (2)	—	39.2	33.1
Net income (loss) attributable to common shareholders for basic earnings per share	$(16.1)	$(1,684.8)	$(334.0)

Weighted average shares outstanding - basic	228.6	232.2	232.5
Dilutive effect of unvested stock awards (3)	—	—	—
Weighted average shares outstanding - diluted	228.6	232.2	232.5

Net income (loss) available per common share - basic	$(0.07)	$(7.26)	$(1.44)
Net income (loss) available per common share - diluted	$(0.07)	$(7.26)	$(1.44)

(1)	Includes $1.1 million attributable to the dividends paid upon the partial repurchase of Series A Preferred in December 2020.
(2)	Includes $1.6 million attributable to the partial repurchase of Series A Preferred in December 2020. Refer to Note 11 – Preferred Stock.
(3)	For all periods presented above, all unvested restricted stock awards and Series A Preferred were antidilutive because a net loss existed for those respective periods.

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Year Ended December 31,
	2021	2020	2019
Unvested restricted stock awards	3.3	2.3	1.2
Series A Preferred (1)	44.3	46.4	46.5

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

At December 31, 2021, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2022	2023	2024	2025
Natural Gas	Swaps	MMBtu/d	152,262	83,862	34,221	7,479
Natural Gas	Basis Swaps	MMBtu/d	339,925	275,000	240,000	110,041
NGL	Swaps	Bbl/d	33,936	19,228	7,292	—
NGL	Futures	Bbl/d	8,099	—	—	—
Condensate	Swaps	Bbl/d	4,790	3,055	1,070	—

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

		Fair Value as of December 31, 2021		Fair Value as of December 31, 2020
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$25.5	$(252.6)	$24.2	$(140.2)
	Long-term	6.2	(84.3)	5.1	(43.4)
Total derivatives designated as hedging instruments		$31.7	$(336.9)	$29.3	$(183.6)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$17.6	$(5.6)	$61.3	$(2.4)
	Long-term	1.5	(25.0)	44.2	—
Total derivatives not designated as hedging instruments		$19.1	$(30.6)	$105.5	$(2.4)
Total current position		$43.1	$(258.2)	$85.5	$(142.6)
Total long-term position		7.7	(109.3)	49.3	(43.4)
Total derivatives		$50.8	$(367.5)	$134.8	$(186.0)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$39.2	$(241.9)	$5.0	$0.3	$(198.0)
Counterparties without offsetting positions - assets	3.9	—	—	3.9	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	43.1	(258.2)	5.0	4.2	(214.3)
Long-Term Position
Counterparties with offsetting positions or collateral	7.4	(95.1)	3.1	—	(84.6)
Counterparties without offsetting positions - assets	0.3	—	—	0.3	—
Counterparties without offsetting positions - liabilities	—	(14.2)	—	—	(14.2)
	7.7	(109.3)	3.1	0.3	(98.8)
Total Derivatives
Counterparties with offsetting positions or collateral	46.6	(337.0)	8.1	0.3	(282.6)
Counterparties without offsetting positions - assets	4.2	—	—	4.2	—
Counterparties without offsetting positions - liabilities	—	(30.5)	—	—	(30.5)
	$50.8	$(367.5)	$8.1	$4.5	$(313.1)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2020	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$81.1	$(142.0)	$29.8	$15.7	$(46.8)
Counterparties without offsetting positions - assets	4.4	—	—	4.4	—
Counterparties without offsetting positions - liabilities	—	(0.6)	—	—	(0.6)
	85.5	(142.6)	29.8	20.1	(47.4)
Long-Term Position
Counterparties with offsetting positions or collateral	37.8	(42.5)	—	14.6	(19.3)
Counterparties without offsetting positions - assets	11.5	—	—	11.5	—
Counterparties without offsetting positions - liabilities	—	(0.9)	—	—	(0.9)
	49.3	(43.4)	—	26.1	(20.2)
Total Derivatives
Counterparties with offsetting positions or collateral	118.9	(184.5)	29.8	30.3	(66.1)
Counterparties without offsetting positions - assets	15.9	—	—	15.9	—
Counterparties without offsetting positions - liabilities	—	(1.5)	—	—	(1.5)
	$134.8	$(186.0)	$29.8	$46.2	$(67.6)

Our payment obligations in connection with a majority of these hedging transactions are secured by a first priority lien in the collateral securing the New TRC Revolver that ranks equal in right of payment with liens granted in favor of Targa’s senior secured lenders. Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient enough to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($316.7) million as of December 31, 2021. As of December 31, 2021, all our commodity derivative instruments were in a net liability position, and as such, we had no counterparty credit risk exposure as of that date. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2021	2020	2019
Commodity contracts	$(534.6)	$(218.3)	$135.6

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2021	2020	2019
Revenues	$(417.3)	$90.8	$138.0

Based on valuations as of December 31, 2021, we expect to reclassify commodity hedge related deferred losses of ($304.0) million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2025, with ($225.9) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the year ended December 31, 2021, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our positions.

Derivatives Not Designated	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives
as Hedging Instruments	on Derivatives	2021	2020	2019
Commodity contracts	Revenue	$(73.3)	$206.1	$(142.1)

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Note 16 – Fair Value Measurements and Note 25 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at December 31, 2021, a net liability position of ($316.7) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($458.3) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of ($175.1) million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•

The Existing TRC Revolver, Existing TRP Revolver, and the Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$46.6	$46.6	$—	$46.6	$—
Liabilities from commodity derivative contracts (1)	363.3	363.3	—	363.3	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	158.5	158.5	—	—	—
Existing TRC Revolver	—	—	—	—	—
Existing TRP Revolver	—	—	—	—	—
Partnership's Senior unsecured notes	6,465.7	6,924.5	—	6,924.5	—
Securitization Facility	150.0	150.0	—	150.0	—

	December 31, 2020
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$134.8	$134.8	$—	$134.8	$—
Liabilities from commodity derivative contracts (1)	186.0	186.0	—	185.8	0.2
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	242.8	242.8	—	—	—
Existing TRC Revolver	555.0	555.0	—	555.0	—
Existing TRP Revolver	280.0	280.0	—	280.0	—
Partnership's Senior unsecured notes	6,585.4	7,036.8	—	7,036.8	—
Securitization Facility	350.0	350.0	—	350.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. As of December 31, 2021, we had no derivative contracts categorized as Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset (Liability)
Balance, December 31, 2020	$(0.2)
Transfers out of Level 3 (1)	0.2
Balance, December 31, 2021	$—

(1)	Transfers relate to long-term over-the-counter swaps for NGL products for which observable market prices became available for substantially their full term.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as long-lived assets, are measured at fair value on a nonrecurring basis upon impairment. During the year ended December 31, 2021, we recorded a non-cash pre-tax impairment of $452.3 million. The impairment charge is primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations in our Gathering and Processing segment. During the year ended December 31, 2020, we recorded non-cash pre-tax impairments of $2,442.8 million. The impairment charge is primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and full impairment of our Coastal operations. During the year ended December 31, 2019, we recorded non-cash pre-tax impairments of $225.3 million. The impairment charge is primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central and Coastal operations. For disclosures related to valuation techniques, see Note 5 – Property, Plant and Equipment and Intangible Assets.

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

Note 17 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes transactions with unconsolidated affiliates:

	GCF	T2 Joint Ventures	Cayenne	GCX	Little Missouri 4	Agua Blanca	Total
2021:
Revenues	$—	$4.4	$—	$—	$10.6	$—	$15.0
Product purchases and fuel	—	—	(4.8)	(66.5)	—	—	(71.3)
Operating expenses	(1.1)	(2.3)	(0.2)	—	(2.5)	—	(6.1)
General and administrative expenses	—	—	—	—	(0.8)	—	(0.8)
2020:
Revenues	$0.4	$4.5	$—	$0.2	$12.6	$—	$17.7
Product purchases and fuel	—	—	(5.9)	(67.2)	—	—	(73.1)
Operating expenses	(16.0)	(1.2)	(0.2)	—	(2.2)	—	(19.6)
General and administrative expenses	—	—	—	—	(0.8)	—	(0.8)
2019:
Revenues	$0.3	$3.7	$—	$0.5	$6.3	$—	$10.8
Product purchases and fuel	(7.9)	—	(7.9)	(24.3)	—	—	(40.1)
Operating expenses	—	(2.0)	(0.2)	—	—	(1.2)	(3.4)
General and administrative expenses	—	—	—	—	(0.3)	—	(0.3)

Relationship with Targa Resources Partners LP

We provide general and administrative and other services to the Partnership, associated with the Partnership’s existing assets and assets acquired from third parties. The Partnership Agreement between the Partnership and us, as general partner of the Partnership, governs the reimbursement of costs incurred on behalf of the Partnership.

The employees supporting the Partnership’s operations are our employees. The Partnership reimburses us for the payment of certain operating expenses, including compensation and benefits of operating personnel assigned to the Partnership’s assets, and for the provision of various general and administrative services for the benefit of the Partnership. We perform centralized corporate functions for the Partnership, such as legal, accounting, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, engineering and marketing. Since October 1, 2010, substantially all of our general and administrative costs have been allocated to the Partnership, other than costs attributable to our status as a separate reporting company.

Note 18 — Commitments

Future non-cancelable commitments related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter:

	In Aggregate	2022	2023	2024	2025	2026	Thereafter
Land sites and rights of way (1)	$237.3	$4.5	$4.6	$5.2	$6.6	$8.6	$207.8

(1)

Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above non-cancelable commitments were:

	2021	2020	2019
Land sites and rights of way	$5.9	$6.5	$6.1

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

Note 20 – Revenue

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

	2022	2023	2024 and after
Fixed consideration to be recognized as of December 31, 2021	$468.4	$396.2	$2,290.8

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For additional information on our revenue recognition policy, see Note 3 – Significant Accounting Policies, and for disclosures related to disaggregated revenue, see Note 25 – Segment Information.

Note 21 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
(Gain) loss on sale or disposition of business and assets	$2.0	$58.4	$71.1
Write-down of assets (1)	10.3	55.6	17.9
Other	0.1	2.6	0.2
	$12.4	$116.6	$89.2

(1)	Related to the write-down of certain assets to their recoverable amounts.

The (Gain) loss on sale or disposition of business and assets is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Channelview asset sale (1)	$—	$58.3	$—
Delaware crude system (1)	—	—	59.5
Other	2.0	0.1	11.6
	$2.0	$58.4	$71.1

(1)	Refer to Note 4 – Joint Ventures and Divestitures for further discussion regarding these sales.

Note 22 – Income Taxes

Components of the federal and state income tax provisions for the periods indicated are as follows:

	2021	2020	2019
Current expense (benefit)	$2.7	$(15.4)	$—
Deferred expense (benefit)	12.1	(232.7)	(87.9)
Total income tax expense (benefit)	$14.8	$(248.1)	$(87.9)

Our deferred income tax assets and liabilities as of December 31, 2021 and 2020 consist of recognition differences related to certain types of costs as follows:

	2021	2020
Deferred tax assets:
Net operating loss	$1,411.3	$1,573.5
Other	—	—
Deferred tax assets before valuation allowance	1,411.3	1,573.5
Valuation allowance	(210.6)	(196.5)
Deferred tax assets	1,200.7	1,377.0
Deferred tax liabilities:
Investments (1)	(1,323.0)	(1,519.4)
Property, plant, and equipment	(4.1)	(4.0)
Other	(9.6)	(5.7)
Deferred tax liabilities	(1,336.7)	(1,529.1)
Net deferred tax asset (liability)	$(136.0)	$(152.1)

Net deferred tax asset (liability)
Federal	$(106.7)	$(147.7)
State	(29.3)	(4.4)
Long-term deferred tax liability, net	$(136.0)	$(152.1)

(1)	Our deferred tax liability attributable to investments reflects the differences between the book and tax carrying values of our investment in the Partnership.

During the preparation of the Company's 2021 consolidated financial statements, the Company identified errors related to its 2020 state tax provision. The Company does not believe these errors are material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted the historical financial statements. In 2021, the Company recorded an additional $23.3 million of income tax expense in the Consolidated Statements of Operations and corresponding increase to its deferred tax liabilities in the Consolidated Balance Sheets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act provided corporate taxpayers an expanded five-year net operating loss (“NOL”) carryback period for losses generated in tax years 2018 through 2020. Additionally, the CARES Act allowed corporate taxpayers to request an immediate refund of alternative minimum tax credits. We requested a cash refund from the Internal Revenue Service (“IRS”) of approximately $44 million related to the CARES Act provisions and received the refund in the second quarter of 2020.

All federal statutes of limitations for returns filed in 2018 (for calendar year 2017) have expired. For Texas, the statute of limitations has expired for 2017 returns (for calendar year 2016). Similarly, the statute of limitations expired on substantially all other 2017 state income tax returns that were filed prior to October 15, 2018.

As of December 31, 2021, we have total NOL carryforwards of $6.0 billion, $1.4 billion of which will expire between 2036 and 2037. The remaining $4.6 billion NOL will not expire, but is limited to offsetting 80% of taxable income per year. During 2020, we recorded a federal tax-effected valuation allowance of $194.2 million against our deferred tax assets, primarily due to the tax consequences of the impairment of long-lived assets. See Note 5 – Property Plant and Equipment and Intangible Assets. Our total tax effected balance at December 31, 2020 was $196.5 million. As of December 31, 2021, our tax effected valuation allowance was $210.6 million, an increase of $14.1 million from December 31, 2020. Of this valuation allowance, $164.0 million of the valuation allowance is federal, and the remaining $46.6 million is state. The decrease in the federal valuation allowance is primarily because of positive book earnings in 2021, and the increase in the state valuation allowance is due to the establishment of a state valuation allowance in 2021.

As we continue to sustain profitability, we will give more weight to projections of future taxable income to determine whether such projections provide adequate taxable income to realize our deferred tax assets. This evaluation may result in a change to our valuation allowance within the next twelve months. The change could result in a full release of the valuation allowance by year ended 2022.

Set forth below is the reconciliation between our Income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision in our Consolidated Statements of Operations for the periods indicated:

Income tax reconciliation:	2021	2020	2019
Income (loss) before income taxes	$436.9	$(1,573.1)	$(46.7)
Less: Net income attributable to noncontrolling interest	(350.9)	(228.9)	(250.4)
Income attributable to TRC before income taxes	86.0	(1,802.0)	(297.1)
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes	18.1	(378.4)	(62.4)
Valuation allowance	14.1	194.2	—
State income taxes, net of federal tax benefit	(5.4)	(51.2)	(5.8)
CARES Act NOL carryback	—	(16.9)	—
Return-to-provision	(39.3)	—	—
Change in statutory income tax rate	21.0	—	(14.4)
Permanent adjustments	4.1	4.5	(6.3)
Stock compensation shortfall	1.4	—	—
Other, net	0.8	(0.3)	1.0
Income tax provision (benefit)	$14.8	$(248.1)	$(87.9)

We have not identified any uncertain tax positions. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Subsequent Event

In January 2022, the IRS notified us that it will examine Targa’s NOL carryback previously claimed under the CARES Act. We are cooperating with the IRS in the audit process and do not anticipate material changes in prior year taxable income.

Note 23 - Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash:
Interest paid, net of capitalized interest (1)	$356.0	$374.1	$287.7
Income taxes (received) paid, net	1.3	43.7	(1.9)
Non-cash investing activities:
Change in deadstock commodity inventory	$(15.0)	$5.3	$21.8
Impact of capital expenditure accruals on property, plant and equipment, net	53.0	(226.9)	(194.4)
Transfers from materials and supplies inventory to property, plant and equipment	2.4	2.1	25.1
Change in ARO liability and property, plant and equipment due to revised cash flow estimate and additions	(0.2)	(1.8)	6.7
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(50.9)	$(5.2)	$91.7
Reduction of owner's equity related to accrued dividends on unvested equity awards under share compensation arrangements	3.1	5.4	14.2
Accretion of deemed dividends on Series A Preferred	—	37.6	33.1
Non-cash balance sheet movements related to assets held for sale (2):
Trade receivables	$—	$—	$6.9
Intangible assets, net accumulated amortization and estimated loss on sale	—	—	52.1
Goodwill	—	—	1.4
Property, plant and equipment, net of accumulated depreciation and estimated loss on sale	—	—	77.3
Accounts payable and accrued liabilities	—	—	6.2
Other long-term obligations	—	—	0.2
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$20.1	$13.2	$6.9
Finance lease	24.7	6.0	10.1

(1)	Interest capitalized on major projects was $4.1 million, $33.0 million and $61.8 million for the years ended December 31, 2021, 2020 and 2019.
(2)

Includes non-cash balance sheet movements related to the sale of our crude gathering and storage business assets in the Permian Delaware, which was classified as held for sale as of December 31, 2019. See Note 4 – Joint Ventures and Divestitures.

Note 24 – Compensation Plans

2010 TRC Stock Incentive Plan

In December 2010, we adopted the Targa Resources Corp. 2010 Stock Incentive Plan for employees, consultants and non-employee directors of the Company. In May 2017, the 2010 TRC Plan was amended and restated (the “2010 TRC Plan”). Total authorized shares of common stock under the plan is 15,000,000, comprised of 5,000,000 shares originally available and an additional 10,000,000 shares that became available in May 2017. The 2010 TRC Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as Incentive Options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards, (v) phantom stock awards, (vi) bonus stock awards, (vii) performance unit awards, or (viii) any combination of such awards.

Unless otherwise specified, the compensation costs for the awards listed below were recognized as expenses over related vesting periods based on the grant-date fair values, reduced by forfeitures incurred.

Restricted Stock Awards - Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. Upon issuance, the restricted stock awards will be included in the outstanding shares of our common stock.

Director Grants – The Compensation Committee of the Targa board of directors (the “Compensation Committee”) awarded our common stock to our outside directors. In 2021, 2020 and 2019, we issued 67,591, 31,621 and 25,344 shares of director grants with the weighted average grant-date fair value of $30.33, $39.85 and $42.83, respectively.

Restricted Stock Units Awards – Restricted Stock Units (“RSUs”) are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods generally vary from one year to six years. In 2021, 2020 and 2019, we issued 848,630, 1,299,592 and 1,042,344 shares of RSUs with the weighted average grant-date fair value of $37.94, $24.64 and $39.95. The 2020 and 2019 issuances include, 16,134 and 85,547 shares of RSUs for our retention program. These shares will vest in October 2022.

Restricted Stock Units in Lieu of Bonus – In 2020 and 2019, we granted 81,336 and 95,687 shares of RSUs in lieu of cash bonuses for our executives at the weighted average grant-date fair value of $41.39 and $42.83. These awards cliff vest over one to three years.

The following table summarizes the restricted stock and RSUs under the 2010 TRC Plan in shares and in dollars for the year indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	3,835,856	$40.81
Granted	916,221	37.38
Forfeited	(77,251)	35.57
Vested	(983,998)	50.72
Outstanding at December 31, 2021	3,690,828	37.42

Performance Share Units

During 2021, 2020 and 2019, we granted 319,320, 291,365 and 261,245 performance share units (“PSUs”) to executive management for the 2021, 2020 and 2019 compensation cycle that will vest/have vested in January 2024, January 2023 and January 2022. The PSUs granted under the 2010 TRC Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. For the PSUs granted in 2019, the TSR performance factor is determined by the Compensation Committee at the end of the overall performance period based on relative performance over the designated weighting periods as follows: (i) 25% based on annual relative TSR for the first year; (ii) 25% based on annual relative TSR for the second year; (iii) 25% based on annual relative TSR for the third year; and (iv) the remaining 25% based on cumulative three-year relative TSR over the entirety of the performance period. For the PSUs granted in 2020 and 2021, the TSR performance factor is determined by the Compensation Committee based on relative TSR over a cumulative three-year performance period.

With respect to the PSUs granted in 2019, the weighting period(s), the Compensation Committee determines a guideline performance percentage, which could range from 0% to 250%, based upon the Company’s relative TSR performance for the applicable period. The TSR performance factor will be calculated by averaging the guideline performance percentage for each weighting period, and the average percentage may then be decreased or increased by the Compensation Committee at its discretion. With respect to the three year performance period of the PSUs granted in 2020 and 2021, the Compensation Committee determines a guideline performance percentage for the performance period and the percentage may then be decreased or increased by the Compensation Committee at its discretion. The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock. The value of dividend equivalent rights will be paid in cash when the awards vest.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 83%, 73% and 32% - 37% for PSUs granted in 2021, 2020 and 2019.

The following table summarizes the PSUs under the 2010 TRC Plan in shares and in dollars for the years indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	719,054	$70.53
Granted	319,320	56.36
Vested	(171,165)	81.02
Outstanding at December 31, 2021	867,209	63.24

Cash-settled Awards

During 2019, we issued 7,836 shares of cash-settled awards for our retention program. These awards are liability awards and vest each quarter for one year. The fair value of the awards is evaluated based on the average of TRC stock prices for the last ten trading days at the end of each quarter. All cash-settled awards vested in 2019. Payments for the cash-settled awards are classified within operating activities in the Consolidated Statements of Cash Flows.

Stock Compensation Expenses

Stock compensation expense under our plans totaled $59.2 million, $66.3 million, and $61.8 million for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we have $69.2 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting periods of 1.9 years related to our various compensation plans.

The fair values of share-based awards vested in 2021, 2020 and 2019 were $73.8 million, $62.7 million and $55.4 million. Cash dividends paid for the vested awards were $8.7 million, $9.4 million and $15.0 million for 2021, 2020 and 2019.

In relation to our equity compensation plans, we recognized $1.6 million and $2.0 million of tax deficiencies for the years ended December 31, 2021 and December 31, 2020, respectively, and $7.7 million in windfall tax benefits for the year ended December 31, 2019.

Subsequent Events

In January 2022, the Compensation Committee made the following awards under the 2010 TRC Plan.

•	31,117 shares of restricted stock to our outside directors that will vest in January 2023.
•	182,365 shares of RSUs to executive management for the 2022 compensation cycle that will vest in January 2025.
•	173,013 shares of PSUs to executive management for the 2022 compensation cycle that will vest in January 2025.

In January 2022, 63,907 shares of director grants vested with no shares withheld to satisfy tax withholding obligations.

In January 2022, 513,048 shares of 2019 PSUs vested with 203,759 shares withheld to satisfy tax withholding obligations.

In January 2022, 508,266 shares of RSUs vested with 181,835 shares withheld to satisfy tax withholding obligations.

Targa 401(k) Plan

We have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). We also contribute an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. As part of our cost reduction measures in response to the COVID-19 pandemic, we temporarily suspended our matching contributions in the second quarter of 2020, and reinstated such contributions on January 1, 2021. We made contributions to the 401(k) plan totaling $21.8 million, $16.2 million and $23.7 million during 2021, 2020 and 2019.

Note 25 — Segment Information

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

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$606.8	$15,111.6	$(115.9)	$—	$15,602.5
Fees from midstream services	747.3	600.0	—	—	1,347.3
	1,354.1	15,711.6	(115.9)	—	16,949.8
Intersegment revenues
Sales of commodities	6,067.9	409.5	—	(6,477.4)	—
Fees from midstream services	3.5	38.6	—	(42.1)	—
	6,071.4	448.1	—	(6,519.5)	—
Revenues	$7,425.5	$16,159.7	$(115.9)	$(6,519.5)	$16,949.8
Operating margin (1)	$1,325.3	$1,264.3	$(115.9)
Other financial information:
Total assets (2)	$8,010.0	$7,030.0	$14.0	$154.2	$15,208.2
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$471.7	$78.1	$—	$10.7	$560.5

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Year Ended December 31, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$659.9	$6,281.4	$229.7	$—	$7,171.0
Fees from midstream services	487.2	602.1	—	—	1,089.3
	1,147.1	6,883.5	229.7	—	8,260.3
Intersegment revenues
Sales of commodities	2,173.2	205.9	—	(2,379.1)	—
Fees from midstream services	6.5	31.5	—	(38.0)	—
	2,179.7	237.4	—	(2,417.1)	—
Revenues	$3,326.8	$7,120.9	$229.7	$(2,417.1)	$8,260.3
Operating margin (1)	$1,017.7	$1,128.0	$229.7
Other financial information:
Total assets (2)	$8,743.5	$6,860.0	$86.3	$185.9	$15,875.7
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$293.9	$414.0	$—	$18.9	$726.8

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Year Ended December 31, 2019
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,101.6	$6,406.1	$(113.9)	$—	$7,393.8
Fees from midstream services	728.0	549.3	—	—	1,277.3
	1,829.6	6,955.4	(113.9)	—	8,671.1
Intersegment revenues
Sales of commodities	2,628.4	132.2	—	(2,760.6)	—
Fees from midstream services	7.4	28.7	—	(36.1)	—
	2,635.8	160.9	—	(2,796.7)	—
Revenues	$4,465.4	$7,116.3	$(113.9)	$(2,796.7)	$8,671.1
Operating margin (1)	$1,006.4	$867.2	$(113.9)
Other financial information:
Total assets (2)	$11,929.8	$6,741.8	$1.0	$142.5	$18,815.1
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$1,273.3	$1,412.2	$—	$23.0	$2,708.5

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$3,523.9	$1,359.0	$1,321.7
NGL	12,210.8	5,181.3	5,233.8
Condensate and crude oil	358.4	264.0	716.1
Petroleum products	—	69.8	126.3
	16,093.1	6,874.1	7,397.9
Non-customer revenue:
Derivative activities - Hedge	(417.3)	90.8	138.0
Derivative activities - Non-hedge (1)	(73.3)	206.1	(142.1)
	(490.6)	296.9	(4.1)
Total sales of commodities	15,602.5	7,171.0	7,393.8

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	730.3	476.0	722.4
NGL transportation, fractionation and services	190.6	163.1	169.4
Storage, terminaling and export	379.7	401.9	356.4
Other	46.7	48.3	29.1
Total fees from midstream services	1,347.3	1,089.3	1,277.3

Total revenues	$16,949.8	$8,260.3	$8,671.1

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$1,325.3	$1,017.7	$1,006.4
Logistics and Transportation operating margin	1,264.3	1,128.0	867.2
Other operating margin	(115.9)	229.7	(113.9)
Depreciation and amortization expense	(870.6)	(865.1)	(971.6)
General and administrative expense	(273.2)	(254.6)	(280.7)
Impairment of long-lived assets	(452.3)	(2,442.8)	(225.3)
Interest expense, net	(387.9)	(391.3)	(337.8)
Equity earnings (loss)	(23.9)	72.6	39.0
Gain (loss) on sale or disposition of business and assets	(2.0)	(58.4)	(71.1)
Write-down of assets	(10.3)	(55.6)	(17.9)
Gain (loss) from financing activities	(16.6)	45.6	(1.4)
Gain (loss) from sale of equity-method investment	—	—	69.3
Change in contingent considerations	(0.1)	0.3	(8.7)
Other, net	0.1	0.8	(0.2)
Income (loss) before income taxes	$436.9	$(1,573.1)	$(46.7)

Note 26 — Condensed Parent Only Financial Statements

The condensed parent only financial statements represent the financial information required by Rule 5-04 of the Securities and Exchange Commission Regulation S-X for Targa Resources Corp.

In the condensed financial statements, Targa’s Investments in consolidated subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the consolidated subsidiaries are recorded in the balance sheets. The Income (loss) from operations of the consolidated subsidiaries is reported as Equity in income (loss) of consolidated subsidiaries. Other comprehensive income has been adjusted for Targa’s share of the investees’ currently reported Other comprehensive income (loss).

A substantial amount of Targa’s operating, investing and financing activities are conducted by its affiliates. The condensed financial statements should be read in conjunction with Targa’s consolidated financial statements, which begin on page F-1 in this Annual Report.

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Investment in consolidated subsidiaries	$2,746.2	$3,507.2
Deferred income taxes	65.1	59.7
Debt issuance costs	1.7	2.9
Other long-term assets	8.8	9.4
Total assets	$2,821.8	$3,579.2

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Accrued current liabilities	$30.8	$30.5
Long-term debt	—	555.0
Other long-term liabilities	29.5	38.4
Series A Preferred, net of discount	749.7	301.4
Targa Resources Corp. stockholders' equity	2,011.8	2,653.9
Total liabilities, Series A Preferred and owners' equity	$2,821.8	$3,579.2

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
Equity in net income (loss) of consolidated subsidiaries	$89.1	$(1,534.9)	$(186.2)
General and administrative expense	(17.3)	(12.4)	(13.1)
Income (loss) from operations	71.8	(1,547.3)	(199.3)
Other income (expense):
Interest expense	(6.0)	(12.5)	(17.0)
Income (loss) before income taxes	65.8	(1,559.8)	(216.3)
Deferred income tax (expense) benefit	5.4	5.9	7.1
Net income (loss) attributable to Targa Resources Corp.	71.2	(1,553.9)	(209.2)
Other comprehensive income (loss)	(89.1)	(234.3)	(1.8)
Total comprehensive income (loss)	$(17.9)	$(1,788.2)	$(211.0)

Dividends on Series A Preferred	87.3	91.7	91.7
Deemed dividends on Series A Preferred	—	39.2	33.1
Net income (loss) attributable to common shareholders	(16.1)	(1,684.8)	(334.0)
Net income (loss) attributable to Targa Resources Corp.	$71.2	$(1,553.9)	$(209.2)

TARGA RESOURCES CORP.
PARENT ONLY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(54.4)	$(193.9)	$48.3

Cash flows from investing activities
Advances to consolidated subsidiaries	133.5	214.1	(222.5)
Distributions from consolidated subsidiaries (1)	716.6	387.2	1,152.4
Net cash provided by (used in) investing activities	850.1	601.3	929.9

Cash flows from financing activities
Proceeds from long-term debt borrowings	30.0	155.0	(450.0)
Repayments of long-term debt	(585.0)	(35.0)	450.0
Transaction costs incurred related to sale of ownership interests	—	—	(10.8)
Repurchase of common stock	(53.2)	(97.4)	(13.9)
Dividends paid to common and Series A Preferred shareholders	(187.5)	(384.2)	(953.5)
Partial repurchase of Series A Preferred	—	(45.8)	—
Net cash provided by (used in) financing activities	(795.7)	(407.4)	(978.2)

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents - beginning of year	—	—	—
Cash and cash equivalents - end of year	$—	$—	$—

_____________

(1) Amounts reflect distributions from consolidated subsidiaries in excess of earnings.