Form 10-Q
period 2022-03-31
Targa Resources Corp.
filed 2022-05-05
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022, there were 227,987,890 shares of the registrant’s common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Targa Resources Corp.’s (together with its subsidiaries, including Targa Resources Partners LP (the “Partnership”), “we,” “us,” “our,” “Targa,” “TRGP,” or the “Company”) reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, by the use of forward-looking statements, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

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

•	the timing and extent of changes in natural gas, natural gas liquids, crude oil and other commodity prices, interest rates and demand for our services;
•	our ability to access the capital markets, which will depend on general market conditions, our credit ratings and our debt obligations, and demand for our common equity and our senior notes;
•	the impact of outbreaks of illnesses, pandemics (like COVID-19) or any other public health crises;
•	commodity price volatility due to ongoing conflict in Ukraine;
•	actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC oil producing countries;
•	the timing and success of business development efforts;
•	the amount of collateral required to be posted from time to time in our transactions;
•	our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•	the level of creditworthiness of counterparties to various transactions with us;
•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;
•	weather and other natural phenomena, and related impacts;
•	industry changes, including the impact of consolidations and changes in competition;
•	our ability to timely obtain and maintain necessary licenses, permits and other approvals;
•	our ability to grow through internal growth capital projects or acquisitions and the successful integration and future performance of such assets;
•	general economic, market and business conditions; and
•

the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

As generally used in the energy industry and in this Quarterly Report, the identified terms have the following meanings:

Bbl	Barrels (equal to 42 U.S. gallons)
BBtu	Billion British thermal units
Bcf	Billion cubic feet
Btu	British thermal units, a measure of heating value
/d	Per day
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
gal	U.S. gallons
LIBOR	London Inter-Bank Offered Rate
LPG	Liquefied petroleum gas
MBbl	Thousand barrels
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf	Million cubic feet
MMgal	Million U.S. gallons
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
SCOOP	South Central Oklahoma Oil Province
SOFR	Secured Overnight Financing Rate
STACK	Sooner Trend, Anadarko, Canadian and Kingfisher

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$135.9	$158.5
Trade receivables, net of allowances of $0.1 million and $0.1 million at March 31, 2022 and December 31, 2021	1,567.2	1,331.9
Inventories	97.5	153.4
Assets from risk management activities	22.0	43.1
Other current assets	77.9	82.9
Total current assets	1,900.5	1,769.8
Property, plant and equipment, net	11,653.0	11,667.7
Intangible assets, net	1,066.8	1,094.8
Long-term assets from risk management activities	7.3	7.7
Investments in unconsolidated affiliates	579.8	586.5
Other long-term assets	88.0	81.7
Total assets	$15,295.4	$15,208.2

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,803.5	$1,402.3
Accrued liabilities	202.5	272.2
Distributions payable	46.3	64.5
Interest payable	74.5	138.5
Liabilities from risk management activities	499.8	258.2
Current debt obligations	283.8	162.8
Total current liabilities	2,910.4	2,298.5
Long-term debt	6,964.9	6,434.4
Long-term liabilities from risk management activities	267.2	109.3
Deferred income taxes, net	88.0	136.0
Other long-term liabilities	297.9	301.6
Contingencies (see Note 15)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, 919,300 shares issued and outstanding as of March 31, 2022 and December 31, 2021), net of discount (see Note 9)	749.7	749.7
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of March 31, 2022 and December 31, 2021)	0.2	0.2
Issued Outstanding
March 31, 2022 237,199,124 228,180,573
December 31, 2021 236,105,293 228,221,122
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid-in capital	4,125.8	4,268.9
Retained earnings (deficit)	(1,734.3)	(1,822.3)
Accumulated other comprehensive income (loss)	(418.4)	(230.9)
Treasury stock, at cost (9,018,551 shares as of March 31, 2022 and 7,884,171 shares as of December 31, 2021)	(276.3)	(204.1)
Total Targa Resources Corp. stockholders' equity	1,697.0	2,011.8
Noncontrolling interests	2,320.3	3,166.9
Total owners' equity	4,017.3	5,178.7
Total liabilities, Series A Preferred Stock and owners' equity	$15,295.4	$15,208.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$4,566.2	$3,367.7
Fees from midstream services	392.9	265.0
Total revenues	4,959.1	3,632.7
Costs and expenses:
Product purchases and fuel	4,204.1	2,836.3
Operating expenses	183.5	171.1
Depreciation and amortization expense	209.1	216.2
General and administrative expense	67.1	61.4
Other operating (income) expense	(0.5)	3.6
Income (loss) from operations	295.8	344.1
Other income (expense):
Interest expense, net	(93.6)	(98.4)
Equity earnings (loss)	5.6	11.8
Gain (loss) from financing activities	(15.8)	(14.7)
Other, net	(0.5)	0.1
Income (loss) before income taxes	191.5	242.9
Income tax (expense) benefit	(22.9)	(15.0)
Net income (loss)	168.6	227.9
Less: Net income (loss) attributable to noncontrolling interests	80.6	81.5
Net income (loss) attributable to Targa Resources Corp.	88.0	146.4
Premium on repurchase of noncontrolling interests, net of tax	53.1	—
Dividends on Series A Preferred Stock	21.8	21.8
Net income (loss) attributable to common shareholders	$13.1	$124.6

Net income (loss) per common share - basic	$0.06	$0.54
Net income (loss) per common share - diluted	$0.06	$0.53
Weighted average shares outstanding - basic	228.5	228.5
Weighted average shares outstanding - diluted	232.4	274.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2022			2021
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$168.6			$227.9
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(387.1)	$86.6	(300.5)	$(171.5)	$40.2	(131.3)
Settlements reclassified to revenues	145.7	(32.7)	113.0	149.7	(35.0)	114.7
Other comprehensive income (loss)	(241.4)	53.9	(187.5)	(21.8)	5.2	(16.6)
Comprehensive income (loss)			(18.9)			211.3
Less: Comprehensive income (loss) attributable to noncontrolling interests			80.6			81.5
Comprehensive income (loss) attributable to Targa Resources Corp.			$(99.5)			$129.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7
Compensation on equity grants	—	—	13.5	—	—	—	—	—	13.5	—
Distribution equivalent rights	—	—	(1.7)	—	—	—	—	—	(1.7)	—
Shares issued under compensation program	1,095	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(397)	—	—	—	—	397	(22.5)	—	(22.5)	—
Repurchases of common stock	(738)	—	—	—	—	738	(49.7)	—	(49.7)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.35 per share	—	—	—	(80.0)	—	—	—	—	(80.0)	—
Dividends in excess of retained earnings	—	—	(80.0)	80.0	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72.2)	(72.2)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.9	2.9	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.1)	—	—	—	—	(857.9)	(911.0)	—
Other comprehensive income (loss)	—	—	—	—	(187.5)	—	—	—	(187.5)	—
Net income (loss)	—	—	—	88.0	—	—	—	80.6	168.6	—
Balance, March 31, 2022	228,181	$0.2	$4,125.8	$(1,734.3)	$(418.4)	9,019	$(276.3)	$2,320.3	$4,017.3	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	15.0	—	—	—	—	—	15.0	—
Distribution equivalent rights	—	—	(0.4)	—	—	—	—	—	(0.4)	—
Shares issued under compensation program	878	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(285)	—	—	—	—	285	(8.6)	—	(8.6)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.10 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(107.1)	(107.1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.0	2.0	—
Other comprehensive income (loss)	—	—	—	—	(16.6)	—	—	—	(16.6)	—
Net income (loss)	—	—	—	146.4	—	—	—	81.5	227.9	—
Balance, March 31, 2021	228,655	$0.2	$4,361.5	$(1,747.1)	$(158.4)	7,016	$(159.5)	$3,225.7	$5,522.4	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$168.6	$227.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	2.4	2.7
Compensation on equity grants	13.5	15.0
Depreciation and amortization expense	209.1	216.2
(Gain) loss on sale or disposition of assets	(1.0)	—
Write-downs of assets	0.5	3.5
Accretion of asset retirement obligations	1.1	0.9
Increase (decrease) in redemption value of mandatorily redeemable preferred interests	(0.7)	—
Deferred income tax expense (benefit)	21.1	14.5
Equity (earnings) loss of unconsolidated affiliates	(5.6)	(11.8)
Distributions of earnings received from unconsolidated affiliates	6.0	24.3
Risk management activities	178.2	(1.5)
(Gain) loss from financing activities	15.8	14.7
Changes in operating assets and liabilities:
Receivables and other assets	(216.2)	(41.9)
Inventories	55.9	139.9
Accounts payable, accrued liabilities and other liabilities	363.5	121.2
Interest payable	(64.0)	(45.8)
Net cash provided by operating activities	748.2	679.8
Cash flows from investing activities
Outlays for property, plant and equipment	(204.4)	(96.2)
Proceeds from sale of assets	1.0	—
Investments in unconsolidated affiliates	(0.4)	—
Return of capital from unconsolidated affiliates	6.8	5.9
Other, net	—	0.3
Net cash used in investing activities	(197.0)	(90.0)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	1,805.0	65.0
Repayments of credit facilities	(810.0)	(825.0)
Proceeds from borrowings under accounts receivable securitization facility	250.0	350.0
Repayments of accounts receivable securitization facility	(130.0)	(430.0)
Proceeds from issuance of senior notes	—	1,000.0
Redemption of senior notes	(480.7)	(548.1)
Principal payments of finance leases	(3.2)	(3.1)
Costs incurred in connection with financing arrangements	(10.9)	(9.0)
Repurchase of shares	(72.2)	(8.6)
Contributions from noncontrolling interests	2.9	2.0
Distributions to noncontrolling interests	(90.4)	(129.3)
Repurchase of noncontrolling interests	(926.3)	—
Dividends paid to common and Series A Preferred shareholders	(108.0)	(48.0)
Net cash provided by (used in) financing activities	(573.8)	(584.1)
Net change in cash and cash equivalents	(22.6)	5.7
Cash and cash equivalents, beginning of period	158.5	242.8
Cash and cash equivalents, end of period	$135.9	$248.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Corp. (NYSE: TRGP) is a publicly traded Delaware corporation formed in October 2005. Targa is a leading provider of midstream services and is one of the largest independent infrastructure companies in North America. We own, operate, acquire, and develop a diversified portfolio of complementary domestic midstream infrastructure assets.

In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or “TRGP” are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership”. Targa consolidates the Partnership and its subsidiaries under accounting principles generally accepted in the United States of America (“GAAP”). Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

•	the inclusion of the TRGP revolving credit facility;
•	the inclusion of Series A Preferred Stock (“Series A Preferred”); and
•	the impacts of TRGP’s treatment as a corporation for U.S. federal income tax purposes.

Our Operations

The Company is primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling, and purchasing and selling crude oil.

See Note 19 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2022.

Note 4 – Joint Ventures, Divestitures and Acquisitions

DevCo Joint Ventures

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) to fund portions of Grand Prix NGL Pipeline (“Grand Prix”), Gulf Coast Express Pipeline (“GCX”) and an approximately 110 MBbl/d fractionator in Mont Belvieu, Texas (“Train 6”). For a four-year period beginning on the date that all three projects commenced commercial operations, we had the option to acquire all or part of Stonepeak’s interests in the DevCo JVs (the “DevCo JV Call Right”). The purchase price payable for such partial or full interests was based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs.

In January 2022, we exercised the DevCo JV Call Right and closed on the purchase of all of Stonepeak’s interests in the DevCo JVs for $926.3 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we own a 75% interest in Grand Prix Pipeline LLC, a 100% interest in Train 6 and owned a 25% equity interest in GCX, prior to the GCX Sale (as defined below) in February 2022. The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax was $53.1 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders. In addition, the DevCo JV Repurchase resulted in an $857.9 million reduction of Noncontrolling interests on our Consolidated Balance Sheets.

Divestitures

In February 2022, we announced that we executed agreements to sell Targa GCX Pipeline LLC, which held our 25 percent equity interest in GCX, for approximately $857 million (the “GCX Sale”). We expect to receive the full proceeds from the sale in the second quarter of 2022 as the customary call right period has now expired.

Acquisitions

In April 2022, we closed on the acquisition of Southcross Energy Operating LLC and its subsidiaries in South Texas for a purchase price of approximately $200 million (the “Southcross Acquisition”). We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and which we will prospectively consolidate. See Note 6 – Investments in Unconsolidated Affiliates.

Note 5 — Property, Plant and Equipment and Intangible Assets

	March 31, 2022	December 31, 2021	Estimated Useful Lives (In Years)
Gathering systems	$9,368.0	$9,318.2	5 to 20
Processing and fractionation facilities	6,423.0	6,388.8	5 to 25
Terminaling and storage facilities	1,325.5	1,313.8	5 to 25
Transportation assets	2,696.6	2,671.0	10 to 50
Other property, plant and equipment	334.2	340.9	3 to 50
Land	160.8	160.8	—
Construction in progress	392.4	347.0	—
Finance lease right-of-use assets	56.8	55.6	5 to 7
Property, plant and equipment	20,757.3	20,596.1
Accumulated depreciation, amortization and impairment	(9,104.3)	(8,928.4)
Property, plant and equipment, net	$11,653.0	$11,667.7

Intangible assets	2,497.7	2,642.9	10 to 20
Accumulated amortization and impairment	(1,430.9)	(1,548.1)
Intangible assets, net	$1,066.8	$1,094.8

During the three months ended March 31, 2022 and 2021, depreciation expense was $181.1 million and $183.4 million, respectively.

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability. No impairments of long-lived assets were recorded for the three months ended March 31, 2022 and 2021.

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

The estimated annual amortization expense for intangible assets is approximately $112.0 million, $106.8 million, $103.0 million, $99.9 million and $97.6 million for each of the years 2022 through 2026, respectively.

The changes in our intangible assets are as follows:

March 31, 2022
Balance at December 31, 2021	$1,094.8
Amortization	(28.0)
Balance at March 31, 2022	$1,066.8

Note 6 – Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•

two operated joint ventures in South Texas: a 75% interest (prior to closing on the Southcross Acquisition) in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest (prior to closing on the Southcross Acquisition) in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford” and, together with T2 Lasalle, the “T2 Joint Ventures”); and

•	a 50% operated ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Transportation Segment

•	a 25% non-operated ownership interest in GCX (prior to the GCX Sale);
•	a 38.8% operated ownership interest in Gulf Coast Fractionators (“GCF”); and
•	a 50% operated ownership interest in Cayenne Pipeline LLC (“Cayenne”).

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

See Note 4 – Joint Ventures, Divestitures and Acquisitions for further discussion of the T2 Joint Ventures and GCX.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2021	Equity Earnings (Loss)	Cash Distributions	Contributions	Balance at March 31, 2022
GCX (1)	$421.0	$5.7	$(7.3)	$—	$419.4
Little Missouri 4	98.1	0.3	(4.7)	—	93.7
GCF (2)	28.8	(0.7)	—	0.5	28.6
T2 Eagle Ford (3)	21.9	(0.6)	(0.8)	—	20.5
T2 LaSalle (3)	4.2	(0.2)	—	—	4.0
Cayenne	12.5	1.1	—	—	13.6
Total	$586.5	$5.6	$(12.8)	$0.5	$579.8

(1)

Following the DevCo JV Repurchase in January 2022, we owned a 25% equity interest in GCX. In February 2022, we announced the GCX Sale, at which time we ceased the recognition of equity earnings (loss) due to the terms of the sales agreement. See Note 4 – Joint Ventures, Divestitures and Acquisitions for further discussion.

(2)	Targa assumed operatorship of GCF in the first half of 2021.
(3)

In April 2022, we closed on the Southcross Acquisition. Following the closing of the Southcross Acquisition, we own 100% of the interests in the T2 Joint Ventures. See Note 4 – Joint Ventures, Divestitures and Acquisitions for further discussion.

Note 7 — Debt Obligations

	March 31, 2022	December 31, 2021
Current:
Partnership accounts receivable securitization facility, due April 2022 (1)	$270.0	$150.0
Finance lease liabilities	13.8	12.8
Current debt obligations	283.8	162.8

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	995.0	—
Senior unsecured notes issued by the Partnership: (3)
5.875% fixed rate, due April 2026 (4)	963.2	963.2
5.375% fixed rate, due February 2027 (5)	—	468.1
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	6,992.6	6,465.7
Debt issuance costs, net of amortization	(41.3)	(45.0)
Finance lease liabilities	13.6	13.7
Long-term debt (6)	6,964.9	6,434.4
Total debt obligations	$7,248.7	$6,597.2
Irrevocable standby letters of credit:
Letters of credit outstanding under the TRGP senior revolving credit facility (3)	$58.7	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility (3)	—	71.3
	$58.7	$71.3

(1)

As of March 31, 2022, the Partnership had $270.0 million of qualifying receivables under its $400.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in $130.0 million of availability. In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023.

(2)

In February 2022, we entered into a new $2.75 billion TRGP senior revolving credit facility, (the “TRGP Revolver”) which matures in February 2027. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). As of March 31, 2022, availability under the TRGP Revolver was $1.7 billion. As of December 31, 2021, we had no balance outstanding under the Previous TRGP Revolver or the Partnership Revolver.

(3)	As of February 2022, we guarantee all of the Partnership’s outstanding senior unsecured notes.
(4)

In April 2022, the Partnership purchased $484.3 million aggregate principal amount of its outstanding 5.875% Senior Notes due 2026 (the “5.875% Notes”) pursuant to an offer to purchase for cash (the “Tender Offer”) any and all outstanding 5.875% Notes. Concurrent with the launch of the Tender Offer, the Partnership exercised its right to redeem any of the 5.875% Notes not validly tendered and purchased in the Tender Offer, and such 5.875% Notes were redeemed in April 2022.

(5)	In March 2022, the Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) with the available liquidity under the TRGP Revolver.
(6)

In April 2022, we, along with certain of our subsidiaries as guarantors thereto, completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2022:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver	1.5% - 1.8%	1.6%
Securitization Facility	1.1% - 1.2%	1.2%

Compliance with Debt Covenants

As of March 31, 2022, we were in compliance with the covenants contained in our various debt agreements.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of March 31, 2022, $6.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

Debt Obligations

TRGP Revolver

In February 2022, we entered into the TRGP Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver), including a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures on February 17, 2027. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver and the Partnership Revolver. In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from Standard & Poor’s Financial Services LLC (“S&P”) and Fitch Ratings Inc., and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s Investors Service, Inc. (“Moody’s”). As a result, in accordance with the TRGP Revolver, the collateral under the TRGP Revolver was released from the liens securing our obligations thereunder. As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss due to debt extinguishment of $0.8 million.

Senior Unsecured Notes Redemption

In March 2022, the Partnership redeemed all of the outstanding 5.375% Notes at a redemption price equal to $1,026.88 for each $1,000 principal amount of 5.375% Notes redeemed, plus accrued and unpaid interest to, but not including, March 30, 2022, or a maximum combined aggregate redemption price (exclusive of accrued and unpaid interest) of $480.7 million. The 5.375% Notes were redeemed with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In the future, we or the Partnership may redeem, purchase or exchange certain of our and the Partnership’s outstanding debt through redemption calls, cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such calls, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Shelf Registration

In March 2022, we filed with the SEC a universal shelf registration statement on Form S-3 that registers the issuance and sale of certain debt and equity securities from time to time in one or more offerings (the “March 2022 Shelf”). The March 2022 Shelf will expire in March 2025. See Note 10 – Common Stock and Related Matters.

Contractual Obligations

The following table summarizes payment obligations as of March 31, 2022, for debt instruments after giving effect to the debt extinguishments detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (1)	$6,992.6	$—	$—	$1,958.2	$5,034.4
Interest on debt obligations (2)	2,232.6	325.1	650.3	596.0	661.2
	$9,225.2	$325.1	$650.3	$2,554.2	$5,695.6

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing March 31, 2022 rates for floating debt.

Subsequent Events

Senior Unsecured Notes Issuances and Redemptions

In April 2022, we, along with certain of our subsidiaries as guarantors thereto, completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Notes and (ii) $750.0 million aggregate principal amount of our 4.950% Notes, resulting in net proceeds of approximately $1.5 billion. Both of the 4.200% Notes and the 4.950% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. Both of the 4.200% Notes and the 4.950% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain First Supplemental Indenture, dated as of April 6, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee.

A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption payment of the Partnership’s 5.875% Notes, with the remainder used for repayment of borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we will record a loss due to debt extinguishment of $33.5 million in the second quarter.

Partnership’s Accounts Receivable Securitization Facility

In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.

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

Deferred revenue as of March 31, 2022 and December 31, 2021, was $170.6 million and $171.8 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Part II—Item 1. Legal Proceedings for further details on the related litigation.

Note 9 — Preferred Stock

Preferred Stock Dividends

As of March 31, 2022, we had accrued cumulative preferred dividends of $21.8 million on our Series A Preferred, which were paid on May 2, 2022. During the three months ended March 31, 2022, we paid $21.8 million of dividends to preferred shareholders.

Subsequent Event

Series A Preferred Redemption

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, which will be recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated.

Note 10 — Common Stock and Related Matters

Shelf Registration Statement

In March 2022, we filed the March 2022 Shelf. The March 2022 Shelf will expire in March 2025. See Note 7 – Debt Obligations.

Common Stock Dividends

In January 2022, we declared an increase to our common dividend to $0.35 per common share or $1.40 per common share annualized effective for the fourth quarter of 2021, which was paid in February 2022.

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2022	May 16, 2022	$81.2	$79.8	$1.4	$0.35000
December 31, 2021	February 15, 2022	81.4	80.1	1.3	0.35000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 11 — Partnership Units and Related Matters

Distributions

We are entitled to receive all Partnership distributions from available cash on the Partnership’s common units each quarter.

The following table details the distributions declared and paid by the Partnership for the three months ended March 31, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Distributions	Distributions to Targa Resources Corp.
(In millions, except per share amounts)
March 31, 2022	May 12, 2022	$103.7	$103.7
December 31, 2021	February 11, 2022	103.7	103.7

Contributions

All capital contributions to the Partnership continue to be allocated 98% to the limited partner and 2% to the general partner; however, no units will be issued for those contributions. During the three months ended March 31, 2022, we made a total of $140.0 million in contributions to the Partnership.

Note 12 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$88.0	$146.4
Less: Premium on repurchase of noncontrolling interests, net of tax	53.1	—
Less: Dividends on Series A Preferred (1)	21.8	21.8
Net income (loss) attributable to common shareholders for basic earnings per share	$13.1	$124.6

Weighted average shares outstanding - basic	228.5	228.5
Dilutive effect of unvested stock awards	3.9	1.9
Dilutive effect of Series A Preferred (1)	—	44.3
Weighted average shares outstanding - diluted	232.4	274.7

Net income (loss) available per common share - basic	$0.06	$0.54
Net income (loss) available per common share - diluted	$0.06	$0.53

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2022	2021
Unvested restricted stock awards	0.1	—
Series A Preferred (1)	44.3	—

(1)

The Series A Preferred had no mandatory redemption date, but was redeemable at our election for a 5% premium to the liquidation preference subsequent to March 16, 2022. In May 2022, we redeemed all of our issued and outstanding Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. See Note 9 – Preferred Stock for further discussion.

Note 13 — Derivative Instruments and Hedging Activities

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

At March 31, 2022, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2022	2023	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	157,714	102,943	49,068	7,479	—	—
Natural Gas	Basis Swaps	MMBtu/d	449,755	295,000	280,000	244,267	55,000	10,000
NGL	Swaps	Bbl/d	37,524	23,760	11,209	230	—	—
NGL	Futures	Bbl/d	6,429	—	—	—	—	—
Condensate	Swaps	Bbl/d	5,106	3,687	1,702	37	—	—

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

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of March 31, 2022		Fair Value as of December 31, 2021
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$22.0	$(447.8)	$25.5	$(252.6)
	Long-term	4.6	(126.7)	6.2	(84.3)
Total derivatives designated as hedging instruments		$26.6	$(574.5)	$31.7	$(336.9)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$—	$(52.0)	$17.6	$(5.6)
	Long-term	2.7	(140.5)	1.5	(25.0)
Total derivatives not designated as hedging instruments		$2.7	$(192.5)	$19.1	$(30.6)
Total current position		$22.0	$(499.8)	$43.1	$(258.2)
Total long-term position		7.3	(267.2)	7.7	(109.3)
Total derivatives		$29.3	$(767.0)	$50.8	$(367.5)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
March 31, 2022	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$22.0	$(69.1)	$3.7	$—	$(43.4)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(430.7)	—	—	(430.7)
	22.0	(499.8)	3.7	—	(474.1)
Long-Term Position
Counterparties with offsetting positions or collateral	7.3	(203.7)	15.5	—	(180.9)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(63.5)	—	—	(63.5)
	7.3	(267.2)	15.5	—	(244.4)
Total Derivatives
Counterparties with offsetting positions or collateral	29.3	(272.8)	19.2	—	(224.3)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(494.2)	—	—	(494.2)
	$29.3	$(767.0)	$19.2	$—	$(718.5)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$39.2	$(241.9)	$5.0	$0.3	$(198.0)
Counterparties without offsetting positions - assets	3.9	—	—	3.9	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	43.1	(258.2)	5.0	4.2	(214.3)
Long-Term Position
Counterparties with offsetting positions or collateral	7.4	(95.1)	3.1	—	(84.6)
Counterparties without offsetting positions - assets	0.3	—	—	0.3	—
Counterparties without offsetting positions - liabilities	—	(14.2)	—	—	(14.2)
	7.7	(109.3)	3.1	0.3	(98.8)
Total Derivatives
Counterparties with offsetting positions or collateral	46.6	(337.0)	8.1	0.3	(282.6)
Counterparties without offsetting positions - assets	4.2	—	—	4.2	—
Counterparties without offsetting positions - liabilities	—	(30.5)	—	—	(30.5)
	$50.8	$(367.5)	$8.1	$4.5	$(313.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association (“ISDA”) agreements, which govern the key terms with our counterparties. Our ISDA agreements contain credit-risk related contingent features. Pursuant to the terms of the TRGP Revolver, our derivative positions are no longer secured by the collateral securing the TRGP Revolver. As of March 31, 2022, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of approximately ($718) million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of March 31, 2022, we would be required to post approximately $126 million of collateral to certain counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($737.7) million as of March 31, 2022. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2022	2021
Commodity contracts	$(387.1)	$(171.5)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2022	2021
Revenues	$(145.7)	$(149.7)

Based on valuations as of March 31, 2022, we expect to reclassify commodity hedge-related deferred losses of ($545.4) million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2025, with ($423.3) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended March 31, 2022, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2022	2021
Commodity contracts	Revenue	$(177.0)	$15.0

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at March 31, 2022, a net liability position of ($737.7) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($930.6) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of ($544.8) million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	the TRGP Revolver and the Partnership’s Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•	the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	March 31, 2022
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$25.0	$25.0	$—	$25.0	$—
Liabilities from commodity derivative contracts (1)	762.7	762.7	—	762.7	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	135.9	135.9	—	—	—
TRGP Revolver	995.0	995.0	—	995.0	—
Partnership's Senior unsecured notes	5,997.6	6,134.7	—	6,134.7	—
Securitization Facility	270.0	270.0	—	270.0	—

	December 31, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$46.6	$46.6	$—	$46.6	$—
Liabilities from commodity derivative contracts (1)	363.3	363.3	—	363.3	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	158.5	158.5	—	—	—
Partnership's Senior unsecured notes	6,465.7	6,924.5	—	6,924.5	—
Securitization Facility	150.0	150.0	—	150.0	—

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 13 – Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. As of March 31, 2022, we had no derivative contracts categorized as Level 3.

Note 15 — Contingencies

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

On December 26, 2018, Vitol filed a lawsuit in the 80th District Court of Harris County (the “District Court”), Texas against Targa Channelview LLC, then a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleges that Targa Channelview breached the Splitter Agreement, which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement. In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleges Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol seeks return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also seeks recovery of its attorneys’ fees and costs in the lawsuit.

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

Note 16 — Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period, and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 17 years.

	2022	2023	2024 and after
Fixed consideration to be recognized as of March 31, 2022	$346.9	$398.5	$2,319.0

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 19 – Segment Information.

Note 17 — Income Taxes

The Company records income taxes using an estimated annual effective tax rate and recognizes specific events discretely as they occur. We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized.

As of March 31, 2022, our valuation allowance was $192.8 million, a decrease of $17.8 million from December 31, 2021. After the change in valuation allowance, we have a net deferred tax liability of $88.0 million.

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

In January 2022, the IRS notified us that it will examine Targa’s net operating loss carryback previously claimed under the Coronavirus Aid, Relief and Economic Security Act. We are in the process of responding to information requests from the IRS and do not anticipate material changes in prior year taxable income.

Note 18 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021
Cash:
Interest paid, net of capitalized interest (1)	$151.3	$141.1
Income taxes (received) paid, net	(0.2)	0.8
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$(41.9)	$(12.9)
Transfers from materials and supplies inventory to property, plant and equipment	—	0.1
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(18.2)	$(22.2)

(1)	Interest capitalized on major projects was $2.4 million and $0.7 million for the three months ended March 31, 2022 and 2021.

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

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$134.6	$4,609.9	$(178.3)	$—	$4,566.2
Fees from midstream services	210.4	182.5	—	—	392.9
	345.0	4,792.4	(178.3)	—	4,959.1
Intersegment revenues
Sales of commodities	2,030.6	124.3	—	(2,154.9)	—
Fees from midstream services	0.3	10.8	—	(11.1)	—
	2,030.9	135.1	—	(2,166.0)	—
Revenues	$2,375.9	$4,927.5	$(178.3)	$(2,166.0)	$4,959.1
Operating margin (1)	$397.6	$352.1	$(178.3)
Other financial information:
Total assets (2)	$7,951.0	$7,196.0	$1.6	$146.8	$15,295.4
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$133.0	$25.2	$—	$4.3	$162.5

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended March 31, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$142.7	$3,223.5	$1.5	$—	$3,367.7
Fees from midstream services	119.4	145.6	—	—	265.0
	262.1	3,369.1	1.5	—	3,632.7
Intersegment revenues
Sales of commodities	969.7	82.5	—	(1,052.2)	—
Fees from midstream services	1.6	8.2	—	(9.8)	—
	971.3	90.7	—	(1,062.0)	—
Revenues	$1,233.4	$3,459.8	$1.5	$(1,062.0)	$3,632.7
Operating margin (1)	$275.1	$348.7	$1.5
Other financial information:
Total assets (2)	$8,635.2	$6,743.9	$90.8	$178.5	$15,648.4
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$69.5	$10.4	$—	$3.5	$83.4

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended March 31,
	2022	2021
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$964.3	$841.4
NGL	3,806.5	2,594.4
Condensate and crude oil	118.1	66.6
	4,888.9	3,502.4
Non-customer revenue:
Derivative activities - Hedge	(145.7)	(149.7)
Derivative activities - Non-hedge (1)	(177.0)	15.0
	(322.7)	(134.7)
Total sales of commodities	4,566.2	3,367.7

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	206.0	116.3
NGL transportation, fractionation and services	65.8	47.2
Storage, terminaling and export	100.9	88.8
Other	20.2	12.7
Total fees from midstream services	392.9	265.0

Total revenues	$4,959.1	$3,632.7

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2022	2021
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$397.6	$275.1
Logistics and Transportation operating margin	352.1	348.7
Other operating margin	(178.3)	1.5
Depreciation and amortization expense	(209.1)	(216.2)
General and administrative expense	(67.1)	(61.4)
Interest expense, net	(93.6)	(98.4)
Equity earnings (loss)	5.6	11.8
Gain (loss) on sale or disposition of assets	1.0	—
Write-down of assets	(0.5)	(3.5)
Gain (loss) from financing activities	(15.8)	(14.7)
Other, net	(0.4)	—
Income (loss) before income taxes	$191.5	$242.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q.

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

Capital Investments and Divestitures

In January 2022, we closed on the purchase of all of Stonepeak Infrastructure Partners’ (“Stonepeak”) interests in our development company joint ventures (“DevCo JVs”) for $926.3 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we own a 75% interest in Grand Prix Pipeline LLC, a 100% interest in our Train 6 fractionator in Mont Belvieu, Texas and owned a 25% equity interest in Gulf Coast Express Pipeline (“GCX”), prior to the GCX Sale (as defined below) in February 2022. The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax was $53.1 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders. In addition, the DevCo JV Repurchase resulted in an $857.9 million reduction of Noncontrolling interests on our Consolidated Balance Sheets.

In February 2022, we announced that we executed agreements to sell Targa GCX Pipeline LLC, which held our 25 percent equity interest in GCX, for approximately $857 million (the “GCX Sale”). We expect to receive the full proceeds from the sale in the second quarter of 2022 as the customary call right period has now expired.

In April 2022, we closed on the bolt-on acquisition of Southcross Energy Operating LLC and its subsidiaries in South Texas for a purchase price of approximately $200 million. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and which we will prospectively consolidate. See Note 4 - Joint Ventures, Acquisitions and Divestitures and Note 6 - Investments in Unconsolidated Affiliates to our Consolidated Financial Statements.

Common Share Repurchases and Preferred Stock Redemption

In the first quarter of 2022, we repurchased 737,799 shares of our common stock at a weighted average price of $67.37 for a total net cost of $49.7 million. There was $318.8 million remaining under our $500 million common share repurchase program as of March 31, 2022.

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, which will be recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements.

Financing Activities

In February 2022, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto (the “TRGP Revolver”). The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver, including a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures in February 2027. In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from Standard & Poor’s Financial Services LLC (“S&P”) and Fitch Ratings Inc. (“Fitch”), and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s Investors Service, Inc. (“Moody’s”). As a result, in accordance with the TRGP Revolver, the collateral under the TRGP Revolver was released from the liens securing our obligations thereunder. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss due to debt extinguishment of $0.8 million.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of March 31, 2022, $6.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

In March 2022, the Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we, along with certain of our subsidiaries as guarantors thereto, completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance were used to fund the March Tender Offer and the subsequent redemption payment of the Partnership’s 5.875% Notes, with the remainder used for repayment of borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we will record a loss due to debt extinguishment of $33.5 million in the second quarter of 2022.

In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.

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

Corporation Tax Matters

In January 2022, the IRS notified us that it will examine Targa’s net operating loss (“NOL”) carryback previously claimed under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 and provided corporate taxpayers an expanded five-year NOL carryback period for losses generated in tax years 2018 through 2020. We received a cash refund of approximately $44 million related to the CARES Act provisions in 2020. We are in the process of responding to information requests from the IRS and do not anticipate material changes in prior year taxable income.

FERC Regulatory Matters

On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the Commission reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, and the resulting rates currently in effect for certain of Targa’s liquids pipelines were recomputed to account for the reduced index factor.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Recent Accounting Pronouncements” included within Note 3 – Significant Accounting Policies to our Consolidated Financial Statements.

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

Non-GAAP Measures

We utilize non-GAAP measures to analyze our performance. Adjusted EBITDA, distributable cash flow, adjusted free cash flow and adjusted operating margin (segment) are non-GAAP measures. The GAAP measures most directly comparable to these non-GAAP measures are income (loss) from operations, Net income (loss) attributable to Targa Resources Corp. and segment operating margin. These non-GAAP measures should not be considered as an alternative to GAAP measures and have important limitations as analytical tools. Investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because our non-GAAP measures exclude some, but not all, items that affect income and segment operating margin, and are defined differently by different companies within our industry, our definitions may not be comparable with similarly titled measures of other companies, thereby diminishing their utility. Management compensates for the limitations of our non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into our decision-making processes.

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

Adjusted EBITDA

We define adjusted EBITDA as Net income (loss) attributable to Targa Resources Corp. before interest, income taxes, depreciation and amortization, and other items that we believe should be adjusted consistent with our core operating performance. The adjusting items are detailed in the adjusted EBITDA reconciliation table and its footnotes. Adjusted EBITDA is used as a supplemental financial measure by us and by external users of our financial statements such as investors, commercial banks and others to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and pay dividends to our investors.

Distributable Cash Flow and Adjusted Free Cash Flow

We define distributable cash flow as adjusted EBITDA less cash interest expense on debt obligations, cash tax (expense) benefit and maintenance capital expenditures (net of any reimbursements of project costs). We define adjusted free cash flow as distributable cash flow less growth capital expenditures, net of contributions from noncontrolling interest and net contributions to investments in unconsolidated affiliates. Distributable cash flow and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$88.0	$146.4
Interest (income) expense, net	93.6	98.4
Income tax expense (benefit)	22.9	15.0
Depreciation and amortization expense	209.1	216.2
(Gain) loss on sale or disposition of assets	(1.0)	—
Write-down of assets	0.5	3.5
(Gain) loss from financing activities (1)	15.8	14.7
Equity (earnings) loss	(5.6)	(11.8)
Distributions from unconsolidated affiliates and preferred partner interests, net	12.5	33.3
Compensation on equity grants	13.5	15.0
Risk management activities	178.2	(1.5)
Noncontrolling interests adjustments (2)	(1.7)	(13.5)
Adjusted EBITDA	$625.8	$515.7
Interest expense on debt obligations (3)	(91.7)	(98.8)
Maintenance capital expenditures, net (4)	(37.7)	(19.0)
Cash taxes	(1.8)	(0.5)
Distributable Cash Flow	$494.6	$397.4
Growth capital expenditures, net (4)	(121.4)	(61.0)
Adjusted Free Cash Flow	$373.2	$336.4

(1)	Gains or losses on debt repurchases or early debt extinguishments.
(2)	Noncontrolling interest portion of depreciation and amortization expense.
(3)	Excludes amortization of interest expense.
(4)	Represents capital expenditures, net of contributions from noncontrolling interests and includes net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
	(In millions)
Revenues:
Sales of commodities	$4,566.2	$3,367.7	$1,198.5	36%
Fees from midstream services	392.9	265.0	127.9	48%
Total revenues	4,959.1	3,632.7	1,326.4	37%
Product purchases and fuel	4,204.1	2,836.3	1,367.8	48%
Operating expenses	183.5	171.1	12.4	7%
Depreciation and amortization expense	209.1	216.2	(7.1)	(3%)
General and administrative expense	67.1	61.4	5.7	9%
Other operating (income) expense	(0.5)	3.6	(4.1)	(114%)
Income (loss) from operations	295.8	344.1	(48.3)	(14%)
Interest expense, net	(93.6)	(98.4)	4.8	5%
Equity earnings (loss)	5.6	11.8	(6.2)	(53%)
Gain (loss) from financing activities	(15.8)	(14.7)	(1.1)	7%
Other, net	(0.5)	0.1	(0.6)	NM
Income tax (expense) benefit	(22.9)	(15.0)	(7.9)	53%
Net income (loss)	168.6	227.9	(59.3)	(26%)
Less: Net income (loss) attributable to noncontrolling interests	80.6	81.5	(0.9)	(1%)
Net income (loss) attributable to Targa Resources Corp.	88.0	146.4	(58.4)	(40%)
Premium on repurchase of noncontrolling interests, net of tax	53.1	—	53.1	100%
Dividends on Series A Preferred Stock	21.8	21.8	—	—
Net income (loss) attributable to common shareholders	$13.1	$124.6	$(111.5)	(89%)
Financial data:
Adjusted EBITDA (1)	$625.8	$515.7	$110.1	21%
Distributable cash flow (1)	494.6	397.4	97.2	24%
Adjusted free cash flow (1)	373.2	336.4	36.8	11%

(1)

Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful or material.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($1,385.7 million) and higher natural gas volumes ($20.3 million), partially offset by lower NGL volumes ($20.2 million) and the unfavorable impact of hedges ($188.0 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, transportation and fractionation fees and export volumes.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher natural gas volumes, partially offset by lower NGL volumes.

The increase in operating expenses was due to higher labor and maintenance costs primarily due to increased activity and system expansions, partially offset by lower taxes and the reduction in expense from a major winter storm that affected regions across Texas, New Mexico, Oklahoma and Louisiana during the first quarter of 2021.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The decrease in depreciation and amortization expense is primarily due to a lower depreciable base associated with assets that were impaired during the fourth quarter of 2021.

The increase in general and administrative expense is primarily due to higher insurance costs and professional fees.

The decrease in interest expense, net is primarily due lower net borrowings and an increase in capitalized interest resulting from higher growth capital investments.

The decrease in equity earnings is primarily due to lower earnings from our investments in GCX DevCo JV and the Badlands, partially offset by lower losses from our investments in Gulf Coast Fractionators, T2 Eagle Ford Gathering Company L.L.C. and T2 LaSalle Gathering Company L.L.C. Lower equity earnings from our investments in GCX DevCo JV were due to the DevCo JV Repurchase in 2022. See Note 4 – Investments in Joint Ventures, Divestitures and Acquisitions to our Consolidated Financial Statements for further discussion.

During 2022, we terminated the Previous TRGP Revolver and the Partnership Revolver, and the Partnership redeemed the 5.375% Notes, resulting in a net loss from financing activities. During 2021, the Partnership redeemed its 5.125% Senior Notes due 2025, the Targa Pipeline Partners LP (“TPL”) 4.750% Senior Notes due 2021 and the TPL 5.875% Senior Notes due 2023, resulting in a net loss from financing activities. See Note 7 – Debt Obligations for further discussion.

The increase in income tax expense is primarily due to a smaller release of the valuation allowance in 2022 compared to 2021, partially offset by a decrease in pre-tax book income.

During the first quarter of 2022, we closed on the purchase of all of Stonepeak’s interests in our DevCo JVs for $926.3 million. The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests resulting in a $53.1 million premium on repurchase of noncontrolling interests, net of tax. See Note 4 – Joint Ventures, Divestitures and Acquisitions to our Consolidated Financial Statements for further discussion.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
March 31, 2022	$397.6	$352.1	$(178.3)
March 31, 2021	275.1	348.7	1.5

Gathering and Processing Segment

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
	(In millions, except operating statistics and price amounts)
Operating margin	$397.6	$275.1	$122.5	45%
Operating expenses	116.6	105.5	11.1	11%
Adjusted operating margin	$514.2	$380.6	$133.6	35%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	2,075.1	1,658.3	416.8	25%
Permian Delaware	977.0	737.6	239.4	32%
Total Permian	3,052.1	2,395.9	656.2

SouthTX (5)	162.1	176.4	(14.3)	(8%)
North Texas	175.3	175.4	(0.1)	—
SouthOK (5)	407.3	375.2	32.1	9%
WestOK	202.5	202.7	(0.2)	—
Total Central	947.2	929.7	17.5

Badlands (5) (6)	125.0	134.9	(9.9)	(7%)
Total Field	4,124.3	3,460.5	663.8

Coastal	602.1	652.6	(50.5)	(8%)

Total	4,726.4	4,113.1	613.3	15%
NGL production, MBbl/d (3)
Permian Midland (4)	300.8	237.0	63.8	27%
Permian Delaware	129.8	96.5	33.3	35%
Total Permian	430.6	333.5	97.1

SouthTX (5)	20.3	17.6	2.7	15%
North Texas	19.2	19.2	—	—
SouthOK (5)	50.5	43.8	6.7	15%
WestOK	14.9	16.1	(1.2)	(7%)
Total Central	104.9	96.7	8.2

Badlands (5)	14.7	15.5	(0.8)	(5%)
Total Field	550.2	445.7	104.5

Coastal	37.1	40.0	(2.9)	(7%)

Total	587.3	485.7	101.6	21%
Crude oil, Badlands, MBbl/d	122.7	136.2	(13.5)	(10%)
Crude oil, Permian, MBbl/d	30.6	34.9	(4.3)	(12%)
Natural gas sales, BBtu/d (3)	2,126.3	1,956.0	170.3	9%
NGL sales, MBbl/d (3)	424.8	349.0	75.8	22%
Condensate sales, MBbl/d	14.4	15.2	(0.8)	(5%)
Average realized prices - inclusive of hedges (7):
Natural gas, $/MMBtu	4.09	2.51	1.58	63%
NGL, $/gal	0.79	0.46	0.33	72%
Condensate, $/Bbl	75.72	46.80	28.92	62%

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

(5)	Operations include facilities that are not wholly owned by us.
(6)	Badlands natural gas inlet represents the total wellhead volume and includes the Targa volumes processed at the Little Missouri 4 plant.
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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	17.5	$(1.78)	$(31.2)	18.0	$(0.72)	$(12.8)
NGL (MMgal)	170.4	(0.46)	(78.0)	122.7	(0.19)	(22.9)
Crude oil (MBbl)	0.5	(39.40)	(19.7)	0.5	(4.00)	(2.2)
			$(128.9)			$(37.9)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The increase in adjusted operating margin was due to higher realized commodity prices, natural gas inlet volumes and fees predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to higher production, higher producer activity and the addition of the Heim plant during the third quarter of 2021. Prior year natural gas inlet volumes were impacted by the short-term operational disruption associated with a major winter storm that affected regions across Texas, New Mexico, Oklahoma and Louisiana, that reduced our Permian and Central region volumes during the first quarter of 2021. In the Badlands, the decrease in volumes was attributable to lower production and the impact of winter weather, while lower volumes in the Coastal region were due to lower production and continued low producer activity.

Operating expenses were higher due to increased activity levels in the Permian and the addition of the Heim plant in the third quarter of 2021, which resulted in increased labor costs, materials and chemicals.

Logistics and Transportation Segment

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
	(In millions, except operating statistics)
Operating margin	$352.1	$348.7	$3.4	1%
Operating expenses	66.9	65.8	1.1	2%
Adjusted operating margin	$419.0	$414.5	$4.5	1%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	459.7	342.5	117.2	34%
Fractionation volumes	702.8	545.8	157.0	29%
Export volumes (3)	340.8	283.3	57.5	20%
NGL sales	872.8	827.3	45.5	5%

(1)

Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

(2)	Represents the total quantity of mixed NGLs that earn a transportation margin.
(3)	Export volumes represent the quantity of NGL products delivered to third-party customers at our Galena Park Marine Terminal that are destined for international markets.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The increase in adjusted operating margin was primarily due to higher pipeline transportation and fractionation volumes and higher LPG export volumes, partially offset by lower marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems. Prior year Downstream system volumes were impacted by the short-term operational disruption and impacts associated with a major winter storm that affected regions across Texas, New Mexico, Oklahoma and Louisiana, that reduced our Permian and Central region volumes during the first quarter of 2021. Higher optimization margin attributable to the winter storm resulted in higher marketing margin in the first quarter of 2021.

Operating expenses were slightly higher due to higher repairs and maintenance.

Other

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
	(In millions)
Operating margin	$(178.3)	$1.5	$(179.8)
Adjusted operating margin	$(178.3)	$1.5	$(179.8)

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

Our Liquidity and Capital Resources

As of March 31, 2022, inclusive of our consolidated joint venture accounts, we had $135.9 million of Cash and cash equivalents on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

Our liquidity and capital resources are managed on a consolidated basis. We have the ability to access the Partnership’s liquidity as well as the ability to contribute capital to the Partnership.

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

On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver and the Partnership’s Securitization Facility and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of May 3, 2022, was:

Consolidated Total
(In millions)
Cash on hand (1)	$250.1
Total availability under the TRGP Revolver	2,750.0
Total availability under the Securitization Facility	400.0
3,400.1

Less: Outstanding borrowings under the TRGP Revolver	(1,620.0)
Outstanding borrowings under the Securitization Facility	(400.0)
Outstanding letters of credit under the TRGP Revolver	(44.8)
Total liquidity	$1,335.3

_________________________________

(1)	Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements includes our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. They reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of March 31, 2022 decreased $481.2 million compared to December 31, 2021. The decrease was primarily due to higher product purchases and fuel payables as a result of higher commodity prices, an increase in the current liability position of our derivative contracts and higher net borrowing on the Securitization Facility, partially offset by higher receivables resulting from higher commodity prices.

Based on our anticipated levels of operations and absent any disruptive events, we believe that our internally generated cash flow, borrowings available under the TRGP Revolver and the Partnership’s Securitization Facility and proceeds from debt and equity offerings, as well as joint ventures and/or asset sales, should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash dividends for at least the next twelve months.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements.

In February 2022, we entered into the TRGP Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver, including a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures in February 2027. In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from S&P and Fitch, and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s. As a result, in accordance with the TRGP Revolver, the collateral under the TRGP Revolver was released from the liens securing our obligations thereunder. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver and the Partnership Revolver. As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss due to debt extinguishment of $0.8 million.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership Issuers under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of March 31, 2022, $6.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

In March 2022, the Partnership redeemed all of the outstanding 5.375% Notes with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we, along with certain of our subsidiaries as guarantors thereto, completed an underwritten public offering of $750.0 million aggregate principal amount of our 4.200% Notes and $750.0 million aggregate principal amount of our 4.950% Notes, resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance were used to fund the concurrent March Tender Offer and the subsequent redemption payment of the Partnership’s 5.875% Notes, with the remainder used for repayment of borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we will record a loss due to debt extinguishment of $33.5 million during the second quarter of 2022.

In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.

In the future, we or the Partnership may redeem, purchase or exchange certain of our and the Partnership’s outstanding debt through redemption calls, cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such calls, repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, which will be recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements.

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

Compliance with Debt Covenants

As of March 31, 2022, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Three Months Ended March 31,
2022	2021	2022 vs. 2021
(In millions)
$748.2	$679.8	$68.4

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

Cash Flows from Investing Activities

Three Months Ended March 31,
2022	2021	2022 vs. 2021
(In millions)
$(197.0)	$(90.0)	$(107.0)

The increase in net cash used in investing activities was primarily due to higher outlays for property, plant and equipment resulting from construction activities of the Legacy, Legacy II and Midway plants.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2022	2021
	(In millions)
Source of Financing Activities, net
Repurchase of noncontrolling interests	$(926.3)	$—
Debt, including financing costs	620.2	(400.2)
Dividends and distributions	(108.0)	(48.0)
Contributions from (distributions to) noncontrolling interests	(87.5)	(127.3)
Other	(72.2)	(8.6)
Net cash provided by (used in) financing activities	$(573.8)	$(584.1)

The decrease in net cash used in financing activities was primarily due to higher borrowings of debt and lower distributions to noncontrolling interests, partially offset by the repurchase of the non-controlling interests in the DevCo JVs, and higher dividends and distributions paid in 2022. The higher dividends and distributions were due to the increase of our common dividends from $0.10 to $0.35 in January 2022.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Our subsidiaries that guarantee our obligations under the TRGP Revolver (the “Obligated Group”) also fully and unconditionally guarantee, jointly and severally, the payment of TRGP’s senior notes, subject to certain limited exceptions.

In lieu of providing separate financial statements for the Obligated Group, we have presented the following supplemental summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.

All significant intercompany items among the Obligated Group have been eliminated in the supplemental summarized combined financial information. The Obligated Group’s investment balances in our non-guarantor subsidiaries have been excluded from the supplemental summarized combined financial information. Significant intercompany balances and activity for the Obligated Group with other related parties, including our non-guarantor subsidiaries (referred to as “affiliates”), are presented separately in the following supplemental summarized combined financial information.

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group follows:

Summarized Combined Balance Sheet Information
	March 31, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets	$773.1	$832.9
Current assets - affiliates	10.4	24.4
Long-term assets	6,226.8	6,253.9
Long-term assets - affiliates	10.5	10.5
Total assets	$7,020.8	$7,121.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities	$2,069.2	$1,525.6
Current liabilities - affiliates	218.2	195.8
Long-term liabilities	7,471.3	6,875.5
Series A Preferred	749.7	749.7
Targa Resources Corp. stockholders' equity	(3,487.6)	(2,224.9)
Total liabilities and owners' equity	$7,020.8	$7,121.7

Summarized Combined Statement of Operations Information
	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
	(In millions)
Revenues	$5,040.7	$16,900.5
Operating income (loss)	(66.4)	5.7
Net loss	(157.9)	(371.0)
Dividends on Series A Preferred	21.8	87.3

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2022	May 16, 2022	$81.2	$79.8	$1.4	$0.35000
December 31, 2021	February 15, 2022	81.4	80.1	1.3	0.35000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Our Series A Preferred has a liquidation value of $1,000 per share and bears a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter.

Cash dividends of $21.8 million were paid to holders of the Series A Preferred during the three months ended March 31, 2022. As of March 31, 2022, cash dividends accrued for our Series A Preferred were $21.8 million, which were paid on May 2, 2022.

Series A Preferred Redemption

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, which will be recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements.

Capital Expenditures

The following table details cash outlays for capital projects for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Capital expenditures:
Growth (1)	$123.3	$62.5
Maintenance (2)	39.2	20.9
Gross capital expenditures	162.5	83.4
Transfers from materials and supplies inventory to property, plant and equipment	—	(0.1)
Change in capital project payables and accruals, net	41.9	12.9
Cash outlays for capital projects	$204.4	$96.2

(1)

Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $121.4 million and $61.0 million for the three months ended March 31, 2022 and 2021.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $37.7 million and $19.0 million for the three months ended March 31, 2022 and 2021.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian in response to increasing activity levels. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

We currently estimate that in 2022 we will invest between $700 to $800 million in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2022 maintenance capital expenditures, net of noncontrolling interests, will be approximately $150 million.

Off-Balance Sheet Arrangements

As of March 31, 2022, there were $67.6 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Crude oil, NGL and natural gas prices are volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk through 2027. Market conditions may also impact our ability to enter into future commodity derivative contracts.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2022, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedges are documented pursuant to a standard International Swap Dealers Association form with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. While we have no current obligation to post cash, letters of credit or other additional collateral to secure these hedges so long as we maintain our current credit rating, we could be obligated to post collateral to secure the hedges in the event of an adverse change in our creditworthiness where a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of March 31, 2022:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(333.3)	$(257.0)	$(409.6)
NGLs	(309.9)	(222.0)	(397.8)
Crude oil	(94.5)	(65.8)	(123.2)
Total	$(737.7)	$(544.8)	$(930.6)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the three months ended March 31, 2022 and 2021, our operating revenues decreased by ($322.7) million and ($134.7) million as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of ($316.7) million at December 31, 2021 to a net liability position of ($737.7) million at March 31, 2022. Forward commodity prices have moved unfavorably relative to the fixed prices on our derivative contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver and the Securitization Facility. As of March 31, 2022, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver and the Securitization Facility will also increase. As of March 31, 2022, we had $1.3 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $12.7 million based on our March 31, 2022 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity. As of March 31, 2022, all of our commodity derivative instruments with the exception of our futures contracts were in a net liability position, and as such, we had no counter-party risk exposure as of that date.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $0.1 million as of both March 31, 2022 and December 31, 2021. Changes in the allowance for doubtful accounts were not material for the three months ended March 31, 2022.

During the three months ended March 31, 2022, sales of commodities and fees from midstream services provided to Petredec (Europe) Limited comprised approximately 10% of our consolidated revenues. No customer comprised 10% or greater of our consolidated revenues during the three months ended March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
January 1, 2022 - January 31, 2022	490,076	$55.97	104,482	$362,839.2
February 1, 2022 - February 28, 2022	—	$—	—	$362,839.2
March 1, 2022 - March 31, 2022	644,304	$69.41	633,317	$318,839.2

(1)

Includes 737,799 shares repurchased under our $500 million common share repurchase program, as well as 396,581 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

(2)

In the fourth quarter 2020, our board of directors approved a share repurchase program for the repurchase of up to $500 million of our outstanding common stock. We may discontinue this share repurchase program at any time and are not obligated to repurchase any specific dollar amount or number of shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 3, 2022, our board of directors adopted amended and restated bylaws, effective May 3, 2022 (the “Second Amended and Restated Bylaws”). The Second Amended and Restated Bylaws amended and restated our Amended and Restated Bylaws, as adopted and amended by our board of directors on December 10, 2010 (the “Amended and Restated Bylaws”) and amended by our board of directors on January 12, 2016 (the “First Amendment”). The Second Amended and Restated Bylaws (a) encompass the changes made to the Amended and Restated Bylaws pursuant to the First Amendment and (b) replace the threshold in the Amended and Restated Bylaws of an affirmative vote of the holders of at least 66.67 percent of the voting power for the removal for cause of any director with a threshold of the affirmative vote of the holders of a majority of the voting power.

The foregoing description of the Second Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, which is attached here as Exhibit 3.4 and incorporated herein by reference.

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

3.4*	Second Amended and Restated Bylaws of Targa Resources Corp.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

4.2

Parent Guarantee dated as of February 18, 2022, by and among Targa Resources Corp. and certain of its subsidiaries (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 23, 2022 (File No. 001-34991)).

4.3

Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.4

First Supplemental Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.5	Form of Notes (included in Exhibit 4.4 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

10.1

Supplemental Indenture dated January 28, 2022 to Indenture dated October 6, 2016 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.32 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.2

Supplemental Indenture dated January 28, 2022 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.43 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

Number	Description
10.3

Supplemental Indenture dated January 28, 2022 to Indenture dated April 12, 2018 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.52 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.4

Supplemental Indenture dated January 28, 2022 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.61 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.5

Supplemental Indenture dated January 28, 2022 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.68 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.6

Supplemental Indenture dated January 28, 2022 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.74 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.7

Supplemental Indenture dated January 28, 2022 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.80 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.8+

Form of Performance Share Unit Grant Agreement, dated as of January 20, 2022 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.9

Credit Agreement dated as of February 17, 2022, by and among Targa Resources Corp., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 23, 2022 (File No. 001-34991)).

10.10

Twelfth Amendment to Receivables Purchase Agreement, dated April 19, 2022, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 22, 2022 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Number	Description
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31,2022, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 5, 2022	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)