Form 10-Q
period 2022-06-30
Targa Resources Corp.
filed 2022-08-04
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, there were 226,557,413 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$154.0	$158.5
Trade receivables, net of allowances of $0.1 million and $0.1 million at June 30, 2022 and December 31, 2021	1,612.6	1,331.9
Inventories	202.2	153.4
Assets from risk management activities	80.8	43.1
Other current assets	114.5	82.9
Total current assets	2,164.1	1,769.8
Property, plant and equipment, net	11,878.3	11,667.7
Intangible assets, net	1,038.8	1,094.8
Long-term assets from risk management activities	20.5	7.7
Investments in unconsolidated affiliates	137.1	586.5
Other long-term assets	95.5	81.7
Total assets	$15,334.3	$15,208.2

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,901.0	$1,402.3
Accrued liabilities	255.2	272.2
Distributions payable	25.3	64.5
Interest payable	131.8	138.5
Liabilities from risk management activities	425.5	258.2
Current debt obligations	414.6	162.8
Total current liabilities	3,153.4	2,298.5
Long-term debt	7,046.2	6,434.4
Long-term liabilities from risk management activities	232.3	109.3
Deferred income taxes, net	213.4	136.0
Other long-term liabilities	288.1	301.6
Contingencies (see Note 14)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, zero and 919,300 shares issued and outstanding as of June 30, 2022 and December 31, 2021), net of discount (see Note 9)	—	749.7
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of June 30, 2022 and December 31, 2021)	0.2	0.2
Issued Outstanding
June 30, 2022 237,204,119 227,062,130
December 31, 2021 236,105,293 228,221,122
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, zero shares issued and outstanding)	—	—
Additional paid-in capital	3,834.4	4,268.9
Retained earnings (deficit)	(1,137.9)	(1,822.3)
Accumulated other comprehensive income (loss)	(276.4)	(230.9)
Treasury stock, at cost (10,141,989 shares as of June 30, 2022 and 7,884,171 shares as of December 31, 2021)	(350.4)	(204.1)
Total Targa Resources Corp. stockholders' equity	2,069.9	2,011.8
Noncontrolling interests	2,331.0	3,166.9
Total owners' equity	4,400.9	5,178.7
Total liabilities, Series A Preferred Stock and owners' equity	$15,334.3	$15,208.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$5,624.2	$3,091.6	$10,190.3	$6,459.3
Fees from midstream services	431.6	324.3	824.6	589.4
Total revenues	6,055.8	3,415.9	11,014.9	7,048.7
Costs and expenses:
Product purchases and fuel	5,047.3	2,709.0	9,251.5	5,545.3
Operating expenses	215.8	184.8	399.3	355.8
Depreciation and amortization expense	269.9	211.9	479.0	428.0
General and administrative expense	71.0	63.7	138.0	125.1
Other operating (income) expense	(0.1)	0.7	(0.6)	4.6
Income (loss) from operations	451.9	245.8	747.7	589.9
Other income (expense):
Interest expense, net	(81.2)	(94.8)	(174.7)	(193.2)
Equity earnings (loss)	1.4	12.8	7.0	24.6
Gain (loss) from financing activities	(33.8)	(1.9)	(49.6)	(16.6)
Gain (loss) from sale of equity method investment	435.9	—	435.9	—
Other, net	0.5	0.1	—	0.2
Income (loss) before income taxes	774.7	162.0	966.3	404.9
Income tax (expense) benefit	(87.1)	(6.6)	(110.1)	(21.6)
Net income (loss)	687.6	155.4	856.2	383.3
Less: Net income (loss) attributable to noncontrolling interests	91.2	99.2	171.8	180.7
Net income (loss) attributable to Targa Resources Corp.	596.4	56.2	684.4	202.6
Premium on repurchase of noncontrolling interests, net of tax	—	—	53.1	—
Dividends on Series A Preferred Stock	8.2	21.8	30.0	43.7
Deemed dividends on Series A Preferred Stock	215.5	—	215.5	—
Net income (loss) attributable to common shareholders	$372.7	$34.4	$385.8	$158.9

Net income (loss) per common share - basic	$1.64	$0.15	$1.69	$0.70
Net income (loss) per common share - diluted	$1.61	$0.15	$1.66	$0.69
Weighted average shares outstanding - basic	227.8	228.6	228.1	228.5
Weighted average shares outstanding - diluted	231.7	231.3	232.0	230.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2022			2021
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$687.6			$155.4
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$25.2	$(5.7)	19.5	$(232.6)	$55.7	(176.9)
Settlements reclassified to revenues	157.7	(35.2)	122.5	53.6	(12.7)	40.9
Other comprehensive income (loss)	182.9	(40.9)	142.0	(179.0)	43.0	(136.0)
Comprehensive income (loss)			829.6			19.4
Less: Comprehensive income (loss) attributable to noncontrolling interests			91.2			99.2
Comprehensive income (loss) attributable to Targa Resources Corp.			$738.4			$(79.8)

	Six Months Ended June 30,
	2022			2021
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$856.2			$383.3
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(362.1)	$80.9	(281.2)	$(404.2)	$95.9	(308.3)
Settlements reclassified to revenues	303.5	(67.8)	235.7	203.4	(47.7)	155.7
Other comprehensive income (loss)	(58.6)	13.1	(45.5)	(200.8)	48.2	(152.6)
Comprehensive income (loss)			810.7			230.7
Less: Comprehensive income (loss) attributable to noncontrolling interests			171.8			180.7
Comprehensive income (loss) attributable to Targa Resources Corp.			$638.9			$50.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, March 31, 2022	228,181	$0.2	$4,125.8	$(1,734.3)	$(418.4)	9,019	$(276.3)	$2,320.3	$4,017.3	$749.7
Compensation on equity grants	—	—	13.8	—	—	—	—	—	13.8	—
Distribution equivalent rights	—	—	(1.7)	—	—	—	—	—	(1.7)	—
Shares issued under compensation program	4	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(1)	—	—	—	—	1	—	—	—	—
Repurchases of common stock	(1,122)	—	—	—	—	1,122	(74.1)	—	(74.1)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(8.2)	—	—	—	—	(8.2)	—
Dividends in excess of retained earnings	—	—	(8.2)	8.2	—	—	—	—	—	—
Deemed dividends - repurchase of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $0.35 per share	—	—	—	(79.8)	—	—	—	—	(79.8)	—
Dividends in excess of retained earnings	—	—	(79.8)	79.8	—	—	—	—	—	—
Repurchase of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(86.6)	(86.6)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6.1	6.1	—
Other comprehensive income (loss)	—	—	—	—	142.0	—	—	—	142.0	—
Net income (loss)	—	—	—	596.4	—	—	—	91.2	687.6	—
Balance, June 30, 2022	227,062	$0.2	$3,834.4	$(1,137.9)	$(276.4)	10,142	$(350.4)	$2,331.0	$4,400.9	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, March 31, 2021	228,655	$0.2	$4,361.5	$(1,747.1)	$(158.4)	7,016	$(159.5)	$3,225.7	$5,522.4	$749.7
Compensation on equity grants	—	—	15.0	—	—	—	—	—	15.0	—
Distribution equivalent rights	—	—	(1.0)	—	—	—	—	—	(1.0)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.10 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(116.7)	(116.7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2.1	2.1	—
Other comprehensive income (loss)	—	—	—	—	(136.0)	—	—	—	(136.0)	—
Net income (loss)	—	—	—	56.2	—	—	—	99.2	155.4	—
Balance, June 30, 2021	228,655	$0.2	$4,330.8	$(1,690.9)	$(294.4)	7,016	$(159.5)	$3,210.3	$5,396.5	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7
Compensation on equity grants	—	—	27.3	—	—	—	—	—	27.3	—
Distribution equivalent rights	—	—	(3.4)	—	—	—	—	—	(3.4)	—
Shares issued under compensation program	1,099	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(398)	—	—	—	—	398	(22.5)	—	(22.5)	—
Repurchases of common stock	(1,860)	—	—	—	—	1,860	(123.8)	—	(123.8)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(30.0)	—	—	—	—	(30.0)	—
Dividends in excess of retained earnings	—	—	(30.0)	30.0	—	—	—	—	—	—
Deemed dividends - repurchase of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $0.70 per share	—	—	—	(159.8)	—	—	—	—	(159.8)	—
Dividends in excess of retained earnings	—	—	(159.8)	159.8	—	—	—	—	—	—
Repurchase of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(158.8)	(158.8)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.0	9.0	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.1)	—	—	—	—	(857.9)	(911.0)	—
Other comprehensive income (loss)	—	—	—	—	(45.5)	—	—	—	(45.5)	—
Net income (loss)	—	—	—	684.4	—	—	—	171.8	856.2	—
Balance, June 30, 2022	227,062	$0.2	$3,834.4	$(1,137.9)	$(276.4)	10,142	$(350.4)	$2,331.0	$4,400.9	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	29.9	—	—	—	—	—	29.9	—
Distribution equivalent rights	—	—	(1.3)	—	—	—	—	—	(1.3)	—
Shares issued under compensation program	878	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(285)	—	—	—	—	285	(8.6)	—	(8.6)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(43.7)	—	—	—	—	(43.7)	—
Dividends in excess of retained earnings	—	—	(43.7)	43.7	—	—	—	—	—	—
Common stock dividends
Dividends - $0.20 per share	—	—	—	(45.7)	—	—	—	—	(45.7)	—
Dividends in excess of retained earnings	—	—	(45.7)	45.7	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(223.8)	(223.8)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.1	4.1	—
Other comprehensive income (loss)	—	—	—	—	(152.6)	—	—	—	(152.6)	—
Net income (loss)	—	—	—	202.6	—	—	—	180.7	383.3	—
Balance, June 30, 2021	228,655	$0.2	$4,330.8	$(1,690.9)	$(294.4)	7,016	$(159.5)	$3,210.3	$5,396.5	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$856.2	$383.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	4.3	5.3
Compensation on equity grants	27.3	29.9
Depreciation and amortization expense	479.0	428.0
(Gain) loss on sale or disposition of assets	(1.6)	(0.2)
Write-downs of assets	1.0	4.7
Accretion of asset retirement obligations	2.2	2.0
Deferred income tax expense (benefit)	105.8	20.3
Equity (earnings) loss of unconsolidated affiliates	(7.0)	(24.6)
Distributions of earnings received from unconsolidated affiliates	7.3	42.2
Risk management activities	182.7	68.2
(Gain) loss from financing activities	49.6	16.6
(Gain) loss from sale of equity method investment	(435.9)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(250.9)	31.1
Inventories	(51.2)	126.2
Accounts payable, accrued liabilities and other liabilities	421.6	166.1
Interest payable	(6.7)	4.5
Net cash provided by operating activities	1,383.7	1,303.6
Cash flows from investing activities
Outlays for property, plant and equipment	(419.5)	(198.9)
Outlays for asset acquisition, net of cash acquired	(203.7)	—
Proceeds from sale of assets	2.3	0.7
Investments in unconsolidated affiliates	(1.5)	(0.4)
Proceeds from sale of equity method investment	857.0	—
Return of capital from unconsolidated affiliates	13.8	11.7
Other, net	—	1.0
Net cash provided by (used in) investing activities	248.4	(185.9)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	3,425.0	480.0
Repayments of credit facilities	(2,875.0)	(1,145.0)
Proceeds from borrowings under accounts receivable securitization facility	380.0	530.0
Repayments of accounts receivable securitization facility	(130.0)	(520.0)
Proceeds from issuance of senior notes	1,493.6	1,000.0
Redemption of senior notes	(1,473.2)	(1,132.0)
Principal payments of finance leases	(6.7)	(6.2)
Costs incurred in connection with financing arrangements	(27.0)	(9.6)
Repurchase of shares	(146.3)	(8.6)
Contributions from noncontrolling interests	9.0	4.1
Distributions to noncontrolling interests	(176.7)	(251.5)
Repurchase of noncontrolling interests	(926.3)	—
Repurchase of Series A Preferred Stock	(965.2)	—
Dividends paid to common and Series A Preferred shareholders	(217.8)	(92.7)
Net cash provided by (used in) financing activities	(1,636.6)	(1,151.5)
Net change in cash and cash equivalents	(4.5)	(33.8)
Cash and cash equivalents, beginning of period	158.5	242.8
Cash and cash equivalents, end of period	$154.0	$209.0

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

In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or “TRGP” are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership”. Targa consolidates the Partnership and its subsidiaries under accounting principles generally accepted in the United States of America (“GAAP”). Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

•	the inclusion of the TRGP revolving credit facility;
•	the inclusion of the TRGP senior unsecured notes;
•	the inclusion of Series A Preferred Stock (“Series A Preferred”); and
•	the impacts of TRGP’s treatment as a corporation for U.S. federal income tax purposes.

Our Operations

The Company is primarily engaged in the business of:

•	gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas;
•	transporting, storing, fractionating, treating, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•	gathering, storing, terminaling, and purchasing and selling crude oil.

See Note 18 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2022.

Recently Adopted Accounting Pronouncements

Revenue Contract Assets and Liabilities Acquired in a Business Combination

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Amendments in this update require application of ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. However, an entity that elects to early adopt must apply the amendments to all business combinations that occurred during the fiscal year that includes the interim period. We early adopted the amendments on April 1, 2022 and will apply them to business combinations in 2022 and thereafter. The adoption did not have an effect on our consolidated financial statements during the six months ended June 30, 2022.

Note 4 – Joint Ventures, Acquisitions and Divestitures

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

Acquisitions

Southcross Acquisition

In April 2022, we closed on the acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “Southcross Acquisition”), subject to customary closing adjustments. We expect to make a final closing adjustment payment of approximately $4 million in the third quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and have been prospectively consolidated beginning in the second quarter of 2022. We accounted for the purchase as an asset acquisition and have capitalized $1.8 million of acquisition-related costs and assumed liabilities of $1.8 million as components of the cost of assets acquired. We allocated $28.1 million to our purchase of Southcross’ interest in the two operated joint ventures for purposes of consolidation. We allocated $169.7 million, $6.6 million and $5.3 million of the residual cost to property, plant and equipment, current assets and liabilities, net and other non-current assets, respectively.

Subsequent Event

Lucid Acquisition

On July 29, 2022, we closed on the acquisition of all interests in Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.55 billion in cash (the “Lucid Acquisition”), subject to customary closing adjustments. Lucid provides natural gas gathering, treating, and processing services in the Delaware Basin, and owns and operates 1,050 miles of natural gas pipelines and approximately 1.4 billion cubic feet per day (“Bcf/d”) of cryogenic natural gas processing capacity in service or under construction located primarily in Eddy and Lea counties of New Mexico. Lucid’s Delaware Basin assets are integrated into our Permian Delaware operations. At the time of this filing, it is impracticable to disclose all the information required by ASC 805, Business Combinations, as we are in the process of evaluating the purchase accounting and pro forma implications of the transaction.

Divestitures

In May 2022, we completed the sale of Targa GCX Pipeline LLC to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations during the three and six months ended June 30, 2022.

See Note 6 – Investments in Unconsolidated Affiliates for further discussion on Southcross Acquisition and GCX Sale.

Note 5 — Property, Plant and Equipment and Intangible Assets

	June 30, 2022	December 31, 2021	Estimated Useful Lives (In Years)
Gathering systems	$9,542.9	$9,318.2	5 to 20
Processing and fractionation facilities	6,508.0	6,388.8	5 to 25
Terminaling and storage facilities	1,335.1	1,313.8	5 to 25
Transportation assets	2,737.8	2,671.0	10 to 50
Other property, plant and equipment	336.5	340.9	3 to 50
Land	169.1	160.8	—
Construction in progress	525.2	347.0	—
Finance lease right-of-use assets	65.7	55.6	5 to 7
Property, plant and equipment	21,220.3	20,596.1
Accumulated depreciation, amortization and impairment	(9,342.0)	(8,928.4)
Property, plant and equipment, net	$11,878.3	$11,667.7

Intangible assets	2,497.6	2,642.9	10 to 20
Accumulated amortization and impairment	(1,458.8)	(1,548.1)
Intangible assets, net	$1,038.8	$1,094.8

During the three and six months ended June 30, 2022, depreciation expense was $241.9 million and $423.0 million, respectively. During the three and six months ended June 30, 2021, depreciation expense was $179.1 million and $362.5 million, respectively.

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability. No impairments of long-lived assets were recorded for the first half of 2022 and 2021.

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

The changes in our intangible assets are as follows:

June 30, 2022
Balance at December 31, 2021	$1,094.8
Amortization	(56.0)
Balance at June 30, 2022	$1,038.8

Note 6 – Investments in Unconsolidated Affiliates

As of June 30, 2022, our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•	a 50% operated ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Transportation Segment

•	a 38.8% operated ownership interest in Gulf Coast Fractionators (“GCF”); and
•	a 50% operated ownership interest in Cayenne Pipeline LLC (“Cayenne”).

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

In April 2022, we closed on the Southcross Acquisition for $201.9 million, subject to customary closing adjustments. We expect to make a final closing adjustment payment of approximately $4 million in the third quarter of 2022. Prior to closing the Southcross Acquisition, we had two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford” and, together with T2 Lasalle, the “T2 Joint Ventures”). Following the closing of the Southcross Acquisition, we own 100% of the interest in the T2 Joint Ventures.

In May 2022, we completed the GCX Sale for $857.0 million. Prior to the GCX Sale, we owned a 25% non-operated ownership interest in GCX. Following the announcement of the GCX Sale in February 2022, we ceased recognizing equity earnings (loss) due to the terms of the sales agreement. As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations during the three and six months ended June 30, 2022.

See Note 4 – Joint Ventures, Acquisitions and Divestitures for further discussion of the T2 Joint Ventures and GCX.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2021	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at June 30, 2022
GCX	$421.0	$5.7	$(14.3)	$(412.4)	$—	$—
Little Missouri 4	98.1	1.6	(6.0)	—	—	93.7
GCF (1)	28.8	(1.6)	—	—	1.5	28.7
T2 Eagle Ford (2)	21.9	(0.6)	(0.8)	(20.5)	—	—
T2 LaSalle (2)	4.2	(0.3)	—	(3.9)	—	—
Cayenne	12.5	2.2	—	—	—	14.7
Total	$586.5	$7.0	$(21.1)	$(436.8)	$1.5	$137.1

(1)	Targa assumed operatorship of GCF in the first half of 2021.
(2)	Following the closing of the Southcross Acquisition in April 2022, the T2 Joint Ventures are 100% owned and consolidated by Targa.

Note 7 — Debt Obligations

	June 30, 2022	December 31, 2021
Current:
Partnership accounts receivable securitization facility, due April 2023 (1)	$400.0	$150.0
Finance lease liabilities	14.6	12.8
Current debt obligations	414.6	162.8

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	550.0	—
Senior unsecured notes issued by TRGP:
4.200% fixed rate, due February 2033	750.0	—
Unamortized discount	(1.4)	—
4.950% fixed rate, due April 2052	750.0	—
Unamortized discount	(5.0)	—
Senior unsecured notes issued by the Partnership: (3)
5.875% fixed rate, due April 2026 (4)	—	963.2
5.375% fixed rate, due February 2027 (5)	—	468.1
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	7,078.0	6,465.7
Debt issuance costs, net of amortization	(51.4)	(45.0)
Finance lease liabilities	19.6	13.7
Long-term debt (6)	7,046.2	6,434.4
Total debt obligations	$7,460.8	$6,597.2
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$44.8	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility	—	71.3
	$44.8	$71.3

(1)

As of June 30, 2022, the Partnership had $400.0 million of qualifying receivables under its $400.0 million accounts receivable securitization facility (“Securitization Facility”), resulting in zero availability.

(2)

In February 2022, we entered into a new $2.75 billion TRGP senior revolving credit facility, (the “TRGP Revolver”) which matures in February 2027. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). As of June 30, 2022, availability under the TRGP Revolver was $2.2 billion. As of December 31, 2021, we had no balance outstanding under the Previous TRGP Revolver or the Partnership Revolver.

(3)	As of February 2022, we guarantee all of the Partnership’s outstanding senior unsecured notes.
(4)	In April 2022, the Partnership redeemed all of the outstanding 5.875% Senior Notes due 2026 (the “5.875% Notes”).
(5)	In March 2022, the Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) with the available liquidity under the TRGP Revolver.
(6)

In July 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 5.200% Senior Notes due 2027 (the “5.200% Notes”) and (ii) $500.0 million aggregate principal amount of our 6.250% Senior Notes due 2052 (the “6.250% Notes”), resulting in net proceeds of approximately $1.2 billion.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2022:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver	1.5% - 3.1%	2.1%
Securitization Facility	1.1% - 1.7%	1.4%

Compliance with Debt Covenants

As of June 30, 2022, we were in compliance with the covenants contained in our various debt agreements.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of June 30, 2022, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

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

Senior Unsecured Notes Redemptions and Issuances

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

In April 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion. The 4.200% Notes and the 4.950% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 4.200% Notes and the 4.950% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain First Supplemental Indenture, dated as of April 6, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee.

A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption payment of the Partnership’s 5.875% Notes, with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

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

Contractual Obligations

The following table summarizes payment obligations as of June 30, 2022, for debt instruments after giving effect to the debt extinguishments detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (1)	$7,084.4	$—	$—	$550.0	$6,534.4
Interest on debt obligations (2)	1,936.8	268.5	537.1	537.1	594.1
	$9,021.2	$268.5	$537.1	$1,087.1	$7,128.5

(1)	Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)	Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing June 30, 2022 rates for floating debt.

Subsequent Events

Senior Unsecured Notes Issuances

In July 2022, we completed an underwritten public offering of (i) $750.0 million in aggregate principal amount of our 5.200% Notes and (ii) $500.0 million in aggregate principal amount of our 6.250% Notes, resulting in net proceeds of approximately $1.2 billion. The 5.200% Notes and the 6.250% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 5.200% Notes and the 6.250% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Third Supplemental Indenture, dated as of July 7, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used the net proceeds from the issuance to fund a portion of the Lucid Acquisition.

Term Loan Facility

In July 2022, we entered into the Term Loan Agreement with Mizuho Bank, Ltd. (“Mizuho”) as the Administrative Agent and a lender, and other lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility. The Term Loan Facility matures in July 2025. We used the proceeds from the Term Loan Facility to fund a portion of the Lucid Acquisition.

The Term Loan Facility bears interest at the Company’s option at: (a) the Base Rate (as defined in the Term Loan Facility), which is the highest of the (i) federal funds rate plus 0.5%, (ii) Mizuho’s prime rate, and (iii) the Term SOFR (as defined in the Term Loan Facility) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.125% to 0.75% dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that has been most recently announced) (the “Debt Rating”), or (b) Term SOFR plus 0.10% plus an applicable margin ranging from 1.125% to 1.75% dependent on the Debt Rating.

Our obligations under the Term Loan Facility are guaranteed by substantially all material wholly-owned domestic restricted subsidiaries of the Company, including the Partnership.

The Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Term Loan Facility), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 5.50 to 1.00. For any four-fiscal-quarter-period during which a material acquisition or disposition occurs, the total leverage ratio will be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal-quarter-period.

The Term Loan Facility limits the Company’s ability to make dividends to stockholders if an event of default (as defined in the Term Loan Facility) exists or would result from such distribution. In addition, the Term Loan Facility contains various covenants that may limit, among other things, the Company’s ability to incur subsidiary indebtedness, grant liens, make investments, merge or consolidate, and engage in transactions with affiliates.

Commercial Paper Program

In July 2022, we established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver. We had no amounts outstanding under the Commercial Paper Program as of July 29, 2022.

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

Deferred revenue as of June 30, 2022 and December 31, 2021, was $169.4 million and $171.8 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Note 14 – Contingencies.

Note 9 — Preferred Stock

Preferred Stock Dividends

During the three and six months ended June 30, 2022, we paid $30.0 million and $51.8 million of dividends to preferred shareholders.

Series A Preferred Redemption

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated.

Note 10 — Common Stock and Related Matters

Shelf Registration

In March 2022, we filed the March 2022 Shelf. The March 2022 Shelf will expire in March 2025. See Note 7 – Debt Obligations.

Common Stock Dividends

In January 2022, we declared an increase to our common dividend to $0.35 per common share or $1.40 per common share annualized effective for the fourth quarter of 2021.

The following table details the dividends declared and/or paid by us to common shareholders for the six months ended June 30, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2022	August 15, 2022	$80.7	$79.3	$1.4	$0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000
December 31, 2021	February 15, 2022	81.4	80.1	1.3	0.35000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 11 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$596.4	$56.2	$684.4	$202.6
Less: Premium on repurchase of noncontrolling interests, net of tax	—	—	53.1	—
Less: Dividends on Series A Preferred (1)	8.2	21.8	30.0	43.7
Less: Deemed dividends on Series A Preferred (1)	215.5	—	215.5	—
Net income (loss) attributable to common shareholders for basic earnings per share	$372.7	$34.4	$385.8	$158.9

Weighted average shares outstanding - basic	227.8	228.6	228.1	228.5
Dilutive effect of unvested stock awards	3.9	2.7	3.9	2.4
Weighted average shares outstanding - diluted	231.7	231.3	232.0	230.9

Net income (loss) available per common share - basic	$1.64	$0.15	$1.69	$0.70
Net income (loss) available per common share - diluted	$1.61	$0.15	$1.66	$0.69

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested restricted stock awards	0.2	0.3	0.2	0.3
Series A Preferred (1)	16.1	44.3	30.1	44.3

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

Note 12 — Derivative Instruments and Hedging Activities

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

At June 30, 2022, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2022	2023	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	221,773	169,283	91,849	14,341	—	—
Natural Gas	Basis Swaps	MMBtu/d	427,554	315,000	280,000	244,267	55,000	10,000
NGL	Swaps	Bbl/d	49,534	39,781	16,947	960	—	—
NGL	Futures	Bbl/d	9,304	167	—	—	—	—
Condensate	Swaps	Bbl/d	6,497	6,007	2,548	161	—	—

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

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of June 30, 2022		Fair Value as of December 31, 2021
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$72.9	$(335.9)	$25.5	$(252.6)
	Long-term	18.6	(117.9)	6.2	(84.3)
Total derivatives designated as hedging instruments		$91.5	$(453.8)	$31.7	$(336.9)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$7.9	$(89.6)	$17.6	$(5.6)
	Long-term	1.9	(114.4)	1.5	(25.0)
Total derivatives not designated as hedging instruments		$9.8	$(204.0)	$19.1	$(30.6)
Total current position		$80.8	$(425.5)	$43.1	$(258.2)
Total long-term position		20.5	(232.3)	7.7	(109.3)
Total derivatives		$101.3	$(657.8)	$50.8	$(367.5)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
June 30, 2022	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$78.9	$(425.5)	$(4.7)	$3.1	$(354.4)
Counterparties without offsetting positions - assets	1.9	—	—	1.9	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	80.8	(425.5)	(4.7)	5.0	(354.4)
Long-Term Position
Counterparties with offsetting positions or collateral	17.5	(197.6)	13.8	0.1	(166.4)
Counterparties without offsetting positions - assets	3.0	—	—	3.0	—
Counterparties without offsetting positions - liabilities	—	(34.7)	—	—	(34.7)
	20.5	(232.3)	13.8	3.1	(201.1)
Total Derivatives
Counterparties with offsetting positions or collateral	96.4	(623.1)	9.1	3.2	(520.8)
Counterparties without offsetting positions - assets	4.9	—	—	4.9	—
Counterparties without offsetting positions - liabilities	—	(34.7)	—	—	(34.7)
	$101.3	$(657.8)	$9.1	$8.1	$(555.5)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$39.2	$(241.9)	$5.0	$0.3	$(198.0)
Counterparties without offsetting positions - assets	3.9	—	—	3.9	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	43.1	(258.2)	5.0	4.2	(214.3)
Long-Term Position
Counterparties with offsetting positions or collateral	7.4	(95.1)	3.1	—	(84.6)
Counterparties without offsetting positions - assets	0.3	—	—	0.3	—
Counterparties without offsetting positions - liabilities	—	(14.2)	—	—	(14.2)
	7.7	(109.3)	3.1	0.3	(98.8)
Total Derivatives
Counterparties with offsetting positions or collateral	46.6	(337.0)	8.1	0.3	(282.6)
Counterparties without offsetting positions - assets	4.2	—	—	4.2	—
Counterparties without offsetting positions - liabilities	—	(30.5)	—	—	(30.5)
	$50.8	$(367.5)	$8.1	$4.5	$(313.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association (“ISDA”) agreements, which govern the key terms with our counterparties. Our ISDA agreements contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of June 30, 2022, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of ($555.5) million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of June 30, 2022, we would be required to post $69.6 million of collateral to certain counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($556.5) million as of June 30, 2022. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2022	2021	2022	2021
Commodity contracts	$25.2	$(232.6)	$(362.1)	$(404.2)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2022	2021	2022	2021
Revenues	$(157.7)	$(53.6)	$(303.5)	$(203.4)

Based on valuations as of June 30, 2022, we expect to reclassify commodity hedge-related deferred losses of ($362.6) million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2025, with ($263.3) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and six months ended June 30, 2022, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2022	2021	2022	2021
Commodity contracts	Revenue	$(19.0)	$(56.6)	$(196.1)	$(41.6)

See Note 13 – Fair Value Measurements and Note 18 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at June 30, 2022, a net liability position of ($556.5) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($791.3) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of ($321.7) million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•	the TRGP Revolver and Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•	the TRGP senior unsecured notes and the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	June 30, 2022
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$99.6	$99.6	$—	$99.6	$—
Liabilities from commodity derivative contracts (1)	656.1	656.1	—	656.1	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	154.0	154.0	—	—	—
TRGP Revolver	550.0	550.0	—	550.0	—
TRGP Senior unsecured notes	1,493.6	1,321.1	—	1,321.1	—
Partnership's Senior unsecured notes	5,034.4	4,761.5	—	4,761.5	—
Securitization Facility	400.0	400.0	—	400.0	—

	December 31, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$46.6	$46.6	$—	$46.6	$—
Liabilities from commodity derivative contracts (1)	363.3	363.3	—	363.3	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	158.5	158.5	—	—	—
Partnership's Senior unsecured notes	6,465.7	6,924.5	—	6,924.5	—
Securitization Facility	150.0	150.0	—	150.0	—

(1)

The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 12 – Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. As of June 30, 2022 and December 31, 2021, we had no derivative contracts categorized as Level 3.

Note 14 — Contingencies

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

Note 15 — Revenue

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

	2022	2023	2024 and after
Fixed consideration to be recognized as of June 30, 2022	$227.7	$413.3	$2,357.4

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 18 – Segment Information.

Note 16 — Income Taxes

The Company records income taxes using an estimated annual effective tax rate and recognizes specific events discretely as they occur. We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized.

As of June 30, 2022, our valuation allowance was $130.8 million, a decrease of $79.8 million from December 31, 2021. After the change in valuation allowance, we have a net deferred tax liability of $213.4 million.

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

In January 2022, the Internal Revenue Service (“IRS”) notified us that it will examine Targa’s net operating loss carryback previously claimed under the Coronavirus Aid, Relief and Economic Security Act. We have responded to information requests from the IRS and do not anticipate material changes in prior year taxable income.

On October 6, 2021 and April 7, 2022, we received notice from the IRS that it intends to audit three direct and indirectly wholly-owned subsidiaries of the Company (Targa Resources Partners LP, Targa Downstream LLC and Targa Midstream Services LLC) treated as partnerships for federal tax purposes for the 2019 and 2020 tax years. We are responding to the information requests from the IRS on these audits. The Company is not aware of any potential audit findings that would give rise to adjustments to taxable income and does not anticipate material changes related to these audits.

Note 17 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
Cash:
Interest paid, net of capitalized interest (1)	$180.5	$182.6
Income taxes (received) paid, net	1.1	1.0
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$(13.3)	$(0.3)
Transfers from materials and supplies inventory to property, plant and equipment	—	0.4
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(17.9)	$(27.7)

(1)	Interest capitalized on major projects was $5.5 million and $1.7 million for the six months ended June 30, 2022 and 2021.

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

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$261.9	$5,366.8	$(4.5)	$—	$5,624.2
Fees from midstream services	251.6	180.0	—	—	431.6
	513.5	5,546.8	(4.5)	—	6,055.8
Intersegment revenues
Sales of commodities	2,656.6	131.6	—	(2,788.2)	—
Fees from midstream services	(0.5)	12.0	—	(11.5)	—
	2,656.1	143.6	—	(2,799.7)	—
Revenues	$3,169.6	$5,690.4	$(4.5)	$(2,799.7)	$6,055.8
Operating margin (1)	$474.7	$322.3	$(4.5)
Other financial information:
Total assets (2)	$8,253.4	$6,915.0	$0.8	$165.1	$15,334.3
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$196.7	$42.6	$—	$4.4	$243.7

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Three Months Ended June 30, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$147.3	$3,014.8	$(70.5)	$—	$3,091.6
Fees from midstream services	171.8	152.5	—	—	324.3
	319.1	3,167.3	(70.5)	—	3,415.9
Intersegment revenues
Sales of commodities	1,184.7	92.6	—	(1,277.3)	—
Fees from midstream services	0.6	7.4	—	(8.0)	—
	1,185.3	100.0	—	(1,285.3)	—
Revenues	$1,504.4	$3,267.3	$(70.5)	$(1,285.3)	$3,415.9
Operating margin (1)	$301.2	$291.4	$(70.5)
Other financial information:
Total assets (2)	$8,494.2	$6,687.2	$46.8	$183.6	$15,411.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$114.0	$14.8	$—	$(13.3)	$115.5

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Six Months Ended June 30, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$396.4	$9,976.6	$(182.7)	$—	$10,190.3
Fees from midstream services	462.2	362.4	—	—	824.6
	858.6	10,339.0	(182.7)	—	11,014.9
Intersegment revenues
Sales of commodities	4,687.2	255.8	—	(4,943.0)	—
Fees from midstream services	(0.2)	22.6	—	(22.4)	—
	4,687.0	278.4	—	(4,965.4)	—
Revenues	$5,545.6	$10,617.4	$(182.7)	$(4,965.4)	$11,014.9
Operating margin (1)	$872.3	$674.5	$(182.7)
Other financial information:
Total assets (2)	$8,253.4	$6,915.0	$0.8	$165.1	$15,334.3
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$329.7	$67.8	$—	$8.7	$406.2

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

	Six Months Ended June 30, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$289.8	$6,238.6	$(69.1)	$—	$6,459.3
Fees from midstream services	291.3	298.1	—	—	589.4
	581.1	6,536.7	(69.1)	—	7,048.7
Intersegment revenues
Sales of commodities	2,154.4	175.2	—	(2,329.6)	—
Fees from midstream services	2.1	15.3	—	(17.4)	—
	2,156.5	190.5	—	(2,347.0)	—
Revenues	$2,737.6	$6,727.2	$(69.1)	$(2,347.0)	$7,048.7
Operating margin (1)	$576.6	$640.1	$(69.1)
Other financial information:
Total assets (2)	$8,494.2	$6,687.2	$46.8	$183.6	$15,411.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$183.5	$25.2	$—	$(9.7)	$199.0

(1)	Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)	Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$1,531.7	$613.8	$2,496.0	$1,455.2
NGL	4,096.4	2,499.1	7,903.0	5,093.6
Condensate and crude oil	172.8	88.9	290.9	155.5
	5,800.9	3,201.8	10,689.9	6,704.3
Non-customer revenue:
Derivative activities - Hedge	(157.7)	(53.6)	(303.5)	(203.4)
Derivative activities - Non-hedge (1)	(19.0)	(56.6)	(196.1)	(41.6)
	(176.7)	(110.2)	(499.6)	(245.0)
Total sales of commodities	5,624.2	3,091.6	10,190.3	6,459.3

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	247.1	168.0	453.4	284.3
NGL transportation, fractionation and services	66.9	45.6	132.7	92.8
Storage, terminaling and export	101.9	96.5	202.8	185.4
Other	15.7	14.2	35.7	26.9
Total fees from midstream services	431.6	324.3	824.6	589.4

Total revenues	$6,055.8	$3,415.9	$11,014.9	$7,048.7

(1)	Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$474.7	$301.2	$872.3	$576.6
Logistics and Transportation operating margin	322.3	291.4	674.5	640.1
Other operating margin	(4.5)	(70.5)	(182.7)	(69.1)
Depreciation and amortization expense	(269.9)	(211.9)	(479.0)	(428.0)
General and administrative expense	(71.0)	(63.7)	(138.0)	(125.1)
Interest expense, net	(81.2)	(94.8)	(174.7)	(193.2)
Equity earnings (loss)	1.4	12.8	7.0	24.6
Gain (loss) on sale or disposition of assets	0.6	0.4	1.6	0.2
Write-down of assets	(0.5)	(1.1)	(1.0)	(4.7)
Gain (loss) from financing activities	(33.8)	(1.9)	(49.6)	(16.6)
Gain (loss) from sale of equity method investment	435.9	—	435.9	—
Other, net	0.7	0.1	—	0.1
Income (loss) before income taxes	$774.7	$162.0	$966.3	$404.9

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

Recent Developments

Permian Midland Processing Expansion

In August 2021, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy plant”). The Legacy plant is expected to begin operations late in the third quarter of 2022.

In February 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy II plant”). The Legacy II plant is expected to begin operations in the second quarter of 2023.

In August 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Greenwood plant”). The Greenwood plant is expected to begin operations late in the fourth quarter of 2023.

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

Fractionation Expansion

In August 2022, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 9”). Train 9 is expected to begin operations in the second quarter of 2024.

Capital Investments and Divestitures

In January 2022, we closed on the purchase of all of Stonepeak Infrastructure Partners’ (“Stonepeak”) interests in our development company joint ventures (“DevCo JVs”) for $926.3 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we own a 75% interest in Grand Prix Pipeline LLC, a 100% interest in the Train 6 fractionator in Mont Belvieu, Texas and owned a 25% equity interest in Gulf Coast Express Pipeline (“GCX”), prior to the GCX Sale (as defined below) in February 2022. The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax was $53.1 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders. In addition, the DevCo JV Repurchase resulted in an $857.9 million reduction of Noncontrolling interests on our Consolidated Balance Sheets.

In April 2022, we closed on the bolt-on acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “Southcross Acquisition”), subject to customary closing adjustments. We expect to make a final closing adjustment payment of approximately $4 million in the third quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and have been prospectively consolidated beginning in the second quarter of 2022. See Note 4 - Joint Ventures, Acquisitions and Divestitures and Note 6 - Investments in Unconsolidated Affiliates to our Consolidated Financial Statements.

In May 2022, we completed the sale of Targa GCX Pipeline LLC to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations during the three and six months ended June 30, 2022.

On July 29, 2022, we closed on the acquisition of Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.55 billion in cash (the “Lucid Acquisition”), subject to customary closing adjustments. Lucid provides natural gas gathering, treating, and processing services in the Delaware Basin, and owns and operates 1,050 miles of natural gas pipelines and approximately 1.4 billion cubic feet per day (“Bcf/d”) of cryogenic natural gas processing capacity in service or under construction located primarily in Eddy and Lea counties of New Mexico. Lucid’s Delaware Basin assets are integrated into our Permian Delaware operations.

Common Share Repurchases and Preferred Stock Redemption

During the second quarter of 2022, we repurchased 1,121,925 shares of our common stock at a weighted average price of $66.07 for a total net cost of $74.1 million. From July 1 through July 29, 2022, we repurchased 512,336 shares of our common stock at a weighted average price of $58.57 for a total net cost of $30.0 million. There was $214.7 million remaining under our $500 million common share repurchase program as of July 29, 2022.

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A

Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements.

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

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of June 30, 2022, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

In March 2022, the Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption payment of the Partnership’s 5.875% Senior Notes due 2026 (the “5.875% Notes”), with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

In April 2022, the Partnership amended the $400.0 million accounts receivable securitization facility (“Securitization Facility”) to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.

In July 2022, we completed an underwritten public offering of (i) $750.0 million in aggregate principal amount of our 5.200% Senior Notes due 2027 (the “5.200% Notes”) and (ii) $500.0 million in aggregate principal amount of our 6.250% Senior Notes due 2052 (the “6.250% Notes”), resulting in net proceeds of approximately $1.2 billion. We used the net proceeds from the issuance to fund a portion of the Lucid Acquisition.

In July 2022, we entered into the Term Loan Agreement with Mizuho Bank, Ltd. as the Administrative Agent and a lender, and other lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility. The Term Loan Facility matures in July 2025. We used the proceeds to fund a portion of the Lucid Acquisition.

In July 2022, we established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver. We had no amounts outstanding under the Commercial Paper Program as of July 29, 2022.

For additional information about our debt-related transactions, see Note 7 - Debt Obligations to our Consolidated Financial Statements.

Corporation Tax Matters

In January 2022, the Internal Revenue Service (“IRS”) notified us that it will examine Targa’s net operating loss (“NOL”) carryback previously claimed under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 and provided corporate taxpayers an expanded five-year NOL carryback period for losses generated in tax years 2018 through 2020. We received a cash refund of approximately $44 million related to the CARES Act provisions in 2020. We have responded to information requests from the IRS and do not anticipate material changes in prior year taxable income.

On October 6, 2021 and April 7, 2022, we received notice from the IRS that it intends to audit three direct and indirectly wholly-owned subsidiaries of the Company (Targa Resources Partners LP, Targa Downstream LLC and Targa Midstream Services LLC) treated as partnerships for federal tax purposes for the 2019 and 2020 tax years. We are responding to the information requests from the IRS on these audits. The Company is not aware of any potential audit findings that would give rise to adjustments to taxable income and does not anticipate material changes related to these audits.

FERC Regulatory Matters

On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the Commission reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, and the resulting rates for certain of Targa’s liquids pipelines were recomputed to account for the reduced index factor.

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

Gathering and Processing adjusted operating margin consists primarily of:

•	service fees related to natural gas and crude oil gathering, treating and processing; and
•	revenues from the sale of natural gas, condensate, crude oil and NGLs less producer settlements, fuel and transport and our equity volume hedge settlements.

Logistics and Transportation adjusted operating margin consists primarily of:

•	service fees (including the pass-through of energy costs included in certain fee rates);
•	system product gains and losses; and
•	NGL and natural gas sales, less NGL and natural gas purchases, fuel, third-party transportation costs and the net inventory change.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$596.4	$56.2	$684.4	$202.6
Interest (income) expense, net	81.2	94.8	174.7	193.2
Income tax expense (benefit)	87.1	6.6	110.1	21.6
Depreciation and amortization expense	269.9	211.9	479.0	428.0
(Gain) loss on sale or disposition of assets	(0.6)	(0.4)	(1.6)	(0.2)
Write-down of assets	0.5	1.1	1.0	4.7
(Gain) loss from financing activities (1)	33.8	1.9	49.6	16.6
(Gain) loss from sale of equity method investment	(435.9)	—	(435.9)	—
Equity (earnings) loss	(1.4)	(12.8)	(7.0)	(24.6)
Distributions from unconsolidated affiliates and preferred partner interests, net	6.8	26.9	19.3	60.2
Compensation on equity grants	13.8	15.0	27.3	29.9
Risk management activities	4.5	69.7	182.7	68.2
Noncontrolling interests adjustments (2)	10.3	(10.9)	8.5	(24.5)
Adjusted EBITDA	$666.4	$460.0	$1,292.1	$975.7
Interest expense on debt obligations (3)	(90.7)	(95.5)	(182.2)	(194.2)
Maintenance capital expenditures, net (4)	(39.7)	(24.2)	(77.4)	(43.2)
Cash taxes	(2.6)	(0.8)	(4.3)	(1.3)
Distributable Cash Flow	$533.4	$339.5	$1,028.2	$737.0
Growth capital expenditures, net (4)	(199.3)	(83.4)	(320.7)	(144.4)
Adjusted Free Cash Flow	$334.1	$256.1	$707.5	$592.6

(1)	Gains or losses on debt repurchases or early debt extinguishments.
(2)	Noncontrolling interest portion of depreciation and amortization expense.
(3)	Excludes amortization of interest expense.
(4)	Represents capital expenditures, net of contributions from noncontrolling interests and includes net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	(In millions)
Revenues:
Sales of commodities	$5,624.2	$3,091.6	$2,532.6	82%	$10,190.3	$6,459.3	$3,731.0	58%
Fees from midstream services	431.6	324.3	107.3	33%	824.6	589.4	235.2	40%
Total revenues	6,055.8	3,415.9	2,639.9	77%	11,014.9	7,048.7	3,966.2	56%
Product purchases and fuel	5,047.3	2,709.0	2,338.3	86%	9,251.5	5,545.3	3,706.2	67%
Operating expenses	215.8	184.8	31.0	17%	399.3	355.8	43.5	12%
Depreciation and amortization expense	269.9	211.9	58.0	27%	479.0	428.0	51.0	12%
General and administrative expense	71.0	63.7	7.3	11%	138.0	125.1	12.9	10%
Other operating (income) expense	(0.1)	0.7	(0.8)	(114%)	(0.6)	4.6	(5.2)	(113%)
Income (loss) from operations	451.9	245.8	206.1	84%	747.7	589.9	157.8	27%
Interest expense, net	(81.2)	(94.8)	13.6	14%	(174.7)	(193.2)	18.5	10%
Equity earnings (loss)	1.4	12.8	(11.4)	(89%)	7.0	24.6	(17.6)	(72%)
Gain (loss) from financing activities	(33.8)	(1.9)	(31.9)	NM	(49.6)	(16.6)	(33.0)	199%
Gain (loss) from sale of equity method investment	435.9	—	435.9	100%	435.9	—	435.9	100%
Other, net	0.5	0.1	0.4	NM	—	0.2	(0.2)	(100%)
Income tax (expense) benefit	(87.1)	(6.6)	(80.5)	NM	(110.1)	(21.6)	(88.5)	NM
Net income (loss)	687.6	155.4	532.2	NM	856.2	383.3	472.9	123%
Less: Net income (loss) attributable to noncontrolling interests	91.2	99.2	(8.0)	(8%)	171.8	180.7	(8.9)	(5%)
Net income (loss) attributable to Targa Resources Corp.	596.4	56.2	540.2	NM	684.4	202.6	481.8	238%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	53.1	—	53.1	100%
Dividends on Series A Preferred Stock	8.2	21.8	(13.6)	(62%)	30.0	43.7	(13.7)	(31%)
Deemed dividends on Series A Preferred Stock	215.5	—	215.5	100%	215.5	—	215.5	100%
Net income (loss) attributable to common shareholders	$372.7	$34.4	$338.3	NM	$385.8	$158.9	$226.9	143%
Financial data:
Adjusted EBITDA (1)	$666.4	$460.0	$206.4	45%	$1,292.1	$975.7	$316.4	32%
Distributable cash flow (1)	533.4	339.5	193.9	57%	1,028.2	737.0	291.2	40%
Adjusted free cash flow (1)	334.1	256.1	78.0	30%	707.5	592.6	114.9	19%

(1)

Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM	Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful or material.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($2,506.1 million) and higher NGL and natural gas volumes ($98.0 million), partially offset by the unfavorable impact of hedges ($66.5 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, and transportation and fractionation fees.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes.

The increase in operating expenses was due to higher labor and maintenance costs primarily due to increased activity, system expansions and inflation.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the impact of system expansions on our asset base and the shortening of the depreciable lives of certain assets that have been, or will be, idled.

The increase in general and administrative expense is primarily due to higher compensation and benefits, insurance costs and professional fees.

The decrease in interest expense, net is primarily due to higher non-cash interest income related to a decrease in the mandatorily redeemable preferred interest liability.

The decrease in equity earnings is primarily due to the GCX Sale and lower earnings from our investment in Little Missouri 4 LLC, partially offset by lower losses from our investments in T2 Eagle Ford Gathering Company L.L.C., Gulf Coast Fractionators and T2 LaSalle Gathering Company L.L.C. See Note 4 – Joint Ventures, Acquisitions and Divestitures to our Consolidated Financial Statements for further discussion.

During 2022, the Partnership redeemed the 5.875% Notes, resulting in a net loss from financing activities. During 2021, the Partnership redeemed the 4.250% Senior Notes due 2023 (the “4.250% Notes”), resulting in a net loss from financing activities. See Note 7 – Debt Obligations for further discussion.

During 2022, we completed the GCX Sale resulting in a gain from sale of an equity method investment. See Note 4 – Joint Ventures, Acquisitions and Divestitures for further discussion.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a larger release of the valuation allowance in 2022 compared to 2021.

During 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends. Dividends on Series A Preferred decreased as a result of the redemption. See Note 9 – Preferred Stock for further discussion.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($3,890.3 million) and higher NGL and natural gas volumes ($100.0 million), partially offset by the unfavorable impact of hedges ($254.5 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, transportation and fractionation fees and export volumes.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes.

The increase in operating expenses was due to higher labor and maintenance costs primarily due to increased activity, system expansions and inflation, partially offset by lower taxes and the impact of a major winter storm that affected regions across Texas, New Mexico, Oklahoma and Louisiana during the first quarter of 2021.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to system expansions on our asset base and the shortening of the depreciable lives of certain assets that have been, or will be, idled, partially offset by a lower depreciable base associated with assets that were impaired during the fourth quarter of 2021.

The increase in general and administrative expense is primarily due to higher compensation and benefits, insurance costs and professional fees.

The decrease in interest expense, net is primarily due to higher non-cash interest income related to a decrease in the mandatorily redeemable preferred interest liability, lower interest rates on debt and higher capitalized interest.

The decrease in equity earnings is primarily due to the GCX Sale and lower earnings from our investment in Little Missouri 4 LLC, partially offset by lower losses from our investments in T2 Eagle Ford Gathering Company L.L.C., Gulf Coast Fractionators and T2 LaSalle Gathering Company L.L.C. See Note 4 – Joint Ventures, Acquisitions and Divestitures to our Consolidated Financial Statements for further discussion.

During 2022, we terminated the Previous TRGP Revolver and the Partnership Revolver. In addition, the Partnership redeemed the 5.375% Notes and 5.875% Notes. These transactions resulted in a net loss from financing activities. During 2021, the Partnership redeemed its 5.125% Senior Notes due 2025 and the 4.250% Notes. In addition, Targa Pipeline Partners LP redeemed its 4.750% Senior Notes due 2021 and the 5.875% Senior Notes due 2023. These transactions resulted in a net loss from financing activities. See Note 7 – Debt Obligations for further discussion.

During 2022, we completed the GCX Sale resulting in a gain from sale of an equity method investment. See Note 4 – Joint Ventures, Acquisitions and Divestitures for further discussion.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a larger release of the valuation allowance in 2022 compared to 2021.

During 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends. Dividends on Series A Preferred decreased as a result of the redemption. See Note 9 – Preferred Stock for further discussion.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
June 30, 2022	$474.7	$322.3	$(4.5)
June 30, 2021	301.2	291.4	(70.5)

Six Months Ended:
June 30, 2022	$872.3	$674.5	$(182.7)
June 30, 2021	576.6	640.1	(69.1)

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	(In millions, except operating statistics and price amounts)
Operating margin	$474.7	$301.2	$173.5	58%	$872.3	$576.6	$295.7	51%
Operating expenses	141.4	115.1	26.3	23%	258.0	220.5	37.5	17%
Adjusted operating margin	$616.1	$416.3	$199.8	48%	$1,130.3	$797.1	$333.2	42%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	2,132.0	1,929.7	202.3	10%	2,103.7	1,794.7	309.0	17%
Permian Delaware	993.3	836.2	157.1	19%	985.1	787.2	197.9	25%
Total Permian	3,125.3	2,765.9	359.4		3,088.8	2,581.9	506.9

SouthTX (5)	271.2	194.9	76.3	39%	216.9	185.7	31.2	17%
North Texas	175.3	181.4	(6.1)	(3%)	175.3	178.4	(3.1)	(2%)
SouthOK (5)	460.4	411.4	49.0	12%	434.0	393.4	40.6	10%
WestOK	212.0	212.5	(0.5)	—	207.2	207.6	(0.4)	—
Total Central	1,118.9	1,000.2	118.7		1,033.4	965.1	68.3

Badlands (5) (6)	129.4	143.4	(14.0)	(10%)	127.2	139.1	(11.9)	(9%)
Total Field	4,373.6	3,909.5	464.1		4,249.4	3,686.1	563.3

Coastal	553.6	616.6	(63.0)	(10%)	577.7	634.5	(56.8)	(9%)

Total	4,927.2	4,526.1	401.1	9%	4,827.1	4,320.6	506.5	12%
NGL production, MBbl/d (3)
Permian Midland (4)	310.6	279.4	31.2	11%	305.7	258.4	47.3	18%
Permian Delaware	135.8	111.7	24.1	22%	132.8	104.1	28.7	28%
Total Permian	446.4	391.1	55.3		438.5	362.5	76.0

SouthTX (5)	33.5	25.8	7.7	30%	26.9	21.7	5.2	24%
North Texas	19.6	20.4	(0.8)	(4%)	19.4	19.8	(0.4)	(2%)
SouthOK (5)	55.8	50.4	5.4	11%	53.1	47.1	6.0	13%
WestOK	16.6	17.0	(0.4)	(2%)	15.8	16.5	(0.7)	(4%)
Total Central	125.5	113.6	11.9		115.2	105.1	10.1

Badlands (5)	14.7	16.2	(1.5)	(9%)	14.7	15.9	(1.2)	(8%)
Total Field	586.6	520.9	65.7		568.4	483.5	84.9

Coastal	36.7	35.7	1.0	3%	36.9	37.8	(0.9)	(2%)

Total	623.3	556.6	66.7	12%	605.3	521.3	84.0	16%
Crude oil, Badlands, MBbl/d	111.8	138.9	(27.1)	(20%)	117.2	137.6	(20.4)	(15%)
Crude oil, Permian, MBbl/d	28.8	36.7	(7.9)	(22%)	29.7	35.8	(6.1)	(17%)
Natural gas sales, BBtu/d (3)	2,277.1	2,207.5	69.6	3%	2,202.1	2,082.4	119.7	6%
NGL sales, MBbl/d (3)	440.4	391.9	48.5	12%	432.7	370.5	62.2	17%
Condensate sales, MBbl/d	15.7	15.2	0.5	3%	15.0	15.2	(0.2)	(1%)
Average realized prices - inclusive of hedges (7):
Natural gas, $/MMBtu	6.12	2.45	3.67	150%	5.15	2.48	2.67	108%
NGL, $/gal	0.89	0.51	0.38	75%	0.84	0.49	0.35	71%
Condensate, $/Bbl	103.10	59.06	44.04	75%	90.06	52.97	37.09	70%

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
(4)

Permian Midland includes operations in WestTX, of which we own 72.8% undivided interest, and other plants that are owned 100% by us. Operating results for the WestTX undivided interest assets are presented on a pro-rata net basis in our reported financials.

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	16.7	$(3.29)	$(54.9)	18.1	$(0.71)	$(12.8)
NGL (MMgal)	164.4	(0.47)	(77.9)	133.8	(0.18)	(24.4)
Crude oil (MBbl)	0.5	(51.00)	(25.5)	0.5	(12.69)	(6.7)
			$(158.3)			$(43.9)
(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	34.2	$(2.52)	$(86.1)	36.1	$(0.72)	$(26.0)
NGL (MMgal)	334.8	(0.47)	(155.8)	269.6	(0.17)	(46.9)
Crude oil (MBbl)	1.0	(45.20)	(45.2)	1.1	(8.32)	(8.9)
			$(287.1)			$(81.8)

(1)	The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The increase in adjusted operating margin was due to higher realized commodity prices, natural gas inlet volumes and fees resulting in increased margin predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to increased producer activity and the addition of a new 200 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Heim Plant”) during the third quarter of 2021. Natural gas inlet volumes in the Central region increased due to the acquisition of certain assets in South Texas during the second quarter of 2022 and increased producer activity. The decrease in volumes in the Badlands was attributable to the impacts of winter weather, while lower volumes in the Coastal region were due to continued low producer activity.

The increase in operating expenses was due to higher activity levels in the Permian, the addition of the Heim Plant in the third quarter of 2021, the acquisition of certain assets in South Texas in the second quarter of 2022 and inflation impacts, which resulted in increased labor costs, materials and chemicals.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The increase in adjusted operating margin was due to higher realized commodity prices, natural gas inlet volumes and fees resulting in increased margin predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to increased producer activity and the addition of the Heim Plant during the third quarter of 2021. Natural gas inlet volumes in the Central region increased due to the acquisition of certain assets in South Texas during the second quarter of 2022 and increased producer activity. The decrease in volumes in the Badlands was attributable to the impacts of winter weather, while lower volumes in the Coastal region were due to continued low producer activity.

The increase in operating expenses was due to higher activity levels in the Permian, the addition of the Heim Plant in the third quarter of 2021, the acquisition of certain assets in South Texas in the second quarter of 2022 and inflation impacts, which resulted in increased labor costs, materials and chemicals.

Logistics and Transportation Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	(In millions, except operating statistics)
Operating margin	$322.3	$291.4	$30.9	11%	$674.5	$640.1	$34.4	5%
Operating expenses	74.4	70.7	3.7	5%	141.3	136.5	4.8	4%
Adjusted operating margin	$396.7	$362.1	$34.6	10%	$815.8	$776.6	$39.2	5%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	492.3	391.7	100.6	26%	476.1	367.2	108.9	30%
Fractionation volumes	737.2	643.7	93.5	15%	720.1	595.0	125.1	21%
Export volumes (3)	342.6	340.6	2.0	1%	341.7	312.1	29.6	9%
NGL sales	906.9	833.8	73.1	9%	890.0	830.6	59.4	7%

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation volumes, partially offset by lower marketing margin and lower LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems. Marketing margin decreased due to fewer optimization opportunities. LPG export margin decreased primarily due to higher fuel and power costs, partially offset by higher fees.

The increase in operating expenses was due to higher repairs and maintenance.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation volumes and higher LPG export margin, partially offset by lower marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems. LPG export margin increased due to higher volumes and fees, partially offset by higher fuel and power costs. Higher optimization margin attributable to the winter storm resulted in higher marketing margin in 2021.

The increase in operating expenses was primarily due to higher repairs and maintenance, partially offset by lower taxes.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In millions)
Operating margin	$(4.5)	$(70.5)	$66.0	$(182.7)	$(69.1)	$(113.6)
Adjusted operating margin	$(4.5)	$(70.5)	$66.0	$(182.7)	$(69.1)	$(113.6)

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

Our Liquidity and Capital Resources

As of June 30, 2022, inclusive of our consolidated joint venture accounts, we had $154.0 million of Cash and cash equivalents on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

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

On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver and the Securitization Facility and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of July 29, 2022, was:

Consolidated Total
(In millions)
Cash on hand (1)	$178.7
Total availability under the TRGP Revolver	2,750.0
Total availability under the Securitization Facility	400.0
3,328.7

Less: Outstanding borrowings under the TRGP Revolver	(1,600.0)
Outstanding borrowings under the Securitization Facility	(400.0)
Outstanding letters of credit under the TRGP Revolver	(61.6)
Total liquidity	$1,267.1

_________________________________

(1)	Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements includes our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of June 30, 2022, we had $44.8 million letters of credit outstanding under the TRGP Revolver. They reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

In July 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver. We had no amounts outstanding under the Commercial Paper Program as of July 29, 2022.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (i) our cash position; (ii) liquids inventory levels, which we closely manage, and valuation; (iii) changes in payables and accruals related to major growth capital projects; (iv) changes in the fair value of the current portion of derivative contracts; (v) monthly swings in borrowings under the Securitization Facility; and (vi) major structural changes in our asset base or business operations, such as certain organic growth capital projects and acquisitions or divestitures.

Working capital as of June 30, 2022 decreased $460.6 million compared to December 31, 2021. The decrease was primarily due to higher product purchases and fuel payables as a result of higher commodity prices, higher net borrowing on the Securitization Facility and an increase in the current liability position of our derivative contracts, partially offset by higher receivables resulting from higher commodity prices.

Based on our anticipated levels of operations and absent any disruptive events, we believe that our internally generated cash flow, borrowings available under the TRGP Revolver, Securitization Facility, Term Loan Facility and Commercial Paper Program, and proceeds from debt and equity offerings, as well as joint ventures and/or asset sales, should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash dividends for at least the next twelve months.

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

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership Issuers under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of June 30, 2022, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

In March 2022, the Partnership redeemed all of the outstanding 5.375% Notes with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we completed an underwritten public offering of $750.0 million aggregate principal amount of our 4.200% Notes and $750.0 million aggregate principal amount of our 4.950% Notes, resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance was used to fund the concurrent March Tender Offer and the subsequent redemption payment of the Partnership’s 5.875% Notes, with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.

In July 2022, we completed an underwritten public offering of (i) $750.0 million in aggregate principal amount of our 5.200% Notes and (ii) $500.0 million in aggregate principal amount of our 6.250% Notes, resulting in net proceeds of approximately $1.2 billion. We used the net proceeds from the issuance to fund a portion of the Lucid Acquisition.

In July 2022, we entered into the Term Loan Facility with Mizuho Bank, Ltd. as the Administrative Agent and a lender, and other lenders party thereto. The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility. The Term Loan Facility matures in July 2025. We used the proceeds to fund a portion of the Lucid Acquisition.

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

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements.

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

Compliance with Debt Covenants

As of June 30, 2022, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Six Months Ended June 30,
2022	2021	2022 vs. 2021
(In millions)
$1,383.7	$1,303.6	$80.1

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

Cash Flows from Investing Activities

Six Months Ended June 30,
2022	2021	2022 vs. 2021
(In millions)
$248.4	$(185.9)	$434.3

The change in net cash provided by (used in) investing activities was primarily due to proceeds from the GCX Sale, partially offset by higher outlays for property, plant and equipment resulting from construction activities of the Legacy, Legacy II, Midway and Greenwood plants and outlays for the Southcross Acquisition.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2022	2021
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$786.7	$(802.8)
Repurchase of Series A Preferred Stock	(965.2)	—
Repurchase of noncontrolling interests	(926.3)	—
Dividends and distributions	(217.8)	(92.7)
Contributions from (distributions to) noncontrolling interests	(167.7)	(247.4)
Repurchase of shares	(146.3)	(8.6)
Net cash provided by (used in) financing activities	$(1,636.6)	$(1,151.5)

The increase in net cash used in financing activities was primarily due to the redemption of the Series A Preferred Stock and repurchases of non-controlling interests in the DevCo JVs and common stock during 2022. Additionally, higher dividends and distributions were paid in 2022 due to the increase in our common stock dividends from $0.10 to $0.35 per common share in January 2022. These were partially offset by net borrowings of debt in 2022, as compared to net repayments of debt in 2021.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group follows:

Summarized Combined Balance Sheet Information
	June 30, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets	$936.3	$832.9
Current assets - affiliates	58.2	24.4
Long-term assets	6,405.7	6,253.9
Long-term assets - affiliates	10.5	10.5
Total assets	$7,410.7	$7,121.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities	$1,955.7	$1,525.6
Current liabilities - affiliates	220.5	195.8
Long-term liabilities	7,656.4	6,875.5
Series A Preferred	—	749.7
Targa Resources Corp. stockholders' equity	(2,421.9)	(2,224.9)
Total liabilities and owners' equity	$7,410.7	$7,121.7

Summarized Combined Statement of Operations Information
	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
	(In millions)
Revenues	$11,206.3	$16,900.5
Operating income (loss)	(19.5)	5.7
Net income (loss)	157.3	(371.0)
Dividends on Series A Preferred	30.0	87.3

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the six months ended June 30, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2022	August 15, 2022	$80.7	$79.3	$1.4	$0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000
December 31, 2021	February 15, 2022	81.4	80.1	1.3	0.35000

(1)	Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Prior to the redemption of our Series A Preferred in May 2022, our Series A Preferred had a liquidation value of $1,000 per share and bore a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter. During the three and six months ended June 30, 2022, we paid $30.0 million and $51.8 million of dividends to preferred shareholders.

Series A Preferred Redemption

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements.

Capital Expenditures

The following table details cash outlays for capital projects for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Capital expenditures:
Growth (1)	$326.3	$151.8
Maintenance (2)	79.9	47.2
Gross capital expenditures	406.2	199.0
Transfers from materials and supplies inventory to property, plant and equipment	—	(0.4)
Change in capital project payables and accruals, net	13.3	0.3
Cash outlays for capital projects	$419.5	$198.9

(1)

Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $320.7 million and $144.4 million for the six months ended June 30, 2022 and 2021.

(2)	Maintenance capital expenditures, net of contributions from noncontrolling interests, were $77.4 million and $43.2 million for the six months ended June 30, 2022 and 2021.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian in response to forecasted production growth and increasing activity levels. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With the August 2022 announcements of construction of the Greenwood plant in Permian Midland and Train 9 fractionator in Mont Belvieu, we currently estimate that in 2022 we will invest between $1.0 to $1.1 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2022 maintenance capital expenditures, net of noncontrolling interests, will be approximately $150 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, there were $70.2 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2022, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of June 30, 2022:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(265.5)	$(176.4)	$(354.6)
NGLs	(209.7)	(101.4)	(318.0)
Crude oil	(81.3)	(43.9)	(118.7)
Total	$(556.5)	$(321.7)	$(791.3)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues decreased by ($176.7) million and ($110.2) million during the three months ended June 30, 2022 and 2021 and ($499.6) million and ($245.0) million during the six months ended June 30, 2022 and 2021, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of ($316.7) million at December 31, 2021 to ($556.5) million at June 30, 2022. Forward commodity prices have moved unfavorably relative to the fixed prices on our derivative contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Securitization Facility, and the Term Loan Facility, which we closed in July 2022 to fund a portion of the Lucid Acquisition. As of June 30, 2022, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Securitization Facility and the Term Loan Facility will also increase. As of June 30, 2022, we had $950.0 million in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $9.5 million based on our June 30, 2022 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity. As of June 30, 2022, our maximum loss due to counterparty credit risk was immaterial. The range of losses attributable to our individual counterparties as of June 30, 2022 would be between $2.7 million and $5.5 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $0.1 million as of both June 30, 2022 and December 31, 2021, respectively. Changes in the allowance for doubtful accounts were not material for the three and six months ended June 30, 2022.

No customer comprised 10% or greater of our consolidated revenues during the three and six months ended June 30, 2022 and 2021, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Additional information required for this item is provided in Note 14 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report in addition to the risk factor discussed below. All of these risks and uncertainties, including the risk discussed below, could adversely affect our business, financial condition and/or results of operations.

Changes in tax laws or the imposition of new or increased taxes may adversely affect our financial condition, results of operations and cash flows.

U.S. federal and state level legislation is periodically proposed that would, if enacted into law, make significant changes to tax laws and could materially impact our tax obligations, financial condition, results of operations and cash flows including cash available for distributions and other uses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
April 1, 2022 - April 30, 2022	193,044	$77.74	192,931	$303,840.1
May 1, 2022 - May 31, 2022	359,207	$69.26	358,783	$278,991.7
June 1, 2022 - June 30, 2022	571,136	$60.12	570,211	$244,714.8

(1)

Includes 1,121,925 shares repurchased under our $500 million common share repurchase program, as well as 1,462 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.

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

2.1

Purchase and Sale Agreement, dated as of June 16, 2022 by and among Lucid Energy Group II Holdings, LLC, Lasso Acquiror LLC and Lucid Energy Group II LLC (incorporated by reference to Exhibit 2.1 to Targa Resources Corp.’s Current Report on Form 8-K filed June 17, 2022 (File No. 001-34991)).

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

3.4

Second Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed on May 5, 2022 (File No. 001-34991)).

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

4.3

First Supplemental Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.4	Form of Notes (included in Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.5

Third Supplemental Indenture, dated as of July 7, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.6	Form of Notes (included in Exhibit 4.6 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

10.1*

Supplemental Indenture dated June 17, 2022 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.2*

Supplemental Indenture dated June 17, 2022 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

Number	Description

10.3*

Supplemental Indenture dated June 17, 2022 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.4*

Supplemental Indenture dated June 17, 2022 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.5*

Supplemental Indenture dated June 17, 2022 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.6

Second Supplemental Indenture dated as of June 22, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Targa Resources Corp.’s Post-Effective Amendment No. 1 to Form S-3 filed June 22, 2022 (Registration No. 333-263730)).

10.7

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

10.8

Term Loan Agreement, dated as of July 12, 2022, among Targa Resources Corp., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 12, 2022 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: August 4, 2022	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)