Form 10-Q
period 2022-09-30
Targa Resources Corp.
filed 2022-11-03
CIK 1389170

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, there were 226,375,387 shares of the registrant’s common stock, $0.001 par value, outstanding.

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
•
our ability to access the capital markets, which will depend on general market conditions, our credit ratings and debt obligations, and demand for our common equity, senior notes and commercial paper;
•
the impact of outbreaks of illnesses, pandemics or any other public health crises;
•
commodity price volatility due to ongoing or new global conflicts;
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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$192.9	$158.5
Trade receivables, net of allowances of $2.2 million and $0.1 million at September 30, 2022 and December 31, 2021	1,534.9	1,331.9
Inventories	471.3	153.4
Assets from risk management activities	185.8	43.1
Other current assets	112.4	82.9
Total current assets	2,497.3	1,769.8
Property, plant and equipment, net	13,716.4	11,667.7
Intangible assets, net	2,839.7	1,094.8
Long-term assets from risk management activities	50.2	7.7
Investments in unconsolidated affiliates	136.4	586.5
Other long-term assets	149.9	81.7
Total assets	$19,389.9	$15,208.2

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,806.4	$1,402.3
Accrued liabilities	293.7	272.2
Distributions payable	25.2	64.5
Interest payable	100.9	138.5
Liabilities from risk management activities	401.0	258.2
Current debt obligations	766.5	162.8
Total current liabilities	3,393.7	2,298.5
Long-term debt	10,431.3	6,434.4
Long-term liabilities from risk management activities	165.1	109.3
Deferred income taxes, net	301.4	136.0
Other long-term liabilities	367.0	301.6
Contingencies (see Note 14)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, zero and 919,300 shares issued and outstanding as of September 30, 2022 and December 31, 2021), net of discount (see Note 9)	—	749.7
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of September 30, 2022 and December 31, 2021)	0.2	0.2
Issued Outstanding
September 30, 2022 237,684,682 226,257,924
December 31, 2021 236,105,293 228,221,122
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, zero shares issued and outstanding)	—	—
Additional paid-in capital	3,767.8	4,268.9
Retained earnings (deficit)	(944.8)	(1,822.3)
Accumulated other comprehensive income (loss)	(6.7)	(230.9)
Treasury stock, at cost (11,426,758 shares as of September 30, 2022 and 7,884,171 shares as of December 31, 2021)	(432.0)	(204.1)
Total Targa Resources Corp. stockholders' equity	2,384.5	2,011.8
Noncontrolling interests	2,346.9	3,166.9
Total owners' equity	4,731.4	5,178.7
Total liabilities, Series A Preferred Stock and owners' equity	$19,389.9	$15,208.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$4,800.3	$4,118.1	$14,990.7	$10,577.3
Fees from midstream services	559.8	341.6	1,384.3	930.9
Total revenues	5,360.1	4,459.7	16,375.0	11,508.2
Costs and expenses:
Product purchases and fuel	4,306.3	3,614.7	13,557.8	9,159.8
Operating expenses	261.3	189.4	660.6	545.3
Depreciation and amortization expense	287.2	222.8	766.2	650.9
General and administrative expense	79.1	67.3	217.2	192.4
Other operating (income) expense	(3.8)	(1.0)	(4.4)	3.4
Income (loss) from operations	430.0	366.5	1,177.6	956.4
Other income (expense):
Interest expense, net	(125.8)	(91.0)	(300.5)	(284.2)
Equity earnings (loss)	1.7	14.3	8.7	38.9
Gain (loss) from financing activities	—	—	(49.6)	(16.6)
Gain (loss) from sale of equity method investment	—	—	435.9	—
Other, net	(14.6)	0.2	(14.6)	0.3
Income (loss) before income taxes	291.3	290.0	1,257.5	694.8
Income tax (expense) benefit	(12.0)	(2.0)	(122.0)	(23.5)
Net income (loss)	279.3	288.0	1,135.5	671.3
Less: Net income (loss) attributable to noncontrolling interests	86.2	105.8	258.0	286.5
Net income (loss) attributable to Targa Resources Corp.	193.1	182.2	877.5	384.8
Premium on repurchase of noncontrolling interests, net of tax	—	—	53.1	—
Dividends on Series A Preferred Stock	—	21.8	30.0	65.5
Deemed dividends on Series A Preferred Stock	—	—	215.5	—
Net income (loss) attributable to common shareholders	$193.1	$160.4	$578.9	$319.3

Net income (loss) per common share - basic	$0.85	$0.70	$2.54	$1.40
Net income (loss) per common share - diluted	$0.84	$0.66	$2.50	$1.38
Weighted average shares outstanding - basic	226.6	228.8	227.6	228.6
Weighted average shares outstanding - diluted	230.3	276.4	231.5	231.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2022			2021
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$279.3			$288.0
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$225.4	$(50.4)	175.0	$(294.7)	$71.2	(223.5)
Settlements reclassified to revenues	121.7	(27.0)	94.7	100.4	(24.6)	75.8
Other comprehensive income (loss)	347.1	(77.4)	269.7	(194.3)	46.6	(147.7)
Comprehensive income (loss)			549.0			140.3
Less: Comprehensive income (loss) attributable to noncontrolling interests			86.2			105.8
Comprehensive income (loss) attributable to Targa Resources Corp.			$462.8			$34.5

	Nine Months Ended September 30,
	2022			2021
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$1,135.5			$671.3
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(136.7)	$30.5	(106.2)	$(698.9)	$167.1	(531.8)
Settlements reclassified to revenues	425.2	(94.8)	330.4	303.8	(72.3)	231.5
Other comprehensive income (loss)	288.5	(64.3)	224.2	(395.1)	94.8	(300.3)
Comprehensive income (loss)			1,359.7			371.0
Less: Comprehensive income (loss) attributable to noncontrolling interests			258.0			286.5
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,101.7			$84.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2022	227,062	$0.2	$3,834.4	$(1,137.9)	$(276.4)	10,142	$(350.4)	$2,331.0	$4,400.9
Compensation on equity grants	—	—	14.4	—	—	—	—	—	14.4
Distribution equivalent rights	—	—	(1.7)	—	—	—	—	—	(1.7)
Shares issued under compensation program	481	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(128)	—	—	—	—	128	(8.6)	—	(8.6)
Repurchases of common stock	(1,157)	—	—	—	—	1,157	(73.0)	—	(73.0)
Common stock dividends
Dividends - $0.35 per share	—	—	—	(79.3)	—	—	—	—	(79.3)
Dividends in excess of retained earnings	—	—	(79.3)	79.3	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75.2)	(75.2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.9	4.9
Other comprehensive income (loss)	—	—	—	—	269.7	—	—	—	269.7
Net income (loss)	—	—	—	193.1	—	—	—	86.2	279.3
Balance, September 30, 2022	226,258	$0.2	$3,767.8	$(944.8)	$(6.7)	11,427	$(432.0)	$2,346.9	$4,731.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2021	228,655	$0.2	$4,330.8	$(1,690.9)	$(294.4)	7,016	$(159.5)	$3,210.3	$5,396.5	$749.7
Compensation on equity grants	—	—	14.7	—	—	—	—	—	14.7	—
Distribution equivalent rights	—	—	(1.1)	—	—	—	—	—	(1.1)	—
Shares issued under compensation program	416	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(108)	—	—	—	—	108	(4.5)	—	(4.5)	—
Series A Preferred Stock dividends
Dividends - $23.75 per share	—	—	—	(21.8)	—	—	—	—	(21.8)	—
Dividends in excess of retained earnings	—	—	(21.8)	21.8	—	—	—	—	—	—
Common stock dividends
Dividends - $0.10 per share	—	—	—	(22.9)	—	—	—	—	(22.9)	—
Dividends in excess of retained earnings	—	—	(22.9)	22.9	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(110.4)	(110.4)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.1	9.1	—
Other comprehensive income (loss)	—	—	—	—	(147.7)	—	—	—	(147.7)	—
Net income (loss)	—	—	—	182.2	—	—	—	105.8	288.0	—
Balance, September 30, 2021	228,963	$0.2	$4,299.7	$(1,508.7)	$(442.1)	7,124	$(164.0)	$3,214.8	$5,399.9	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7
Compensation on equity grants	—	—	41.8	—	—	—	—	—	41.8	—
Distribution equivalent rights	—	—	(5.2)	—	—	—	—	—	(5.2)	—
Shares issued under compensation program	1,580	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(526)	—	—	—	—	526	(31.1)	—	(31.1)	—
Repurchases of common stock	(3,017)	—	—	—	—	3,017	(196.8)	—	(196.8)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(30.0)	—	—	—	—	(30.0)	—
Dividends in excess of retained earnings	—	—	(30.0)	30.0	—	—	—	—	—	—
Deemed dividends - redemption of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $1.05 per share	—	—	—	(239.1)	—	—	—	—	(239.1)	—
Dividends in excess of retained earnings	—	—	(239.1)	239.1	—	—	—	—	—	—
Redemption of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(234.0)	(234.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13.9	13.9	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.1)	—	—	—	—	(857.9)	(911.0)	—
Other comprehensive income (loss)	—	—	—	—	224.2	—	—	—	224.2	—
Net income (loss)	—	—	—	877.5	—	—	—	258.0	1,135.5	—
Balance, September 30, 2022	226,258	$0.2	$3,767.8	$(944.8)	$(6.7)	11,427	$(432.0)	$2,346.9	$4,731.4	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	44.6	—	—	—	—	—	44.6	—
Distribution equivalent rights	—	—	(2.4)	—	—	—	—	—	(2.4)	—
Shares issued under compensation program	1,294	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(393)	—	—	—	—	393	(13.1)	—	(13.1)	—
Series A Preferred Stock dividends
Dividends - $71.25 per share	—	—	—	(65.5)	—	—	—	—	(65.5)	—
Dividends in excess of retained earnings	—	—	(65.5)	65.5	—	—	—	—	—	—
Common stock dividends
Dividends - $0.30 per share	—	—	—	(68.6)	—	—	—	—	(68.6)	—
Dividends in excess of retained earnings	—	—	(68.6)	68.6	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(334.2)	(334.2)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13.2	13.2	—
Other comprehensive income (loss)	—	—	—	—	(300.3)	—	—	—	(300.3)	—
Net income (loss)	—	—	—	384.8	—	—	—	286.5	671.3	—
Balance, September 30, 2021	228,963	$0.2	$4,299.7	$(1,508.7)	$(442.1)	7,124	$(164.0)	$3,214.8	$5,399.9	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,135.5	$671.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	7.2	7.8
Compensation on equity grants	41.8	44.6
Depreciation and amortization expense	766.2	650.9
(Gain) loss on sale or disposition of assets	(8.1)	(1.7)
Write-downs of assets	3.7	5.0
Accretion of asset retirement obligations	3.5	3.0
Deferred income tax expense (benefit)	116.4	21.5
Equity (earnings) loss of unconsolidated affiliates	(8.7)	(38.9)
Distributions of earnings received from unconsolidated affiliates	11.0	64.5
Risk management activities	295.0	55.6
(Gain) loss from financing activities	49.6	16.6
(Gain) loss from sale of equity method investment	(435.9)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	79.4	(359.8)
Inventories	(320.5)	(128.0)
Accounts payable, accrued liabilities and other liabilities	144.8	839.1
Interest payable	(37.6)	(52.7)
Net cash provided by operating activities	1,843.3	1,798.8
Cash flows from investing activities
Outlays for property, plant and equipment	(815.4)	(321.6)
Outlays for business acquisition, net of cash acquired	(3,514.8)	—
Outlays for asset acquisition, net of cash acquired	(203.7)	—
Proceeds from sale of assets	18.3	7.9
Investments in unconsolidated affiliates	(1.5)	(0.6)
Proceeds from sale of equity method investment	857.0	—
Return of capital from unconsolidated affiliates	12.5	14.5
Other, net	—	0.2
Net cash provided by (used in) investing activities	(3,647.6)	(299.6)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	5,305.0	620.0
Repayments of credit facilities	(4,755.0)	(1,455.0)
Proceeds from borrowings of commercial paper notes	8,584.8	—
Repayments of commercial paper notes	(7,952.8)	—
Proceeds from borrowings under term loan facility	1,500.0	—
Proceeds from borrowings under accounts receivable securitization facility	1,180.0	570.0
Repayments of accounts receivable securitization facility	(580.0)	(580.0)
Proceeds from issuance of senior notes	2,741.4	1,000.0
Redemption of senior notes	(1,473.2)	(1,132.0)
Principal payments of finance leases	(10.8)	(9.4)
Costs incurred in connection with financing arrangements	(44.4)	(9.6)
Repurchase of shares	(227.9)	(13.1)
Contributions from noncontrolling interests	13.9	13.2
Distributions to noncontrolling interests	(252.0)	(377.3)
Repurchase of noncontrolling interests	(926.3)	—
Redemption of Series A Preferred Stock	(965.2)	—
Dividends paid to common and Series A Preferred shareholders	(298.8)	(140.2)
Net cash provided by (used in) financing activities	1,838.7	(1,513.4)
Net change in cash and cash equivalents	34.4	(14.2)
Cash and cash equivalents, beginning of period	158.5	242.8
Cash and cash equivalents, end of period	$192.9	$228.6

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

In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or “TRGP” are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership”. Targa consolidated the Partnership and its subsidiaries under GAAP, and prepared accompanying consolidated financial statements under the rules and regulations of the SEC. Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

•
the inclusion of the TRGP senior revolving credit facility and term loan facility;
•
the inclusion of the TRGP senior notes;
•
the inclusion of the TRGP commercial paper notes;
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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2022.

Recently issued accounting pronouncements not yet adopted

Supplier Finance Programs

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). Amendments in this update require annual and interim disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments do not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the rollforward requirements, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the effect of these amendments on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

Revenue Contract Assets and Liabilities Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Amendments in this update require application of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. However, an entity that elects to early adopt must apply the amendments to all business combinations that occurred during the fiscal year that includes the interim period. We early adopted the amendments on April 1, 2022 and have applied them to business combinations in 2022 and thereafter. We applied the amendments to the Delaware Basin Acquisition, as defined in Note 4 – Joint Ventures, Acquisitions and Divestitures, by recognizing contract liabilities from contracts with customers in accordance with ASC 606.

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

Acquisitions

South Texas Acquisition

In April 2022, we completed the acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “South Texas Acquisition”), subject to customary closing adjustments. We expect to make a final closing adjustment payment of approximately $1.5 million in the fourth quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and have been prospectively consolidated beginning in the second quarter of 2022. We accounted for the purchase as an asset acquisition and have capitalized $1.8 million of acquisition-related costs and assumed liabilities of $1.8 million as components of the cost of assets acquired. We allocated $28.1 million to our purchase of Southcross’ interest in the two operated joint ventures for purposes of consolidation and $169.7 million, $3.9 million and $5.3 million of the residual cost to property, plant and equipment, current assets and liabilities, net and other non-current assets, respectively.

Delaware Basin Acquisition

On July 29, 2022, we completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”), subject to customary closing adjustments. We funded the acquisition with (i) $1.5 billion in proceeds drawn under our Term Loan Agreement with Mizuho Bank, Ltd. (“Mizuho”) as the Administrative Agent and a lender, and other lenders party thereto (the “Term Loan Facility”), (ii) $750.0 million in aggregate principal amount of our 5.200% Senior Notes due 2027 (the “5.200% Notes”) and $500.0 million in aggregate principal amount of our 6.250% Senior Notes due 2052 (the “6.250% Notes”) pursuant to an underwritten public offering that closed in July 2022 and (iii) $800.0 million drawn on our $2.75 billion TRGP revolving credit facility (the “TRGP Revolver”). We recorded $16.9 million of debt issuance costs related to the Term Loan Facility, the 5.200% Notes and the 6.250% Notes in our Consolidated Balance Sheets. See Note 7 – Debt Obligations for further details on our financing activities.

The assets acquired in the Delaware Basin Acquisition provide natural gas gathering, treating, and processing services in the Delaware Basin, through owning and operating approximately 1,050 miles of natural gas pipelines and approximately 1.4 billion cubic feet per day (“Bcf/d”) of cryogenic natural gas processing capacity primarily in Eddy and Lea counties of New Mexico. The Delaware Basin Acquisition assets increase our footprint in the Delaware Basin and are integrated into our Permian Delaware operations.

The Delaware Basin Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations from estimates and assumptions that management believes are reasonable; however, management’s estimates and assumptions are subject to change upon the completion of the final valuations or as information necessary to complete the fair value analysis is obtained. The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), expectations regarding customer contracts and relationships, tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 13 – Fair Value Measurements. These inputs require judgments and estimates at the time of valuation. We are in the process of finalizing valuations related to property, plant and equipment and identifiable intangible assets. The final valuation will be completed no later than one year from the acquisition date.

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed (in millions):

Cash and cash equivalents	$9.9
Trade receivables, net of allowances (1)	210.2
Other current assets	6.5
Property, plant and equipment, net	1,678.8
Intangible assets, net	1,881.6
Other long-term assets	57.3
Current liabilities	(237.3)
Other long-term liabilities	(100.8)
Purchase price	$3,506.2

(1)
The fair value of the assets acquired includes trade receivables of $210.2 million. The gross amount due under contract was $212.9 million, of which $2.7 million was expected to be uncollectible. Trade receivables, net of allowances, excludes $18.5 million that was due from Targa. We reflected this settlement of a preexisting relationship as a reduction of the purchase price in accordance with ASC 805.

The preliminary value of property, plant and equipment is determined using the cost approach and is primarily comprised of Gathering and Processing assets that will be depreciated on a straight-line basis over an estimated weighted-average useful life of 20 years. The associated useful lives of property, plant and equipment were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

The preliminary value of intangible assets is comprised of customer relationships, which represent estimated value of long-term contracts with customers, that will be amortized in a manner that closely resembles the expected benefit pattern of the intangible assets over an estimated useful life of 14 years. The associated useful lives of intangible assets were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

The results of operations attributable to the assets and liabilities acquired in the Delaware Basin Acquisition have been included in our consolidated financial statements as part of our Permian Delaware operations in our Gathering and Processing segment since the date of the acquisition. Revenue and Net Income attributable to the assets acquired for the period August 1, 2022 through September 30, 2022 were $104.0 million and $4.7 million, respectively. As of September 30, 2022, we had incurred $14.3 million of acquisition-related costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 as if the Delaware Basin Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$5,391.1	$4,595.2	$16,604.0	$11,869.4
Net income (loss)	288.2	242.4	1,087.9	514.9

The summarized unaudited pro forma information has been calculated after applying our accounting policies and reflects adjustments for the following:

•
Reflects depreciation and amortization based on the preliminary fair values of property, plant and equipment and intangible assets, respectively. Property, plant and equipment are depreciated utilizing a straight-line approach. Intangible assets are amortized in a manner that closely resembles their expected benefit pattern;
•
Excludes $14.3 million of acquisition-related costs incurred as of September 30, 2022 from pro forma net income for the three and nine months ended September 30, 2022. Pro forma net income for the three and nine months ended September 30, 2021 was adjusted to include those costs;
•
Excludes the impact of operations previously sold by Lucid, prior to Targa’s acquisition of Lucid;
•
Excludes the impact of historical activity between Targa and Lucid, prior to Targa’s acquisition of Lucid;
•
Excludes general and administrative expense related to Lucid’s former parent company, which Targa did not acquire;
•
Excludes amortization of interest expense and debt issuance costs associated with Lucid’s debt, which was not assumed by Targa;
•
Includes interest expense and debt issuance cost amortization associated with Targa’s borrowings to finance the Delaware Basin Acquisition; and
•
Reflects the income tax effects of the above pro forma adjustments.

Divestitures

In May 2022, we completed the sale of Targa GCX Pipeline LLC to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in the second quarter of 2022.

See Note 6 – Investments in Unconsolidated Affiliates for further discussion on South Texas Acquisition and GCX Sale.

Note 5 — Property, Plant and Equipment and Intangible Assets

	September 30, 2022	December 31, 2021	Estimated Useful Lives (In Years)
Gathering systems	$10,432.4	$9,318.2	5 to 20
Processing and fractionation facilities	7,425.4	6,388.8	5 to 25
Terminaling and storage facilities	1,342.1	1,313.8	5 to 25
Transportation assets	2,791.6	2,671.0	10 to 50
Other property, plant and equipment	357.1	340.9	3 to 50
Land	162.7	160.8	—
Construction in progress	657.4	347.0	—
Finance lease right-of-use assets	90.5	55.6	5 to 14
Property, plant and equipment	23,259.2	20,596.1
Accumulated depreciation, amortization and impairment	(9,542.8)	(8,928.4)
Property, plant and equipment, net	$13,716.4	$11,667.7

Intangible assets	4,379.3	2,642.9	10 to 20
Accumulated amortization and impairment	(1,539.6)	(1,548.1)
Intangible assets, net	$2,839.7	$1,094.8

During the three and nine months ended September 30, 2022, depreciation expense was $206.5 million and $629.5 million, respectively. During the three and nine months ended September 30, 2021, depreciation expense was $190.2 million and $552.7 million, respectively.

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability. There were no impairments of long-lived assets recorded for the nine months ended September 30, 2022 and 2021.

Intangible Assets

Intangible assets consist of customer relationships acquired in the Delaware Basin Acquisition, and customer contracts and customer relationships acquired in prior business combinations. The fair values of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Amortization expense attributable to these assets is recorded over the periods in which we benefit from services provided to customers.

The estimated annual amortization expense for intangible assets is approximately $243.8 million, $388.4 million, $376.3 million, $334.1 million and $283.9 million for each of the years 2022 through 2026, respectively.

The changes in our intangible assets are as follows:

September 30, 2022
Balance at December 31, 2021	$1,094.8
Additions from Delaware Basin Acquisition	1,881.6
Amortization	(136.7)
Balance at September 30, 2022	$2,839.7

Note 6 – Investments in Unconsolidated Affiliates

As of September 30, 2022, our investments in unconsolidated affiliates consist of the following:

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

In April 2022, we completed the South Texas Acquisition for $201.9 million, subject to customary closing adjustments. We expect to make a final closing adjustment payment of approximately $1.5 million in the fourth quarter of 2022. Prior to closing the South Texas Acquisition, we had two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford” and, together with T2 Lasalle, the “T2 Joint Ventures”). Following the closing of the South Texas Acquisition, we own 100% of the interest in the T2 Joint Ventures.

In May 2022, we completed the GCX Sale for $857.0 million. Prior to the GCX Sale, we owned a 25% non-operated ownership interest in GCX. Following the announcement of the GCX Sale in February 2022, we ceased recognizing equity earnings (loss) due to the terms of the sales agreement. As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in the second quarter of 2022.

See Note 4 – Joint Ventures, Acquisitions and Divestitures for further discussion of the T2 Joint Ventures and GCX.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2021	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at September 30, 2022
GCX	$421.0	$5.7	$(14.3)	$(412.4)	$—	$—
Little Missouri 4	98.1	4.3	(7.4)	—	—	95.0
GCF (1)	28.8	(2.4)	—	—	1.5	27.9
T2 Eagle Ford (2)	21.9	(0.6)	(0.8)	(20.5)	—	—
T2 LaSalle (2)	4.2	(0.3)	—	(3.9)	—	—
Cayenne	12.5	2.0	(1.0)	—	—	13.5
Total	$586.5	$8.7	$(23.5)	$(436.8)	$1.5	$136.4

(1)
Targa assumed operatorship of GCF in the first half of 2021.
(2)
Following the closing of the South Texas Acquisition in April 2022, the T2 Joint Ventures are 100% owned and consolidated by Targa.

Note 7 — Debt Obligations

	September 30, 2022	December 31, 2021
Current:
Partnership accounts receivable securitization facility, due September 2023 (1)	$750.0	$150.0
Finance lease liabilities	16.5	12.8
Current debt obligations	766.5	162.8

Long-term:
Term loan facility, variable rate, due July 2025	1,500.0	—
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	1,182.0	—
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	—
4.200% fixed rate, due February 2033	750.0	—
4.950% fixed rate, due April 2052	750.0	—
6.250% fixed rate, due July 2052	500.0	—
Unamortized discount	(8.5)	—
Senior unsecured notes issued by the Partnership: (3)
5.875% fixed rate, due April 2026 (4)	—	963.2
5.375% fixed rate, due February 2027 (5)	—	468.1
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	10,457.9	6,465.7
Debt issuance costs, net of amortization	(66.5)	(45.0)
Finance lease liabilities	39.9	13.7
Long-term debt	10,431.3	6,434.4
Total debt obligations	$11,197.8	$6,597.2
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$47.2	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility	—	71.3
	$47.2	$71.3

(1)
In September 2022, the Partnership amended the Securitization Facility to, among other things, increase the facility size from $400.0 million to $800.0 million and extend the facility termination date to September 1, 2023. As of September 30, 2022, the Partnership had $750.0 million of qualifying receivables under its $800.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $50.0 million of availability.
(2)
In February 2022, we entered into the TRGP Revolver which matures in February 2027, and terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). In July 2022, we established an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under our TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program. As of September 30, 2022, the TRGP Revolver had $550.0 million borrowings outstanding and the Commercial Paper Program had $632.0 million borrowings outstanding, resulting in approximately $1.5 billion of available liquidity, after accounting for outstanding letters of credit. As of December 31, 2021, we had no balance outstanding under the Previous TRGP Revolver or the Partnership Revolver.
(3)
As of February 2022, we guarantee all of the Partnership’s outstanding senior unsecured notes.
(4)
In April 2022, the Partnership redeemed all of the outstanding 5.875% Senior Notes due 2026 (the “5.875% Notes”).
(5)
In March 2022, the Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) with the available liquidity under the TRGP Revolver.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2022:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	1.5% - 4.7%	2.9%
Securitization Facility	1.1% - 3.8%	2.0%
Term Loan Facility	4.1% - 4.1%	4.1%

Compliance with Debt Covenants

As of September 30, 2022, we were in compliance with the covenants contained in our various debt agreements.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of September 30, 2022, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

Debt Obligations

Partnership’s Accounts Receivable Securitization Facility

In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR. In September 2022, the Partnership amended the Securitization Facility to, among other things, increase the facility size from $400.0 million to $800.0 million and extend the facility termination date to September 1, 2023.

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

Term Loan Facility

In July 2022, we entered into the Term Loan Facility. The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility. The Term Loan Facility matures in July 2025. We used the proceeds from the Term Loan Facility to fund a portion of the Delaware Basin Acquisition.

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

The Term Loan Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Term Loan Facility), determined as of the last day of each quarter for the four-fiscal-quarter-period ending on the date of determination, of no more than 5.50 to 1.00. For any four-fiscal-quarter-period during which a material acquisition or disposition occurs, the total leverage ratio will be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal-quarter-period.

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

Commercial Paper Program

In July 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. We maintain a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program as support. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver. The commercial paper notes are presented in Long-term debt on our Consolidated Balance Sheets.

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

In July 2022, we completed an underwritten public offering of the 5.200% Notes and the 6.250% Notes, resulting in net proceeds of approximately $1.2 billion. The 5.200% Notes and the 6.250% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 5.200% Notes and the 6.250% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Third Supplemental Indenture, dated as of July 7, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used the net proceeds from the issuance to fund a portion of the Delaware Basin Acquisition.

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

Contractual Obligations

The following table summarizes payment obligations as of September 30, 2022, for debt instruments after giving effect to the debt extinguishments detailed above:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (1)	$10,466.4	$—	$1,500.0	$2,637.2	$6,329.2
Interest on debt obligations (2)	4,870.7	524.6	1,049.3	882.0	2,414.8
	$15,337.1	$524.6	$2,549.3	$3,519.2	$8,744.0

(1)
Represents scheduled future maturities of consolidated debt obligations for the periods indicated.
(2)
Represents interest expense on debt obligations based on both fixed debt interest rates and prevailing September 30, 2022 rates for floating debt. During the preparation of the Company's third quarter 2022 consolidated financial statements, the Company identified an error related to the disclosure of future payment obligations for interest on debt. The Company does not believe this disclosure error is material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted the historical financial statements disclosures. As of March 31, 2022, the future payment obligations for interest on debt were $2,340.3 million in total, comprised of $347.2 million, $694.4 million, $637.5 million, and $661.2 million, for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. As of June 30, 2022, the future payment obligations for interest on debt were $3,496.8 million in total, comprised of $359.5 million, $719.0 million, $711.0 million, and $1,707.3 million, for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.

Note 8 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following:

	September 30, 2022	December 31, 2021
Deferred revenue	$197.1	$171.8
Asset retirement obligations	96.7	72.1
Operating lease liabilities	59.7	34.5
Other liabilities	13.5	23.2
Total long-term liabilities	$367.0	$301.6

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met.

Deferred revenue as of September 30, 2022 and December 31, 2021, was $197.1 million and $171.8 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. Deferred revenue also includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. See Note 14 – Contingencies.

Note 9 — Preferred Stock

Series A Preferred Redemption

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Our Series A Preferred bore a cumulative 9.5% fixed dividend payable at the end of each fiscal quarter. During the nine months ended September 30, 2022, we paid $51.8 million of dividends to preferred shareholders. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated.

Note 10 — Common Stock and Related Matters

Shelf Registration

In March 2022, we filed the March 2022 Shelf. The March 2022 Shelf will expire in March 2025. See Note 7 – Debt Obligations.

Common Stock Dividends

In January 2022, we declared an increase to our common dividend to $0.35 per common share or $1.40 per common share annualized effective for the fourth quarter of 2021.

The following table details the dividends declared and/or paid by us to common shareholders for the nine months ended September 30, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2022	November 15, 2022	$80.5	$79.2	$1.3	$0.35000
June 30, 2022	August 15, 2022	80.7	79.3	1.4	0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000
December 31, 2021	February 15, 2022	81.4	80.1	1.3	0.35000

(1)
Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 11 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$193.1	$182.2	$877.5	$384.8
Less: Premium on repurchase of noncontrolling interests, net of tax	—	—	53.1	—
Less: Dividends on Series A Preferred (1)	—	21.8	30.0	65.5
Less: Deemed dividends on Series A Preferred (1)	—	—	215.5	—
Net income (loss) attributable to common shareholders for basic earnings per share	$193.1	$160.4	$578.9	$319.3

Weighted average shares outstanding - basic	226.6	228.8	227.6	228.6
Dilutive effect of unvested stock awards	3.7	3.3	3.9	3.0
Dilutive effect of Series A Preferred (1)	—	44.3	—	—
Weighted average shares outstanding - diluted	230.3	276.4	231.5	231.6

Net income (loss) available per common share - basic	$0.85	$0.70	$2.54	$1.40
Net income (loss) available per common share - diluted	$0.84	$0.66	$2.50	$1.38

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted stock awards	—	—	—	0.3
Series A Preferred (1)	—	—	19.9	44.3

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

At September 30, 2022, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2022	2023	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	213,394	175,687	102,347	19,895	—	—
Natural Gas	Basis Swaps	MMBtu/d	452,989	425,247	280,000	244,267	55,000	10,000
NGL	Swaps	Bbl/d	48,617	43,115	20,350	2,480	—	—
NGL	Futures	Bbl/d	66,630	3,614	—	—	—	—
Condensate	Swaps	Bbl/d	6,547	6,427	3,089	427	—	—

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

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of September 30, 2022		Fair Value as of December 31, 2021
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$174.8	$(171.0)	$25.5	$(252.6)
	Long-term	47.4	(74.8)	6.2	(84.3)
Total derivatives designated as hedging instruments		$222.2	$(245.8)	$31.7	$(336.9)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$11.0	$(230.0)	$17.6	$(5.6)
	Long-term	2.8	(90.3)	1.5	(25.0)
Total derivatives not designated as hedging instruments		$13.8	$(320.3)	$19.1	$(30.6)
Total current position		$185.8	$(401.0)	$43.1	$(258.2)
Total long-term position		50.2	(165.1)	7.7	(109.3)
Total derivatives		$236.0	$(566.1)	$50.8	$(367.5)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2022	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$171.0	$(401.0)	$(26.7)	$13.7	$(270.4)
Counterparties without offsetting positions - assets	14.8	—	—	14.8	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	185.8	(401.0)	(26.7)	28.5	(270.4)
Long Term Position
Counterparties with offsetting positions or collateral	43.8	(165.1)	14.0	16.2	(123.5)
Counterparties without offsetting positions - assets	6.4	—	—	6.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	50.2	(165.1)	14.0	22.6	(123.5)
Total Derivatives
Counterparties with offsetting positions or collateral	214.8	(566.1)	(12.7)	29.9	(393.9)
Counterparties without offsetting positions - assets	21.2	—	—	21.2	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$236.0	$(566.1)	$(12.7)	$51.1	$(393.9)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$39.2	$(241.9)	$5.0	$0.3	$(198.0)
Counterparties without offsetting positions - assets	3.9	—	—	3.9	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	43.1	(258.2)	5.0	4.2	(214.3)
Long Term Position
Counterparties with offsetting positions or collateral	7.4	(95.1)	3.1	—	(84.6)
Counterparties without offsetting positions - assets	0.3	—	—	0.3	—
Counterparties without offsetting positions - liabilities	—	(14.2)	—	—	(14.2)
	7.7	(109.3)	3.1	0.3	(98.8)
Total Derivatives
Counterparties with offsetting positions or collateral	46.6	(337.0)	8.1	0.3	(282.6)
Counterparties without offsetting positions - assets	4.2	—	—	4.2	—
Counterparties without offsetting positions - liabilities	—	(30.5)	—	—	(30.5)
	$50.8	$(367.5)	$8.1	$4.5	$(313.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association (“ISDA”) agreements, which govern the key terms with our counterparties. Our ISDA agreements contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of September 30, 2022, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of ($392.3) million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of September 30, 2022, we would be required to post $77.4 million of collateral to certain counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of ($330.1) million as of September 30, 2022. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2022	2021	2022	2021
Commodity contracts	$225.4	$(294.7)	$(136.7)	$(698.9)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2022	2021	2022	2021
Revenues	$(121.7)	$(100.4)	$(425.2)	$(303.8)

Based on valuations as of September 30, 2022, we expect to reclassify commodity hedge-related deferred losses of ($15.5) million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2025, with $11.8 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and nine months ended September 30, 2022, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2022	2021	2022	2021
Commodity contracts	Revenue	$(121.5)	$16.7	$(317.5)	$(24.8)

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2022, a net liability position of ($330.1) million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of ($556.2) million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of ($103.8) million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our long-term debt as follows:

•
the TRGP Revolver, commercial paper notes, Securitization Facility and Term Loan Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•
the TRGP senior unsecured notes and the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	September 30, 2022
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$230.5	$230.5	$—	$230.5	$—
Liabilities from commodity derivative contracts (1)	560.6	560.6	—	560.6	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	192.9	192.9	—	—	—
TRGP Revolver and Commercial Paper Program	1,182.0	1,182.0	—	1,182.0	—
TRGP Senior unsecured notes	2,741.5	2,386.8	—	2,386.8	—
Term Loan Facility	1,500.0	1,500.0	—	1,500.0	—
Partnership's Senior unsecured notes	5,034.4	4,564.4	—	4,564.4	—
Securitization Facility	750.0	750.0	—	750.0	—

	December 31, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$46.6	$46.6	$—	$46.6	$—
Liabilities from commodity derivative contracts (1)	363.3	363.3	—	363.3	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	158.5	158.5	—	—	—
Partnership's Senior unsecured notes	6,465.7	6,924.5	—	6,924.5	—
Securitization Facility	150.0	150.0	—	150.0	—

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

Additional Information Regarding Level 3 Fair Value Measurements Included on Our Consolidated Balance Sheets

We report certain of our swaps and option contracts at fair value using Level 3 inputs due to such derivatives not having observable market prices or implied volatilities for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. As of September 30, 2022 and December 31, 2021, we had no derivative contracts categorized as Level 3.

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award to the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We are in the process of preparing our further appeal to the Supreme Court of Texas. The cumulative amount of interest on the award through September 30, 2022, if accrued, would have been approximately $39.6 million.

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

	2022	2023	2024 and after
Fixed consideration to be recognized as of September 30, 2022	$117.7	$432.6	$2,573.6

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

As of September 30, 2022, our valuation allowance was $99.1 million, a decrease of $111.5 million from December 31, 2021. After the change in valuation allowance, we have a net deferred tax liability of $301.4 million.

As we achieve sustained profitability, increased consideration will be given to projections of future taxable income to determine whether such projections provide an adequate source of taxable income for the realization of our deferred tax assets and may result in a change to our valuation allowance in the next twelve months. We will continue to evaluate the valuation allowance based on current and expected earnings and other factors and adjust accordingly.

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

Note 17 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Cash:
Interest paid, net of capitalized interest (1)	$332.6	$327.8
Income taxes (received) paid, net	1.1	1.2
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$(40.1)	$(7.5)
Transfers from materials and supplies inventory to property, plant and equipment	—	2.4
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(18.0)	$(43.1)

(1)
Interest capitalized on major projects was $9.5 million and $2.7 million for the nine months ended September 30, 2022 and 2021.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$180.7	$4,731.8	$(112.2)	$—	$4,800.3
Fees from midstream services	382.0	177.8	—	—	559.8
	562.7	4,909.6	(112.2)	—	5,360.1
Intersegment revenues
Sales of commodities	2,768.2	160.7	—	(2,928.9)	—
Fees from midstream services	0.3	11.6	—	(11.9)	—
	2,768.5	172.3	—	(2,940.8)	—
Revenues	$3,331.2	$5,081.9	$(112.2)	$(2,940.8)	$5,360.1
Operating margin (1)	$564.6	$340.2	$(112.2)
Other financial information:
Total assets (2)	$12,126.3	$7,067.6	$1.5	$194.5	$19,389.9
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$222.0	$139.1	$—	$8.0	$369.1

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

	Nine Months Ended September 30, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$577.0	$14,708.6	$(294.9)	$—	$14,990.7
Fees from midstream services	844.2	540.1	—	—	1,384.3
	1,421.2	15,248.7	(294.9)	—	16,375.0
Intersegment revenues
Sales of commodities	7,455.4	416.5	—	(7,871.9)	—
Fees from midstream services	0.1	34.3	—	(34.4)	—
	7,455.5	450.8	—	(7,906.3)	—
Revenues	$8,876.7	$15,699.5	$(294.9)	$(7,906.3)	$16,375.0
Operating margin (1)	$1,437.0	$1,014.6	$(294.9)
Other financial information:
Total assets (2)	$12,126.3	$7,067.6	$1.5	$194.5	$19,389.9
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$551.7	$206.9	$—	$16.7	$775.3

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

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$1,748.1	$916.1	$4,244.1	$2,371.3
NGL	3,145.4	3,185.0	11,048.3	8,278.4
Condensate and crude oil	150.0	100.7	441.0	256.2
	5,043.5	4,201.8	15,733.4	10,905.9
Non-customer revenue:
Derivative activities - Hedge	(121.7)	(100.4)	(425.2)	(303.8)
Derivative activities - Non-hedge (1)	(121.5)	16.7	(317.5)	(24.8)
	(243.2)	(83.7)	(742.7)	(328.6)
Total sales of commodities	4,800.3	4,118.1	14,990.7	10,577.3

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	376.4	201.3	829.6	485.7
NGL transportation, fractionation and services	82.3	45.8	215.1	138.5
Storage, terminaling and export	82.5	87.7	285.3	273.1
Other	18.6	6.8	54.3	33.6
Total fees from midstream services	559.8	341.6	1,384.3	930.9

Total revenues	$5,360.1	$4,459.7	$16,375.0	$11,508.2

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$564.6	$361.4	$1,437.0	$938.2
Logistics and Transportation operating margin	340.2	280.7	1,014.6	920.5
Other operating margin	(112.2)	13.5	(294.9)	(55.6)
Depreciation and amortization expense	(287.2)	(222.8)	(766.2)	(650.9)
General and administrative expense	(79.1)	(67.3)	(217.2)	(192.4)
Interest expense, net	(125.8)	(91.0)	(300.5)	(284.2)
Equity earnings (loss)	1.7	14.3	8.7	38.9
Gain (loss) on sale or disposition of assets	6.5	1.5	8.1	1.7
Write-down of assets	(2.7)	(0.5)	(3.7)	(5.0)
Gain (loss) from financing activities	—	—	(49.6)	(16.6)
Gain (loss) from sale of equity method investment	—	—	435.9	—
Other, net	(14.7)	0.2	(14.7)	0.2
Income (loss) before income taxes	$291.3	$290.0	$1,257.5	$694.8

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

Recent Developments

Permian Midland Processing Expansions

In August 2021, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy plant”). The Legacy plant commenced operations in the third quarter of 2022.

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

Permian Delaware Processing Expansions

In February 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Midway plant”). The Midway plant is expected to begin operations in the second quarter of 2023. In conjunction with the commencement of operations of the Midway plant, we expect to idle the Sand Hills plant.

In July 2022, we acquired a 230 MMcf/d cryogenic natural gas processing plant, which was under construction at the time of acquisition, in Permian Delaware (the "Red Hills VI plant") as part of our acquisition of certain assets in the Delaware Basin. The Red Hills VI plant commenced operations at the end of the third quarter of 2022.

In November 2022, in response to increasing production and to meet the infrastructure needs of producers, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Wildcat II plant”). The Wildcat II plant is expected to begin operations in the first quarter of 2024.

Fractionation Expansion

In August 2022, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 9”). Train 9 is expected to begin operations in the second quarter of 2024.

NGL Pipeline Expansion

In November 2022, we announced plans to construct a new NGL pipeline (the “Daytona NGL Pipeline”) as an addition to our common carrier Grand Prix NGL Pipeline system. The pipeline will transport NGLs from the Permian Basin and connect to the 30-inch diameter segment of our Grand Prix NGL Pipeline in North Texas, where volumes will be transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline will be supported by our volumes and other third-party customer volumes, and is expected to be in service by the end of 2024, at an estimated cost of approximately $650 million. Grand Prix Pipeline LLC (the "Grand Prix Joint Venture"), of which we own 75% and Blackstone Energy Partners owns 25%, will own the Daytona NGL Pipeline and each member will fund their respective share of the pipeline’s cost based on their ownership percentage. We are constructing and expect to operate the Daytona NGL Pipeline. We expect to fund the construction of the Daytona NGL Pipeline through the utilization of operating cash flows and available liquidity.

Capital Investments, Acquisitions and Divestitures

In January 2022, we completed the purchase of all of Stonepeak Infrastructure Partners’ (“Stonepeak”) interests in our development company joint ventures (“DevCo JVs”) for $926.3 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we own a 75% interest in the Grand Prix Joint Venture, a 100% interest in the Train 6 fractionator in Mont Belvieu, Texas and owned a 25% equity interest in Gulf Coast Express Pipeline (“GCX”), prior to the GCX Sale (as defined below) in February 2022. The DevCo JV Repurchase resulted in an $857.9 million reduction of Noncontrolling interests on our Consolidated Balance Sheets.

In April 2022, we completed the bolt-on acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “South Texas Acquisition”), subject to customary closing adjustments. We expect to make a final closing adjustment payment of approximately $1.5 million in the fourth quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and have been prospectively consolidated beginning in the second quarter of 2022.

In May 2022, we completed the sale of Targa GCX Pipeline LLC to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in the second quarter of 2022.

On July 29, 2022, we completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”), subject to customary closing adjustments.

The assets acquired in the Delaware Basin Acquisition provide natural gas gathering, treating, and processing services in the Delaware Basin, through owning and operating approximately 1,050 miles of natural gas pipelines and approximately 1.4 billion cubic feet per day (“Bcf/d”) of cryogenic natural gas processing capacity primarily in Eddy and Lea counties of New Mexico. The Delaware Basin Acquisition assets increase our footprint in and are integrated into our Permian Delaware operations.

For further details on our acquisitions and divestitures, see Note 4 - Joint Ventures, Acquisitions and Divestitures and Note 6 - Investments in Unconsolidated Affiliates to our Consolidated Financial Statements.

Common Share Repurchases and Preferred Stock Redemption

For the three months ended September 30, 2022, we repurchased 1,156,832 shares of our common stock at a weighted average price of $63.06 for a total net cost of $72.9 million. For the nine months ended September 30, 2022, we repurchased 3,016,556 shares of our common stock at a weighted average price of $65.23 for a total net cost of $196.8 million. There was $171.8 million remaining under our $500 million common share repurchase program as of September 30, 2022.

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

Financing Activities

In July 2022, we completed an underwritten public offering of (i) $750.0 million in aggregate principal amount of our 5.200% Senior Notes due 2027 (the “5.200% Notes”) and (ii) $500.0 million in aggregate principal amount of our 6.250% Senior Notes due 2052 (the “6.250% Notes”), resulting in net proceeds of approximately $1.2 billion. We used the net proceeds from the issuance to fund a portion of the Delaware Basin Acquisition.

In July 2022, we entered into the Term Loan Agreement with Mizuho Bank, Ltd. as the Administrative Agent and a lender, and other lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility. The Term Loan Facility matures in July 2025. We used the proceeds to fund a portion of the Delaware Basin Acquisition.

In July 2022, we established an unsecured commercial paper note program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. We maintain a minimum available borrowing capacity under the $2.75 billion TRGP revolving credit facility (the “TRGP Revolver”) equal to the aggregate amount outstanding under the Commercial Paper Program as support. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver.

In September 2022, we amended the Partnership’s accounts receivable securitization facility (the “Securitization Facility”) to, among other things, increase the facility size from $400.0 million to $800.0 million and extend the facility termination date to September 1, 2023.

For additional information about our recent debt-related transactions, see Note 7 - Debt Obligations to our Consolidated Financial Statements.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$193.1	$182.2	$877.5	$384.8
Interest (income) expense, net	125.8	91.0	300.5	284.2
Income tax expense (benefit)	12.0	2.0	122.0	23.5
Depreciation and amortization expense	287.2	222.8	766.2	650.9
(Gain) loss on sale or disposition of assets	(6.5)	(1.5)	(8.1)	(1.7)
Write-down of assets	2.7	0.5	3.7	5.0
(Gain) loss from financing activities (1)	—	—	49.6	16.6
(Gain) loss from sale of equity method investment	—	—	(435.9)	—
Transaction costs related to business acquisitions (2)	20.3	—	20.3	—
Equity (earnings) loss	(1.7)	(14.3)	(8.7)	(38.9)
Distributions from unconsolidated affiliates and preferred partner interests, net	2.4	28.2	21.7	88.4
Compensation on equity grants	14.4	14.7	41.8	44.6
Risk management activities	112.2	(12.6)	295.0	55.6
Noncontrolling interests adjustments (3)	6.7	(7.1)	15.2	(31.6)
Adjusted EBITDA	$768.6	$505.9	$2,060.8	$1,481.4
Interest expense on debt obligations (4)	(123.0)	(91.6)	(305.2)	(285.8)
Maintenance capital expenditures, net (5)	(49.4)	(29.6)	(126.8)	(72.9)
Cash taxes	(1.3)	(0.8)	(5.6)	(2.0)
Distributable Cash Flow	$594.9	$383.9	$1,623.2	$1,120.7
Growth capital expenditures, net (5)	(304.1)	(86.7)	(624.8)	(227.9)
Adjusted Free Cash Flow	$290.8	$297.2	$998.4	$892.8

(1)
Gains or losses on debt repurchases or early debt extinguishments.
(2)
Includes financial advisory, legal and other professional fees, and other one-time transaction costs.
(3)
Noncontrolling interest portion of depreciation and amortization expense.
(4)
Excludes amortization of interest expense.
(5)
Represents capital expenditures, net of contributions from noncontrolling interests and includes net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	(In millions)
Revenues:
Sales of commodities	$4,800.3	$4,118.1	$682.2	17%	$14,990.7	$10,577.3	$4,413.4	42%
Fees from midstream services	559.8	341.6	218.2	64%	1,384.3	930.9	453.4	49%
Total revenues	5,360.1	4,459.7	900.4	20%	16,375.0	11,508.2	4,866.8	42%
Product purchases and fuel	4,306.3	3,614.7	691.6	19%	13,557.8	9,159.8	4,398.0	48%
Operating expenses	261.3	189.4	71.9	38%	660.6	545.3	115.3	21%
Depreciation and amortization expense	287.2	222.8	64.4	29%	766.2	650.9	115.3	18%
General and administrative expense	79.1	67.3	11.8	18%	217.2	192.4	24.8	13%
Other operating (income) expense	(3.8)	(1.0)	(2.8)	280%	(4.4)	3.4	(7.8)	(229%)
Income (loss) from operations	430.0	366.5	63.5	17%	1,177.6	956.4	221.2	23%
Interest expense, net	(125.8)	(91.0)	(34.8)	38%	(300.5)	(284.2)	(16.3)	6%
Equity earnings (loss)	1.7	14.3	(12.6)	(88%)	8.7	38.9	(30.2)	(78%)
Gain (loss) from financing activities	—	—	—	—	(49.6)	(16.6)	(33.0)	199%
Gain (loss) from sale of equity method investment	—	—	—	—	435.9	—	435.9	100%
Other, net	(14.6)	0.2	(14.8)	NM	(14.6)	0.3	(14.9)	NM
Income tax (expense) benefit	(12.0)	(2.0)	(10.0)	NM	(122.0)	(23.5)	(98.5)	NM
Net income (loss)	279.3	288.0	(8.7)	(3%)	1,135.5	671.3	464.2	69%
Less: Net income (loss) attributable to noncontrolling interests	86.2	105.8	(19.6)	(19%)	258.0	286.5	(28.5)	(10%)
Net income (loss) attributable to Targa Resources Corp.	193.1	182.2	10.9	6%	877.5	384.8	492.7	128%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	53.1	—	53.1	100%
Dividends on Series A Preferred Stock	—	21.8	(21.8)	(100%)	30.0	65.5	(35.5)	(54%)
Deemed dividends on Series A Preferred Stock	—	—	—	—	215.5	—	215.5	100%
Net income (loss) attributable to common shareholders	$193.1	$160.4	$32.7	20%	$578.9	$319.3	$259.6	81%
Financial data:
Adjusted EBITDA (1)	$768.6	$505.9	$262.7	52%	$2,060.8	$1,481.4	$579.4	39%
Distributable cash flow (1)	594.9	383.9	211.0	55%	1,623.2	1,120.7	502.5	45%
Adjusted free cash flow (1)	290.8	297.2	(6.4)	(2%)	998.4	892.8	105.6	12%

(1)
Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful or material.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The increase in commodity sales reflects higher natural gas and condensate prices ($867.5 million) and higher NGL and natural gas volumes ($110.3 million), partially offset by lower NGL prices ($132.7 million) and the unfavorable impact of hedges ($159.7 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees including the impact of the acquisition of certain assets in the Delaware Basin, and transportation and fractionation fees, partially offset by lower export volumes.

The increase in product purchases and fuel reflects higher natural gas and condensate prices and higher NGL and natural gas volumes, partially offset by lower NGL prices.

The increase in operating expenses is due to higher compensation and benefits, maintenance and rental costs primarily due to increased activity, system expansions, the acquisition of certain assets in the Delaware Basin and South Texas and inflation.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the acquisition of certain assets in the Delaware Basin and the shortening of depreciable lives of certain assets that have been, or will be, idled, partially offset by a lower depreciable base associated with assets that were impaired during the fourth quarter of 2021.

The increase in general and administrative expense is primarily due to higher compensation and benefits, insurance costs and professional fees.

The increase in interest expense, net is primarily due to higher net borrowings, partially offset by higher capitalized interest resulting from higher growth capital investments.

The decrease in equity earnings is primarily due to the GCX Sale, partially offset by lower losses resulting from the purchase of our remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates. See Note 4 – Joint Ventures, Acquisitions and Divestitures to our Consolidated Financial Statements for further discussion.

The increase in income tax expense is primarily due to a lower return-to-provision benefit in 2022 compared to 2021.

The decrease in net income (loss) attributable to noncontrolling interests is primarily due to the DevCo JV Repurchase, partially offset by accretion of noncontrolling interests in certain joint ventures in WestTX and higher income allocated to noncontrolling interest holders in the Grand Prix Joint Venture.

The decrease in dividends on Series A Preferred is due to the full redemption of all of our issued and outstanding shares of Series A Preferred during 2022. See Note 9 – Preferred Stock for further discussion.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The increase in commodity sales reflects higher NGL, natural gas and condensate prices ($4,224.4 million) and higher NGL and natural gas volumes ($611.7 million), partially offset by the unfavorable impact of hedges ($414.1 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees including the impact of the acquisition of certain assets in the Delaware Basin, transportation and fractionation fees and export volumes.

The increase in product purchases and fuel reflects higher NGL, natural gas and condensate prices and higher NGL and natural gas volumes.

The increase in operating expenses is due to higher maintenance, compensation and benefits, and rental costs primarily due to increased activity, system expansions, the acquisition of certain assets in the Delaware Basin and South Texas and inflation, partially offset by the impact of a major winter storm that affected regions across Texas, New Mexico, Oklahoma and Louisiana during the first quarter of 2021.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the acquisition of certain assets in South Texas and the Delaware Basin, shortening of the depreciable lives of certain assets that have been, or will be, idled and impact of system expansions on our asset base, partially offset by a lower depreciable base associated with assets that were impaired during the fourth quarter of 2021.

The increase in general and administrative expense is primarily due to higher compensation and benefits, insurance costs and professional fees.

The increase in interest expense, net is primarily due to higher net borrowings and higher non-cash interest expense related to an increase in the mandatorily redeemable preferred interest liability, partially offset by change in fair value of the mandatorily redeemable preferred interest, higher capitalized interest resulting from higher growth capital investments and lower commitment fees.

The decrease in equity earnings is primarily due to the GCX Sale and lower earnings from our investment in Little Missouri 4 LLC, partially offset by lower losses resulting from the purchase of our remaining interests in the two operated joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and lower losses from Gulf Coast Fractionators. See Note 4 – Joint Ventures, Acquisitions and Divestitures to our Consolidated Financial Statements for further discussion.

During 2022, we terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). In addition, the Partnership redeemed the 5.375% Senior Notes due 2027 and the 5.875% Senior Notes due 2026. These transactions resulted in a net loss from financing activities. During 2021, the Partnership redeemed its 5.125% Senior Notes due 2025 and the 4.250% Senior Notes due 2023. In addition, Targa Pipeline Partners LP redeemed its 4.750% Senior Notes due 2021 and the 5.875% Senior Notes due 2023. These transactions resulted in a net loss from financing activities. See Note 7 – Debt Obligations for further discussion.

During 2022, we completed the GCX Sale resulting in a gain from sale of an equity method investment. See Note 4 – Joint Ventures, Acquisitions and Divestitures for further discussion.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a larger release of the valuation allowance in 2022 compared to 2021.

The decrease in net income (loss) attributable to noncontrolling interests is primarily due to the DevCo JV Repurchase, partially offset by accretion of noncontrolling interests in certain joint ventures in WestTX and higher income allocated to noncontrolling interests holders in the Grand Prix Joint Venture, Centrahoma Processing, LLC, Carnero Joint Venture and Venice Energy Services, L.L.C.

The decrease in dividends on Series A Preferred is due to the full redemption of all of our issued and outstanding shares of Series A Preferred during 2022. See Note 9 – Preferred Stock for further discussion.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
September 30, 2022	$564.6	$340.2	$(112.2)
September 30, 2021	361.4	280.7	13.5

Nine Months Ended:
September 30, 2022	$1,437.0	$1,014.6	$(294.9)
September 30, 2021	938.2	920.5	(55.6)

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	(In millions, except operating statistics and price amounts)
Operating margin	$564.6	$361.4	$203.2	56%	$1,437.0	$938.2	$498.8	53%
Operating expenses	176.6	122.8	53.8	44%	434.5	343.1	91.4	27%
Adjusted operating margin	$741.2	$484.2	$257.0	53%	$1,871.5	$1,281.3	$590.2	46%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2),(3)
Permian Midland (4)	2,307.2	2,044.7	262.5	13%	2,172.3	1,878.9	293.4	16%
Permian Delaware (5)	1,784.8	842.7	942.1	112%	1,254.6	805.9	448.7	56%
Total Permian	4,092.0	2,887.4	1,204.6		3,426.9	2,684.8	742.1

SouthTX (6)	335.5	180.5	155.0	86%	256.9	184.0	72.9	40%
North Texas	177.7	180.7	(3.0)	(2%)	176.1	179.2	(3.1)	(2%)
SouthOK (6)	400.4	420.6	(20.2)	(5%)	422.7	402.6	20.1	5%
WestOK	212.8	219.4	(6.6)	(3%)	209.1	211.6	(2.5)	(1%)
Total Central	1,126.4	1,001.2	125.2		1,064.8	977.4	87.4

Badlands (6) (7)	144.8	135.2	9.6	7%	133.1	137.8	(4.7)	(3%)
Total Field	5,363.2	4,023.8	1,339.4		4,624.8	3,800.0	824.8

Coastal	539.1	527.1	12.0	2%	564.7	598.3	(33.6)	(6%)

Total	5,902.3	4,550.9	1,351.4	30%	5,189.5	4,398.3	791.2	18%
NGL production, MBbl/d (3)
Permian Midland (4)	332.6	293.8	38.8	13%	314.8	270.3	44.5	16%
Permian Delaware (5)	219.2	119.8	99.4	83%	161.8	109.3	52.5	48%
Total Permian	551.8	413.6	138.2		476.6	379.6	97.0

SouthTX (6)	36.4	24.2	12.2	50%	30.1	22.6	7.5	33%
North Texas	20.5	21.0	(0.5)	(2%)	19.8	20.2	(0.4)	(2%)
SouthOK (6)	48.1	52.1	(4.0)	(8%)	51.4	48.8	2.6	5%
WestOK	14.8	15.7	(0.9)	(6%)	15.4	16.2	(0.8)	(5%)
Total Central	119.8	113.0	6.8		116.7	107.8	8.9

Badlands (6)	18.0	16.2	1.8	11%	15.8	16.0	(0.2)	(1%)
Total Field	689.6	542.8	146.8		609.1	503.4	105.7

Coastal	31.7	28.0	3.7	13%	35.1	34.5	0.6	2%

Total	721.3	570.8	150.5	26%	644.2	537.9	106.3	20%
Crude oil, Badlands, MBbl/d	122.2	140.8	(18.6)	(13%)	118.9	138.7	(19.8)	(14%)
Crude oil, Permian, MBbl/d	30.3	34.1	(3.8)	(11%)	29.9	35.3	(5.4)	(15%)
Natural gas sales, BBtu/d (3)	2,458.1	2,319.9	138.2	6%	2,288.4	2,162.5	125.9	6%
NGL sales, MBbl/d (3)	436.1	412.6	23.5	6%	433.8	384.7	49.1	13%
Condensate sales, MBbl/d	15.5	15.4	0.1	1%	15.2	15.3	(0.1)	(1%)
Average realized prices - inclusive of hedges (8):
Natural gas, $/MMBtu	6.71	3.51	3.20	91%	5.71	2.85	2.86	100%
NGL, $/gal	0.77	0.69	0.08	12%	0.82	0.56	0.26	46%
Condensate, $/Bbl	96.41	64.41	32.00	50%	92.25	56.86	35.39	62%

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
(5)
Includes operations from the acquisition of certain assets in the Delaware Basin for the period effective August 1, 2022.
(6)
Operations include facilities that are not wholly owned by us. SouthTX operating statistics include the impact of the South Texas Acquisition for the period effective April 21, 2022.
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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	20.3	$(3.58)	$(72.7)	20.5	$(1.52)	$(31.2)
NGL (MMgal)	194.9	(0.25)	(49.4)	150.4	(0.35)	(52.4)
Crude oil (MBbl)	0.6	(26.83)	(16.1)	0.5	(18.80)	(9.4)
			$(138.2)			$(93.0)

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	54.5	$(2.91)	$(158.8)	56.6	$(1.01)	$(57.2)
NGL (MMgal)	529.7	(0.39)	(205.2)	420.0	(0.24)	(99.3)
Crude oil (MBbl)	1.6	(38.31)	(61.3)	1.6	(11.38)	(18.2)
			$(425.3)			$(174.7)

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The increase in adjusted operating margin was due to higher natural gas inlet volumes, higher realized commodity prices and higher fees resulting in increased margin predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to both the acquisition of certain assets in the Delaware Basin and increased producer activity supported by the addition of the Legacy Plant during the third quarter of 2022. Natural gas inlet volumes in the Central region increased due to the acquisition of certain assets in South Texas during the second quarter of 2022 and increased producer activity. The increase in volumes in the Badlands and the Coastal region was attributable to increased producer activity.

The increase in operating expenses was predominantly due to the acquisition of certain assets in South Texas and the Delaware Basin in the second and third quarters of 2022. Additionally, higher volumes in the Permian, the addition of the Legacy plant in the third quarter of 2022, a full quarter of operations at the Heim plant in 2022 and inflation impacts resulted in increased costs primarily in compensation and benefits, rentals, materials, taxes and chemicals.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The increase in adjusted operating margin was due to higher realized commodity prices, higher natural gas inlet volumes and higher fees resulting in increased margin predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to both the acquisition of certain assets in the Delaware Basin and increased producer activity supported by the addition of the Legacy and Heim plants during the third quarter of 2022 and 2021, respectively. Natural gas volumes in the Central region increased due to the acquisition of certain assets in South Texas during the second quarter of 2022 and increased producer activity. The decrease in volumes in the Badlands was attributable to the impacts of winter weather, while lower volumes in the Coastal region were due to lower producer activity.

The increase in operating expenses was predominantly due to the acquisition of certain assets in South Texas and the Delaware Basin in the second and third quarters of 2022. Additionally, higher volumes in the Permian, the addition of the Legacy and Heim plants in the third quarter of 2022 and 2021, and inflation impacts resulted in increased costs primarily in compensation and benefits, materials, chemicals, contract labor, rentals and taxes.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	(In millions, except operating statistics)
Operating margin	$340.2	$280.7	$59.5	21%	$1,014.6	$920.5	$94.1	10%
Operating expenses	84.5	67.3	17.2	26%	225.8	204.1	21.7	11%
Adjusted operating margin	$424.7	$348.0	$76.7	22%	$1,240.4	$1,124.6	$115.8	10%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	499.5	416.5	83.0	20%	484.0	383.8	100.2	26%
Fractionation volumes	742.1	662.0	80.1	12%	727.5	617.5	110.0	18%
Export volumes (3)	276.1	293.2	(17.1)	(6%)	319.6	305.7	13.9	5%
NGL sales	825.0	792.1	32.9	4%	868.1	817.6	50.5	6%

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher marketing margin, partially offset by lower LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. Marketing margin increased due to greater optimization opportunities. LPG export margin decreased primarily due to higher fuel and power costs and lower volumes.

The increase in operating expenses was due to higher repairs and maintenance and higher compensation and benefits.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, partially offset by lower marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. Higher optimization margin attributable to the winter storm resulted in higher marketing margin in 2021.

The increase in operating expenses was primarily due to higher repairs and maintenance and higher compensation and benefits, partially offset by lower taxes.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In millions)
Operating margin	$(112.2)	$13.5	$(125.7)	$(294.9)	$(55.6)	$(239.3)
Adjusted operating margin	$(112.2)	$13.5	$(125.7)	$(294.9)	$(55.6)	$(239.3)

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

Our Liquidity and Capital Resources

As of September 30, 2022, inclusive of our consolidated joint venture accounts, we had $192.9 million of Cash and cash equivalents on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below. Our liquidity and capital resources are managed on a consolidated basis.

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

On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, Commercial Paper Program, Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. For companies involved in hydrocarbon production, transportation and other oil and gas related services, the capital markets have experienced and may continue to experience volatility. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of October 28, 2022, was:

Consolidated Total
(In millions)
Cash on hand (1)	$546.7
Total availability under the Securitization Facility	800.0
Total availability under the TRGP Revolver and Commercial Paper Program	2,750.0
4,096.7

Less: Outstanding borrowings under the Securitization Facility	(800.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(1,117.0)
Outstanding letters of credit under the TRGP Revolver	(33.2)
Total liquidity	$2,146.5

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements includes our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of September 30, 2022, we had $47.2 million letters of credit outstanding under the TRGP Revolver. They reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of September 30, 2022 decreased $367.7 million compared to December 31, 2021. The decrease was primarily due to higher net borrowing on the Securitization Facility, higher product purchases and fuel payables as a result of higher commodity prices, partially offset by higher receivables resulting from higher commodity prices and an increase to NGL inventory.

Based on our anticipated levels of operations and absent any disruptive events, we believe that our internally generated cash flow, borrowings available under the TRGP Revolver, Commercial Paper Program, Securitization Facility, and proceeds from debt and equity offerings, as well as joint ventures and/or asset sales, should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash dividends for at least the next twelve months.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements.

In February 2022, we entered into the TRGP Revolver. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver, including a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures in February 2027. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver and the Partnership Revolver. In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from Standard & Poor’s Financial Services LLC and Fitch Ratings Inc., and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s Investors Service, Inc. As a result, in accordance with the TRGP Revolver, the collateral under the TRGP Revolver was released from the liens securing our obligations thereunder. As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss due to debt extinguishment of $0.8 million.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership Issuers and Targa Resources Partners Finance Corporation under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of September 30, 2022, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

In March 2022, the Partnership redeemed all of the outstanding 5.375% Notes with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052, resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption payment of the Partnership’s 5.875% Notes, with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

In April 2022, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to April 19, 2023 and replace the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR. In September 2022, the Partnership amended the Securitization Facility to, among other things, increase the facility size from $400.0 million to $800.0 million and extend the facility termination date to September 1, 2023.

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 9 - Preferred Stock to our Consolidated Financial Statements for additional information.

In July 2022, we completed an underwritten public offering of the 5.200% Notes and the 6.250% Notes, resulting in net proceeds of approximately $1.2 billion. We used the net proceeds from the issuance to fund a portion of the Delaware Basin Acquisition.

In July 2022, we entered into the Term Loan Facility. The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility. The Term Loan Facility matures in July 2025. We used the proceeds to fund a portion of the Delaware Basin Acquisition.

In July 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. We maintain a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program as support. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver. As of September 30, 2022, we had $632.0 million outstanding under the Commercial Paper Program.

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

Compliance with Debt Covenants

As of September 30, 2022, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Nine Months Ended September 30,
2022	2021	2022 vs. 2021
(In millions)
$1,843.3	$1,798.8	$44.5

The primary drivers of cash flows from operating activities are: (i) the collection of cash from customers from the sale of NGLs and natural gas, as well as fees for processing, gathering, export, fractionation, terminaling, storage and transportation; (ii) the payment of amounts related to the purchase of NGLs, natural gas and crude oil; (iii) changes in payables and accruals related to major growth capital projects; and (iv) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

The increase in net cash provided by operations was primarily due to higher commodity prices, resulting in higher collections from customers, partially offset by an increase in payments for product purchases and fuel and hedge transactions.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2022	2021	2022 vs. 2021
(In millions)
$(3,647.6)	$(299.6)	$(3,348.0)

The increase in net cash used in investing activities was primarily due to the outlays for the Delaware Basin Acquisition and South Texas Acquisition. Additionally, there were higher outlays for property, plant and equipment resulting from construction activities associated with our Permian expansions, including the Legacy, Red Hills VI, Midway, Legacy II and Greenwood plants, and Train 9, partially offset by proceeds from the GCX Sale.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$4,495.0	$(996.0)
Redemption of Series A Preferred Stock	(965.2)	—
Repurchase of noncontrolling interests	(926.3)	—
Dividends	(298.8)	(140.2)
Contributions from (distributions to) noncontrolling interests	(238.1)	(364.1)
Repurchase of shares	(227.9)	(13.1)
Net cash provided by (used in) financing activities	$1,838.7	$(1,513.4)

The change in net cash provided by (used in) financing activities was primarily due to net borrowings of debt in 2022, as compared to net repayments of debt in 2021, partially offset by the redemption of the Series A Preferred Stock and repurchases of non-controlling interests in the DevCo JVs and common stock during 2022. Additionally, higher dividends were paid in 2022 due to the increase in our common stock dividends from $0.10 to $0.35 per common share in January 2022.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group follows:

Summarized Combined Balance Sheet Information
	September 30, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets	$1,471.0	$832.9
Current assets - affiliates	58.9	24.4
Long-term assets	10,064.6	6,253.9
Long-term assets - affiliates	10.5	10.5
Total assets	$11,605.0	$7,121.7

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities	$1,945.5	$1,525.6
Current liabilities - affiliates	221.0	195.8
Long-term liabilities	11,108.1	6,875.5
Series A Preferred	—	749.7
Targa Resources Corp. stockholders' equity	(1,669.6)	(2,224.9)
Total liabilities and owners' equity	$11,605.0	$7,121.7

Summarized Combined Statement of Operations Information
	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
	(In millions)
Revenues	$16,747.6	$16,900.5
Operating income (loss)	(24.2)	5.7
Net income (loss)	33.5	(371.0)
Dividends on Series A Preferred	30.0	87.3

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the nine months ended September 30, 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2022	November 15, 2022	$80.5	$79.2	$1.3	$0.35000
June 30, 2022	August 15, 2022	80.7	79.3	1.4	0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000
December 31, 2021	February 15, 2022	81.4	80.1	1.3	0.35000

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

Prior to the redemption of our Series A Preferred in May 2022, our Series A Preferred bore a cumulative 9.5% fixed dividend payable at the end of each fiscal quarter. During the nine months ended September 30, 2022, we paid $51.8 million of dividends to preferred shareholders.

Capital Expenditures

The following table details cash outlays for capital projects for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Capital expenditures:
Growth (1)	$643.9	$238.1
Maintenance (2)	131.4	78.4
Gross capital expenditures	775.3	316.5
Transfers from materials and supplies inventory to property, plant and equipment	—	(2.4)
Change in capital project payables and accruals, net	40.1	7.5
Cash outlays for capital projects	$815.4	$321.6

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $624.8 million and $227.9 million for the nine months ended September 30, 2022 and 2021.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $126.8 million and $72.9 million for the nine months ended September 30, 2022 and 2021.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian in response to forecasted production growth and higher activity levels, and expansions in our downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With our recent announcements regarding the current expansion of natural gas processing in our Permian region, coupled with the construction of Train 9 fractionator in Mont Belvieu, we currently estimate that in 2022 we will invest between $1.1 to $1.2 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2022 maintenance capital expenditures, net of noncontrolling interests, will be approximately $150 million.

Off-Balance Sheet Arrangements

As of September 30, 2022, there were $70.6 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2022, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2022:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(383.6)	$(288.3)	$(478.9)
NGLs	57.3	159.4	(44.6)
Crude oil	(3.8)	25.1	(32.7)
Total	$(330.1)	$(103.8)	$(556.2)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues decreased by ($243.2) million and ($83.7) million during the three months ended September 30, 2022 and 2021 and ($742.7) million and ($328.6) million during the nine months ended September 30, 2022 and 2021, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of ($316.7) million at December 31, 2021 to ($330.1) million at September 30, 2022. Forward commodity prices have moved unfavorably relative to the fixed prices on our derivative contracts, creating this net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and the Term Loan Facility. As of September 30, 2022, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program, the Securitization Facility and the Term Loan Facility will also increase. As of September 30, 2022, we had $3.4 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $34.3 million based on our September 30, 2022 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $32.7 million as of September 30, 2022. The range of losses attributable to our individual counterparties as of September 30, 2022 would be between $0.1 million and $57.6 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $2.2 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively. The change in the allowance for doubtful accounts was primarily due to the Delaware Basin Acquisition during the third quarter of 2022.

No customer comprised 10% or greater of our consolidated revenues during the three and nine months ended September 30, 2022 and 2021, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On July 29, 2022, we completed the Delaware Basin Acquisition. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures. Except for the Delaware Basin Acquisition, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We are in the process of preparing our further appeal to the Supreme Court of Texas. The cumulative amount of interest on the award through September 30, 2022, if accrued, would have been approximately $39.6 million.

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

Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes may adversely affect our financial condition, results of operations and cash flows.

U.S. federal and state legislation is periodically proposed that would, if enacted into law, make significant changes to tax laws and could materially increase our tax obligations, adversely affecting our financial condition, results of operations and cash flows. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) which includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations.” The IRA treats a corporation as an applicable corporation in any taxable year in which the “average annual adjusted financial statement income” of such corporation for the three taxable year period ending with such taxable year exceeds $1 billion.

Based on our current interpretation of the IRA and the CAMT and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate being an applicable corporation in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future year. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years.

The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA and the CAMT. In the future the U.S. Department of the Treasury and the Internal Revenue Service are expected to release regulations and interpretive guidance relating to such legislation, and any significant variance from our current interpretation could result in a change in our analysis of the application of the CAMT to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
July 1, 2022 - July 31, 2022	514,230	$58.58	512,336	$214,706
August 1, 2022 - August 31, 2022	384,118	$68.72	261,378	$196,707
September 1, 2022 - September 30, 2022	386,421	$65.08	383,118	$171,766

(1)
Includes 1,156,832 shares repurchased under our $500 million common share repurchase program, as well as 127,937 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

4.3	Form of Notes (included in Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

Number	Description
10.1*

Supplemental Indenture dated August 2, 2022 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.2*

Supplemental Indenture dated August 2, 2022 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.3*

Supplemental Indenture dated August 2, 2022 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.4*

Supplemental Indenture dated August 2, 2022 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.5*

Supplemental Indenture dated August 2, 2022 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association.

10.6*	Fourth Supplemental Indenture dated as of August 2, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.

10.7

Thirteenth Amendment to Receivables Purchase Agreement, dated as of September 2, 2022, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed September 6, 2022 (File No. 001-34991)).

10.8

Term Loan Agreement, dated as of July 12, 2022, among Targa Resources Corp., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 12, 2022 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 3, 2022	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)