Form 10-K
period 2022-12-31
Targa Resources Corp.
filed 2023-02-22
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $13,379.6 million on June 30, 2022, based on $59.67 per share, the closing price of the common stock as reported on the New York Stock Exchange (NYSE) on such date.

As of February 17, 2023, there were 226,639,398 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to access the capital markets, which will depend on general market conditions, including the impact of rising interest rates and associated Federal Reserve policies and potential economic recession, our credit ratings and debt obligations, and demand for our common equity, senior notes and commercial paper;
•
the impact of outbreaks of illnesses, pandemics or any other public health crises;
•
downside commodity price volatility from a variety of potential factors;
•
actions taken by other countries with significant hydrocarbon production;
•
the timing and success of business development efforts;
•
the amount of collateral required to be posted from time to time in our transactions;
•
our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•
the level of creditworthiness of counterparties to various transactions with us;
•
changes in laws and regulations, such as the Inflation Reduction Act of 2022 (the “IRA”), particularly with regard to taxes, safety and protection of the environment;
•
weather and other natural phenomena, and related impacts;
•
industry changes, including the impact of consolidations, changes in competition and the drive to reduce fossil fuel use and substitute alternative forms of energy for oil and gas;
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

PART I

Item 1. Business.

The following section of this Form 10-K generally refers to business developments during the year ended December 31, 2022. Discussion of prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes the Grand Prix NGL Pipeline (“Grand Prix”), which connects our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our Downstream facilities in Mont Belvieu, Texas. Our Downstream facilities are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the unrealized mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges.

The map below highlights our more significant assets as of December 31, 2022:

Recent Developments

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, our major expansion projects include the following:

Permian Midland Processing Expansions

•
In August 2021, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy plant”). The Legacy plant commenced operations in the third quarter of 2022.

•
In February 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy II plant”). The Legacy II plant is expected to begin operations in the second quarter of 2023.

•
In August 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Greenwood plant”). The Greenwood plant is expected to begin operations late in the fourth quarter of 2023.

Permian Delaware Processing Expansions

•
In February 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Midway plant”). The Midway plant is expected to begin operations in the second quarter of 2023. In conjunction with the commencement of operations of the Midway plant, we expect to idle an existing 165 MMcf/d cryogenic natural gas processing plant (the “Sand Hills plant”).

•
In July 2022, we acquired a 230 MMcf/d cryogenic natural gas processing plant, which was under construction at the time of acquisition, in Permian Delaware (the “Red Hills VI plant”) as part of our Delaware Basin Acquisition (as defined below). The Red Hills VI plant commenced operations at the end of the third quarter of 2022.

•
In November 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Wildcat II plant”). The Wildcat II plant is expected to begin operations in the first quarter of 2024.

•
In February 2023, we announced the transfer of an existing cryogenic natural gas processing plant acquired in the South Texas Acquisition (as defined below) to the Permian Delaware. The plant will be installed as a new 230 MMcf/d cryogenic natural gas processing plant (the “Roadrunner II plant”). The Roadrunner II plant is expected to begin operations in the second quarter of 2024.

Fractionation Expansion

•
In August 2022, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 9”). Train 9 is expected to begin operations in the second quarter of 2024.

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF's 135 MBbl/d fractionation facility. The facility is expected to be operational during the first quarter of 2024.

NGL Pipeline Expansion

•
In November 2022, we announced plans to construct a new NGL pipeline (the “Daytona NGL Pipeline”) as an addition to our common carrier Grand Prix system. The pipeline will transport NGLs from the Permian Basin and connect to the 30-inch diameter segment of Grand Prix in North Texas, where volumes will be transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline is expected to be in service by the end of 2024.

Capital Investments, Acquisitions and Divestitures

In January 2022, we completed the purchase of all of Stonepeak Infrastructure Partners’ (“Stonepeak”) interests in our development company joint ventures (“DevCo JVs”) for $926.3 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we owned a 75% interest in the Permian to Mont Belvieu segment of Grand Prix through Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”) (prior to the Grand Prix Transaction, as defined below), a 100% interest in the Train 6 fractionator in Mont Belvieu, Texas and a 25% equity interest in Gulf Coast Express Pipeline (“GCX”) (prior to the GCX Sale, as defined below). The DevCo JV Repurchase resulted in an $857.9 million reduction of Noncontrolling interests on our Consolidated Balance Sheets.

In April 2022, we completed the bolt-on acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “South Texas Acquisition”), subject to customary closing adjustments. We made a final net working capital adjustment payment of approximately $1.5 million in the fourth quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two joint ventures in South Texas that we previously held as investments in unconsolidated affiliates, which were consolidated beginning in the second quarter of 2022.

In May 2022, we completed the sale of Targa GCX Pipeline LLC, which held a 25% equity interest in GCX, to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in the second quarter of 2022.

In July 2022, we completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”), subject to customary closing adjustments. We received a final net working capital adjustment payment of approximately $11.4 million in the fourth quarter of 2022. The assets acquired in the Delaware Basin Acquisition provide natural gas gathering, treating, and processing services in the Delaware Basin, through owning and operating approximately 1,050 miles of natural gas pipelines and approximately 1.4 billion cubic feet per day (“Bcf/d”) of cryogenic natural gas processing capacity primarily in Eddy and Lea counties of New Mexico. The Delaware Basin Acquisition assets are integrated into our Permian Delaware operations.

In January 2023, we completed the acquisition of Blackstone Energy Partners’ 25% interest in Grand Prix Joint Venture (the “Grand Prix Transaction”) for approximately $1.05 billion in cash. Following the closing of the Grand Prix Transaction, we own 100% of Grand Prix, including the Daytona NGL Pipeline.

For further details on our acquisitions and divestitures, see Note 4 - Acquisitions and Divestitures and Note 7 - Investments in Unconsolidated Affiliates to our Consolidated Financial Statements beginning on page F-1 in this Form 10-K.

Common Share Repurchases and Preferred Stock Redemption

In the fourth quarter of 2022, we repurchased 395,798 shares of our common stock at a weighted average price of $70.75 for a total net cost of $28.0 million. For the year ended December 31, 2022, we repurchased 3,412,354 shares of our common stock at a weighted average price of $65.87 for a total net cost of $224.8 million. There was $143.8 million remaining under our $500 million common share repurchase program as of December 31, 2022.

In May 2022, we redeemed all of our issued and outstanding shares of Series A Preferred Stock (“Series A Preferred”) at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022.

Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 11 - Preferred Stock to our Consolidated Financial Statements for further discussion.

Financing Activities

In February 2022, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, and the other lenders party thereto (the “TRGP Revolver”). The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver, including a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures in February 2027. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership's senior secured revolving credit facility (the “Partnership Revolver”). In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from Standard & Poor’s Financial Services LLC (“S&P”) and Fitch Ratings Inc., (“Fitch”) and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s Investors Service, Inc. (“Moody's”). As a result, in accordance with the TRGP Revolver, the collateral under the TRGP Revolver was released from the liens securing our obligations thereunder. As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss of $0.8 million due to a write-off of debt issuance costs.

In March 2022, the Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million, comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption of the Partnership’s 5.875% Senior Notes due April 2026 (the “5.875% Notes”), with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million, comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

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

In July 2022, we entered into the Term Loan Agreement with Mizuho Bank, Ltd. as the Administrative Agent and a lender, and other lenders party thereto (the “Term Loan Facility”). The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility and matures in July 2025. We used the proceeds to fund a portion of the Delaware Basin Acquisition.

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

In January 2023, we completed an underwritten public offering of (i) $900.0 million in aggregate principal amount of our 6.125% Senior Notes due 2033 (the “6.125% Notes”) and (ii) $850.0 million in aggregate principal amount of our 6.500% Senior Notes due 2053 (the “6.500% Notes”), resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining net proceeds for general corporate purposes, including to reduce borrowings under the TRGP Revolver and the Commercial Paper Program.

For additional information about our recent debt-related transactions, see Note 8 - Debt Obligations to our Consolidated Financial Statements.

Organization Structure

The diagram below shows our corporate structure as of February 17, 2023:

(1)
Common shares outstanding as of February 17, 2023.

Growth Drivers, Competitive Strengths and Strategies

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

Our transportation assets further enhance our position to offer an integrated midstream service across the NGL and natural gas value chain by linking supply to key markets. Grand Prix connects many of our gathering and processing positions, including the Permian Basin, with our Downstream facilities in Mont Belvieu, Texas, the major U.S. NGL market hub. Additionally, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third-party customers.

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

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $141 million per year over the last three years. We believe that our assets are well-maintained, and we are focused on continuing to operate both our existing and new assets in a prudent, safe and cost-effective manner.

Financial flexibility

We have historically maintained sufficient liquidity and have funded our growth investments with a mix of cash flow from operations, equity, debt, asset sales and joint ventures over time in order to manage our leverage ratio. Disciplined management of liquidity, leverage and commodity price volatility allow us to be flexible in our long-term growth strategy, as well as allocating our free cash flow after dividends in a manner that maintains a strong credit profile.

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

Attractive cash flow characteristics, with large diverse business mix with favorable contracts and increasing fee-based business

We believe that our strategy, combined with our high-quality asset portfolio, allows us to generate attractive cash flows. Geographic, business and customer diversity enhances our cash flow profile. We provide our services under predominantly fee-based contract terms to a diverse mix of customers across our areas of operation. Our Gathering and Processing segment contract mix has increasing components of fee-based margin driven by: (i) fees added to percent-of-proceeds contracts for natural gas treating and compression, (ii) new/amended contracts with a combination of percent-of-proceeds and fee-based components, including fee floors, and (iii) fee-based gas gathering and processing and crude oil gathering contracts. Contracts for the Coastal portion of our Gathering and Processing segment are primarily hybrid contracts (percent-of-liquids with a fee floor) or percent-of-liquids contracts (whereby we receive an agreed upon percentage of the actual proceeds of the NGLs).

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

Gathering and Processing Segment

Our Gathering and Processing segment consists of gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas and gathering, storing, terminaling and purchasing and selling crude oil. The gathering or purchase of natural gas consists of aggregating natural gas produced from various wells through varying diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of embedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through residue gas pipelines. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering or purchase of crude oil consists of aggregating crude oil production through our pipeline gathering systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The Gathering and Processing segment’s assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays) and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico. The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 30,900 miles of natural gas pipelines and include 50 owned and operated processing plants.

The Gathering and Processing segment’s operations consist of (i) Permian Midland and Permian Delaware (also referred to as “Permian”), (ii) SouthTX, North Texas, SouthOK, WestOK (also referred to as “Central”), (iii) Coastal and (iv) Badlands, each as described below:

Permian Midland

The Permian Midland system consists of approximately 7,210 miles of natural gas gathering pipelines and 17 processing plants with an aggregate processing capacity of 3,039 MMcf/d, all located within the Permian Basin in West Texas. Eleven of these plants and approximately 5,100 miles of gathering pipelines belong to a joint venture (“WestTX”), in which we have an approximate 72.8% ownership. Pioneer Natural Resources (“Pioneer”), a major producer in the Permian Basin, owns the remaining interest in the WestTX system.

In response to increasing production and to meet the infrastructure needs of producers:

•
we are constructing the Legacy II plant, a new 275 MMcf/d cryogenic natural gas plant. The Legacy II plant is expected to begin operations in the second quarter of 2023.

•
we are constructing the Greenwood plant, a new 275 MMcf/d cryogenic natural gas plant. The Greenwood plant is expected to begin operations late in the fourth quarter of 2023.

Permian Delaware

The Permian Delaware system consists of approximately 7,200 miles of natural gas gathering pipelines and 15 processing plants with an aggregate capacity of 2,670 MMcf/d, all within the Delaware Basin in West Texas and Southeastern New Mexico.

As part of the Delaware Basin Acquisition in July 2022, we acquired approximately 1,050 miles of natural gas pipelines and 1.4 Bcf/d of cryogenic natural gas processing capacity primarily in Eddy and Lea counties of New Mexico including the Red Hills VI plant, which was under construction at the time of acquisition. The Red Hills VI plant commenced operations at the end of the third quarter of 2022.

In response to increasing production and to meet the infrastructure needs of producers:

•
we are constructing the Midway plant, a new 275 MMcf/d cryogenic natural gas processing plant. The Midway plant is expected to begin operations in the second quarter of 2023. In conjunction with the commencement of operations of the Midway plant, we expect to idle the Sand Hills plant.

•
we are constructing the Wildcat II plant, a new 275 MMcf/d cryogenic natural gas processing plant. The Wildcat II plant is expected to begin operations in the first quarter of 2024.

•
we are transferring an existing cryogenic natural gas processing plant, which was acquired in the South Texas Acquisition (the “Roadrunner II plant”), to the Permian Delaware. The plant will be installed as a new 230 MMcf/d cryogenic natural gas processing plant, and is expected to begin operations in the second quarter of 2024.

SouthTX

The South Texas system contains approximately 2,100 miles of high-pressure and low-pressure gathering and transmission pipelines and three natural gas processing plants in the Eagle Ford Shale with an aggregate processing capacity of 660 MMcf/d. The South Texas system processes natural gas through the Silver Oak I, Silver Oak II and Raptor gas processing plants.

Prior to closing the South Texas Acquisition, we participated in and served as operator for two joint ventures in South Texas with a subsidiary of Southcross Energy Partners LLC, which consisted of our 75% share in T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and our 50% share in T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), together (the “T2 Joint Ventures”). Following the closing of the South Texas Acquisition, we own 100% of the interest in the T2 Joint Ventures. T2 LaSalle owns approximately 70 miles of high-pressure gathering pipeline and T2 Eagle Ford owns approximately 120 miles of high-pressure gathering pipelines. Together, these two pipelines gather and transport gas to the Silver Oak plants. T2 Eagle Ford also owns the residue gas delivery pipelines downstream of the Silver Oak plants.

We also participate in a third joint venture (the “Carnero Joint Venture”) in South Texas with Evolve Transition Infrastructure LP (“Evolve Transition Infrastructure”). We own a 50% interest and Evolve Transition Infrastructure owns the remaining 50% interest. The Carnero Joint Venture owns and Targa operates the Silver Oak II plant, the Raptor plant and approximately 50 miles of high-pressure gathering pipeline located in La Salle, Dimmitt and Webb Counties, Texas which connects Mesquite Energy Inc.’s Catarina Ranch gathering system and Comanche Ranch acreage to the Raptor plant.

North Texas

North Texas includes the Chico gathering system in the Fort Worth Basin, which gathers gas from the Barnett Shale and Marble Falls plays for processing at the Chico plant with a processing capacity of 265 MMcf/d. The system consists of approximately 4,700 miles of pipelines gathering wellhead natural gas.

SouthOK

The SouthOK gathering system is located in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma. The gathering system consists of approximately 1,600 miles of pipelines in 12 counties.

The SouthOK system includes six separate processing plants with an aggregate processing capacity of 710 MMcf/d, including: the Coalgate, Stonewall, Hickory Hills and Tupelo facilities, which are owned by our Centrahoma Joint Venture, and our wholly-owned Velma and Velma V-60 plants. We have a 60% ownership interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by MPLX, LP.

WestOK

The WestOK gathering system is located in north central Oklahoma and southern Kansas’ Anadarko Basin and includes the Woodford shale and the STACK. The gathering system consists of approximately 6,600 miles of pipelines in 15 counties.

The WestOK system has an aggregate processing capacity of 400 MMcf/d with two separate cryogenic natural gas processing plants known as the Waynoka I and Waynoka II facilities.

Coastal

Our Coastal assets, located in and offshore Louisiana, gather and process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. The Coastal system has an aggregate processing capacity of 2,025 MMcf/d and 11 MBbl/d of integrated fractionation capacity, and consists of approximately 1,000 miles of onshore gathering system pipelines, and approximately 200 miles of offshore gathering system pipelines. The processing plants are comprised of three wholly-owned and operated plants, one partially owned and operated plant, and one partially owned, non-operated plant. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants, such as our Lowry and Gillis plants.

Badlands

Our Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota and include approximately 500 miles of crude oil gathering pipelines, 120 MBbl of operational crude oil storage capacity at the Johnsons Corner Terminal, 30 MBbl of operational crude oil storage capacity at the Alexander Terminal, 30 MBbl of operational crude oil storage at New Town and 25 MBbl of operational crude oil storage at Stanley. The Badlands assets also include approximately 300 miles of natural gas gathering pipelines and the Little Missouri I-III natural gas processing plants, which have a processing capacity of 90 MMcf/d. Additionally, Targa operates the 200 MMcf/d Little Missouri 4 plant (“LM4 plant”), in which Targa Badlands and Hess Midstream Partners LP each own a 50% interest. Targa owns 55% of Targa Badlands through a joint venture with Blackstone Credit and Blackstone Tactical Opportunities (collectively, “Blackstone”). The joint venture is a consolidated subsidiary and its financial results and related statistics are presented on a gross basis. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right to the MQDs. Additionally, Blackstone’s capital contributions have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries.

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2022:

Facility	Process Type (1)	Operated /Non-Operated	% Owned	Location	Processing Capacity (MMcf/d) (2)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (3) (4) (5)	NGL Production (MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	70.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	45.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	220.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Hopson (6)	Cryo	Operated	72.8	Midland County, TX	275.0
Pembrook (6)	Cryo	Operated	72.8	Upton County, TX	275.0
Gateway (6)	Cryo	Operated	72.8	Reagan County, TX	275.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
Tarzan (7)	Cryo	Operated	100.0	Martin County, TX	10.0
High Plains	Cryo	Operated	100.0	Midland County, TX	220.0
Heim (8)	Cryo	Operated	100.0	Reagan County, TX	200.0
Legacy (8)	Cryo	Operated	100.0	Midland County, TX	275.0
				Area Total	3,039.0	2,223.6	321.7
Permian Delaware
Sand Hills	Cryo	Operated	100.0	Crane County, TX	165.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Falcon	Cryo	Operated	100.0	Culberson County, TX	275.0
Eunice	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (9)	Cryo	Operated	100.0	Lea County, NM	85.0
Peregrine	Cryo	Operated	100.0	Culberson County, TX	275.0
Roadrunner	Cryo	Operated	100.0	Eddy County, NM	230.0
Red Hills I	Cryo	Operated	100.0	Lea County, NM	60.0
Red Hills II	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills III	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills IV	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills V	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills VI	Cryo	Operated	100.0	Lea County, NM	230.0
				Area Total	2,670.0	1,536.1	193.9
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	50.0	Bee County, TX	200.0
Raptor	Cryo	Operated	50.0	La Salle County, TX	260.0
				Area Total	660.0	276.5	31.2
North Texas
Chico	Cryo	Operated	100.0	Wise County, TX	265.0
				Area Total	265.0	187.0	21.2
SouthOK
Coalgate (10)	Cryo	Operated	60.0	Coal County, OK	80.0
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	710.0	406.8	47.6
WestOK
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
				Area Total	400.0	208.7	14.6
Coastal
Gillis (11)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Big Lake (7)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Lowry	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Sea Robin	Cryo	Non-operated	1.2	Vermillion Parish, LA	650.0
				Area Total	2,025.0	537.6	32.0
Badlands
Little Missouri I-III (12)	Cryo/RA	Operated	55.0	McKenzie County, ND	90.0
Little Missouri IV	Cryo	Operated	27.5	McKenzie County, ND	200.0
				Area Total	290.0	134.9	16.1
				Segment System Total	10,059.0	5,511.2	678.3

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
(5)
Per day plant natural gas inlet and NGL production statistics for plants listed above are based on the number of calendar days during 2022. Plants acquired in the Delaware Basin acquisition and reflected in Permian Delaware include reported volumes based on number of calendar days during 2022 from August 1 through December 31, 2022.
(6)
Plant natural gas inlet throughput volumes and NGL production volumes for WestTX are presented on a pro-rata net basis representing our undivided ownership interest in WestTX, which we proportionately consolidate in our financial statements. In December 2022, the Gateway plant achieved the payout event related to the non-consent election made by the joint owner in our WestTX Permian Basin assets. As a result, the Gateway plant is now 72.8% owned and proportionately consolidated by Targa. Prior to the payout event, the Gateway plant was 100% owned and consolidated by Targa.
(7)
Plant is available and operates subject to market conditions, including availability of natural gas.
(8)
As a result of a non-consent election made by the joint owner in our WestTX Permian Basin assets, the Heim and Legacy plants are 100% owned and consolidated by Targa.
(9)
The Monument plant has fractionation capacity of approximately 1.8 MBbl/d.
(10)
We anticipate shutting down the Coalgate plant in 2023.
(11)
The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(12)
Little Missouri Trains I and II are refrigeration plants and Little Missouri Train III is a Cryo plant.

Logistics and Transportation Segment

Our Logistics and Transportation segment is also referred to as our Downstream Business. Our Downstream Business includes the activities and assets necessary to transport and convert mixed NGLs into NGL products and also includes other assets and value-added services described below. The Logistics and Transportation segment includes Grand Prix and associated assets, which are generally connected to and supplied in part by our Gathering and Processing segment. These assets are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana. Our fractionation, pipeline transportation, storage and terminaling businesses include approximately 2,300 miles of company-owned pipelines to transport mixed NGLs and specification products.

The Logistics and Transportation segment also transports, distributes, purchases and sells and markets NGLs via terminals and transportation assets across the U.S. We own or market products at terminal facilities in a number of states, including Alabama, Arizona, California, Florida, Kentucky, Louisiana, Mississippi, New Jersey, North Carolina, Pennsylvania, Tennessee, Texas and Washington. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

Transportation Pipelines

Our primary pipeline asset is Grand Prix, which connects our gathering and processing positions throughout the Permian Basin, North Texas, and Southern Oklahoma (as well as third-party positions) to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix transports NGLs from the Permian Basin on a 24-inch diameter pipeline, which is expandable to 550 MBbl/d, and from North Texas and South and Central Oklahoma via a pipeline of varying capacity, which both connect to a 30-inch diameter segment into Mont Belvieu, which is expandable to 950 MBbl/d. As of December 31, 2022, we owned a 75% interest in the Permian to Mont Belvieu segment of Grand Prix through the Grand Prix Joint Venture. In January 2023, we announced and closed on the acquisition of the remaining 25% interest in the Grand Prix Joint Venture.

We are constructing the Daytona NGL Pipeline as an addition to Grand Prix. The pipeline will transport NGLs from the Permian Basin and connect to the 30-inch diameter segment of Grand Prix in North Texas, where volumes will be transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline is expected to be in service by the end of 2024.

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

At our Mont Belvieu operated facility, we have eight fractionation trains, representing an aggregate capacity of 843.0 MBbl/d, including: (1) five fractionation trains with an aggregate capacity of 493.0 MBbl/d that are part of our 88%-owned Cedar Bayou Fractionators, (2) Train 6, a 110 MBbl/d fractionation train, which is wholly-owned by Targa, (3) Train 7, a 120 MBbl/d fractionation train, a joint venture between Targa and the Williams Companies, Inc., in which Targa owns an 80% equity interest, and (4) Train 8, a 120 MBbl/d fractionation train, which is wholly-owned by Targa. Certain fractionation-related infrastructure for Train 7, such as storage caverns and brine handling, were funded and are owned 100% by Targa. Our fractionation trains are fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel.

We are also constructing Train 9 at our Mont Belvieu operated facility, which is expected to begin operations in the second quarter of 2024.

We additionally have a wholly-owned and operated fractionation facility in Lake Charles, Louisiana, representing a capacity of 55.0 MBbl/d.

In addition to our operated facilities, we hold an equity investment in GCF, also located at Mont Belvieu. In January 2021, the GCF facility was temporarily idled, but is available for reactivation, subject to prevailing market conditions and agreement with our partners. We assumed operatorship of GCF in the first half of 2021. In January 2023, we reached an agreement with our partners to reactivate GCF. The facility is expected to be operational during the first quarter of 2024.

We also own fractionation assets in Monument, New Mexico, and Gillis, Louisiana, which are included in our Gathering and Processing segment. In addition, we have a natural gasoline hydrotreater at Mont Belvieu, Texas, with a capacity of 35.0 MBbl/d that removes sulfur from natural gasoline, allowing customers to meet stringent fuel content standards.

The following table details the Logistics and Transportation segment’s fractionation and treating facilities:

Facility	Location	% Owned	Capacity (MBbl/d) (1)	Throughput 2022 (MBbl/d)
Cedar Bayou Fractionators (2)	Mont Belvieu, TX	88.0	493.0
Train 6 Fractionator	Mont Belvieu, TX	100.0	110.0
Train 7 Fractionator	Mont Belvieu, TX	80.0	120.0
Train 8 Fractionator	Mont Belvieu, TX	100.0	120.0
Lake Charles Fractionator (3)	Lake Charles, LA	100.0	55.0
Fractionation Total			898.0	731.7

Gulf Coast Fractionator (4)	Mont Belvieu, TX	38.8	135.0	—
Targa LSNG Hydrotreater	Mont Belvieu, TX	100.0	35.0	31.6

(1)
Actual fractionation capacities may vary due to the composition of the NGLs being processed and does not contemplate ethane rejection.
(2)
Capacity represents 100% of the volume, and includes 40 MBbl/d of additional back-end butane/gasoline fractionation capacity.
(3)
Lake Charles Fractionator runs in a mode of ethane/propane splitting for the local petrochemical market and is configured to also handle raw product.
(4)
GCF was temporarily idled in January 2021.

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

Across the Logistics and Transportation segment, we own 34 storage wells at our facilities with a gross NGL storage capacity of approximately 76 MMBbl and operate seven non-owned wells. The usage of these wells may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

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

The following table details the Logistics and Transportation segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2022 (MMgal)	Number of Operational Wells		Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	6,172.0	N/A		0.7
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	29,559.5	22	(2)	54.9
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	393.0	12	(3)	20.9

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

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. We also purchase product for resale in our Logistics and Transportation segment.

We generally purchase mixed NGLs at a monthly pricing index less applicable fractionation, transportation and marketing fees and resell these component products to petrochemical manufacturers, refiners and other marketing and retail companies. This is primarily a physical settlement business in which we earn margins from purchasing and selling NGL products from customers under contract. We also earn margins by purchasing and reselling NGL products in the spot and forward physical markets.

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

As of December 31, 2022, we lease and manage 606 railcars and 122 tractors, and own six vacuum trucks and two pressurized NGL barges.

The following table details the Logistics and Transportation segment’s raw NGL, propane and butane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2022 (MMgal) (1)	Usable Storage Capacity (MMgal)
Greenville Terminal	100	Washington County, MS	Marine propane terminal	23.8	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	22.6	1.6
Calvert City Terminal	100	Marshall County, KY	Propane terminal	17.0	0.1
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	11.1	0.9
Hattiesburg Terminal (2)	50	Forrest County, MS	Propane terminal	255.3	179.8
Sparta Terminal	100	Sparta County, NJ	Propane terminal	12.2	0.2
Tyler Terminal	100	Smith County, TX	Propane terminal	11.2	0.2
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	15.3	0.3
Eagle Lake Transload (3)	100	Polk County, FL	Propane transload	8.5	—
Indianapolis Transload	100	Marion County, IN	Propane transload	—	0.1

(1)
Throughputs include volumes related to exchange agreements and third-party storage agreements.
(2)
Throughput volume reflects 100% of the facility capacity.
(3)
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

Operational Risks and Insurance

We are subject to all risks inherent in the midstream natural gas, NGLs and crude oil businesses. These risks include, but are not limited to, explosions, fires, mechanical failure, cyber-attacks, terrorist attacks, product spillage, weather, nature and inadequate maintenance of rights of way. These risks could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or environmental pollution, as well as curtailment or suspension of operations at the affected facility. We maintain, on behalf of ourselves and our subsidiaries, including the Partnership, general public liability, property, boiler and machinery and business interruption insurance in amounts that we consider to be appropriate for such risks. Such insurance is subject to deductibles or self-insured retentions that we consider reasonable and not excessive given the current insurance market environment.

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

Competition

We face strong competition in acquiring new natural gas or crude oil supplies. Competition for natural gas and crude oil supplies is primarily based on the location and available capacity of gathering and processing facilities, pricing arrangements, reputation, efficiency, flexibility, treating capabilities (as applicable), reliability and access to end-use markets or liquid marketing hubs. Our gathering and processing operations competitors are other natural gas gatherers and processors, such as major interstate and intrastate pipeline companies, master limited partnerships and oil and gas producers.

We also compete for NGL supplies for Grand Prix. Competition for NGL supplies is primarily based on the proximity of gathering and processing facilities in relation to one or more NGL pipelines, their connectivity to NGL pipeline takeaway options, access to end-use markets or liquid marketing hubs, pricing and contractual arrangements, available capacity, reputation, efficiency, flexibility, and reliability. Our NGL pipeline competitors are other midstream providers with NGL transportation capabilities, such as major interstate and intrastate pipeline companies, master limited partnerships and midstream natural gas and NGL companies.

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

We also compete for NGL products to market through our Logistics and Transportation segment. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies, trading organizations and petrochemical operators.

Human Capital

We believe that our employees are the foundation to fostering the safe operation of our assets and delivery of services to our customers. We foster a collaborative, inclusive, and safety-minded work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2022, we employed approximately 2,850 people that primarily support our operations through a wholly-owned subsidiary of ours. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

To protect our employees, contractors, and surrounding community from workplace hazards and risks, we implement and maintain an integrated system of policies, practices, and controls, including requirements to complete regular detailed safety and regulatory compliance training for all applicable individuals. For more information on the laws and regulations we are subject to with regard to employee, contractor, and community safety, please see our section below titled Environmental and Occupational Health and Safety Matters.

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

Natural Gas Gathering and Processing Regulation

Our natural gas gathering operations are typically subject to open access ratable take and/or common purchaser statutes and implementing rules and regulations in the states in which we operate, which generally require us to give pipeline access or to purchase, process, or take gas without undue discrimination. These statutes, rules, and regulations can restrict our ability as an owner of gathering and processing facilities to decide with whom (and on what terms) we contract to gather or process natural gas with similarly situated customers (subject, in each case, to the limitations and requirements of each jurisdiction). In addition, the states in which we operate have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to access and rate discrimination. We cannot predict whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and, in certain cases, criminal penalties.

Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are subject to Order No. 704. See “—Regulation of Operations—FERC Market Transparency Rules.”

Sales of Natural Gas, NGLs and Crude Oil

The price at which we buy and sell natural gas, NGLs and crude oil is currently not subject to federal rate regulation and, for the most part, is not subject to state rate regulation. However, with regard to our physical purchases and sales of these energy commodities and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodities Futures Trading Commission (“CFTC”). See “—Regulation of Operations—EP Act of 2005.” We are required to report to FERC information regarding natural gas sale and purchase transactions for some of our operations, depending on the volume of natural gas transacted during the prior calendar year. See “—Regulation of Operations—FERC Market Transparency Rules.” Should we violate the anti-market manipulation laws and regulations, in addition to civil penalties, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

Interstate Liquids

Targa NGL Pipeline Company LLC (“Targa NGL”), Targa Gulf Coast NGL Pipeline LLC (“Targa Gulf Coast”), and the Grand Prix Joint Venture have interstate NGL pipelines that are considered common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). Targa Gulf Coast leases from Targa NGL certain pipelines that run between Mont Belvieu, Texas, and Galena Park, Texas and between Mont Belvieu, Texas, and Lake Charles, Louisiana. Each of these pipelines is part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign export customers.

Unless covered by a waiver, as described below, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including our pipelines discussed below, use the FERC indexing methodology to change its rates. Pursuant to the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the Commission reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, and the resulting rates currently in effect for certain of Targa’s liquids pipelines, were computed to account for the appropriate index factor. Some parties sought rehearing of the January 20 order with FERC, which was denied on May 6, 2022. Certain parties have appealed the January 20 and May 6 FERC orders, and the appeals remain pending before the DC Circuit.

On July 27, 2018, Targa NGL submitted a petition for declaratory order to FERC requesting approval of a proposed rate structure and terms of service for the portions of Grand Prix that Targa NGL operates from Oklahoma to Mont Belvieu, Texas. On March 11, 2019, the Commission granted Targa NGL’s petition for declaratory order (“March 19 Order”) subject to certain conditions, including that Targa NGL meet the requirements under the Commission’s regulations to establish an initial rate either by filing a sworn affidavit that the rate has been agreed to by at least one non-affiliate shipper or by providing a cost-of-service justification for the initial rate. Targa NGL requested rehearing on April 10, 2019, seeking Commission approval of Targa NGL’s contract rate with an affiliated shipper as a settlement rate as opposed to establishing an initial rate by the methods described in the March 2019 Order. On December 16, 2022, FERC denied Targa NGL’s rehearing request.

Targa has multiple NGL pipelines that are also considered common carrier pipelines but have qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. Additionally, the crude oil pipeline system that is part of the Badlands assets operates under such a waiver, but this waiver is subject to a pending FERC proceeding as described below.

All such waivers are subject to revocation, however, should a particular pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of these pipelines no longer qualify for a waiver. In the event that FERC were to determine that one more of these pipelines no longer qualified for waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s) and delivery point(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. For example, on December 16, 2022, FERC initiated an investigation and established hearing procedures in FERC Docket No. OR23-2-000 to determine whether Targa’s Badland assets continue to qualify for the waiver of applicable FERC regulatory requirements and whether Targa is providing jurisdictional transportation service on this system.

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

Our intrastate pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”) and are required to have tariffs on file with the RRC. Some of these Texas intrastate pipelines also transport natural gas in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA, but must file the terms and conditions of transportation of natural gas under authority of Section 311 with FERC, and these terms and conditions must be “fair and equitable.” Specifically, during 2022, TPL SouthTex Transmission Company LP. Targa Midland Gas Pipeline LLC, Midland-Permian Pipeline LLC, Targa SouthTex Mustang Transmission Ltd., and Targa SouthTex Transmission LP provided NGPA Section 311 service.

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

Intrastate Liquids

We operate intrastate NGL pipelines in Texas that transport mixed and purity NGL streams between Targa’s Mont Belvieu and Galena Park, Texas facilities. Grand Prix and Targa NGL provide transportation of mixed NGLs from points within Texas to other points within Texas, including Mont Belvieu, Texas. Further, we operate crude gathering pipelines in the Permian Basin. With respect to intrastate movements, these pipelines are not subject to FERC regulation, but are subject to rate regulation by the RRC.

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana. We deliver mixed and purity NGL streams out of our fractionator to and from Targa-owned storage, to other third-party facilities and pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR. On May 9, 2019, the Louisiana Public Service Commission (“LPSC”) approved applications to register certain pipelines of Cayenne and Targa Downstream LLC in accordance with the LPSC 2015 General Order, Docket No. R-33390. LPSC regulations require that common carrier pipelines charge rates that are just and reasonable and not unreasonably discriminatory.

EP Act of 2005

The EP Act of 2005 amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties up to a maximum amount that is adjusted annually for inflation, which for 2023 equals approximately $1.5 million per violation per day for violations of the NGA or NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce as well as entities that are otherwise subject to the NGA or NGPA. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735.

FERC Market Transparency Rules

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

These environmental and occupational health and safety laws and regulations generally restrict the level of substances generated as a result of our operations that may be emitted to ambient air, discharged to surface water, and disposed or released to surface and below-ground soils and ground water. Additionally, there exist tribal, state and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Any failure by us to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal fines or penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Certain environmental laws also provide for citizen suits, which allow environmental organizations to act in place of the government and sue operators for alleged violations of environmental law. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.

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

Over time, the trend in environmental and occupational health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or occupational health and safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent or costly waste management or disposal, pollution control, remediation or occupational health and safety-related requirements could have a material adverse effect on our business, results of operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on increased compliance costs arising out of such risks to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach. For more information on environmental and occupational health and safety matters, see the following Risk Factors under Part I, Item 1A. of this Form 10-K: “Our operations are subject to environmental laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities,” “We could incur significant costs in complying with stringent occupational safety and health requirements,” “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets,” “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change (including physical risks, or legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” and “Increasing attention to environmental, social and governance (“ESG”) matters may impact our business.”

Pipeline Safety Matters

Many of our natural gas, NGL and crude oil pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”) along pipelines and take additional safety measures to protect people and property in these areas. Recently, PHMSA finalized adjustments to the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements. Various states have also adopted regulations, similar to existing PHMSA regulations for, and may have established agencies analogous to PHMSA to regulate, intrastate gathering and transmission lines. We currently estimate an average annual cost of $4.1 million between 2023 and 2025 to implement pipeline integrity management program inspections along certain segments of our natural gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation, or preventative and mitigative actions that may be determined to be necessary as a result of the discovery of conditions during the inspection program, which costs could be material. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity inspections. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations. See Risk Factors “We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs” and “Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation” under Item 1A. of this Form 10-K for further discussion on pipeline safety standards, including integrity management requirements.

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

Corporation Tax Matters

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act provided corporate taxpayers an expanded five-year net operating loss (“NOL”) carryback period for losses generated in tax years 2018 through 2020. Additionally, the CARES Act allowed corporate taxpayers to request an immediate refund of alternative minimum tax credits. We requested a cash refund from the Internal Revenue Service (“IRS”) of approximately $44 million related to the CARES Act provisions and received the refund in the second quarter of 2020. In November 2022, the IRS notified us that it completed the examination of Targa's NOL carryback and associated refund previously claimed under the CARES Act with no exceptions and had forwarded its report to the Joint Committee of Taxation. In January 2023, the Company was notified that the Joint Committee of Taxation had completed its review with no exceptions.

On October 6, 2021 and April 7, 2022, we received notice from the IRS that it intends to audit three direct and indirectly wholly-owned subsidiaries of the Company (Targa Resources Partners LP, Targa Downstream LLC and Targa Midstream Services LLC) treated as partnerships for federal tax purposes for the 2019 and 2020 tax years. We are responding to the information requests from the IRS on these audits. Additionally, in January 2023, we received notice from the IRS that it intends to audit an indirectly wholly-owned subsidiary of the Company (Targa Badlands Holdings LLC), which is treated as a partnership for U.S. federal income tax purposes for the 2020 tax year. The Company is not aware of any potential audit findings that would give rise to adjustments to taxable income and does not anticipate material changes related to these audits.

All federal statutes of limitations for returns filed in 2019 (for calendar year 2018) have expired. For Texas, the statute of limitations has expired for 2018 returns (for calendar year 2017). Similarly, the statute of limitations expired on substantially all 2018 state income tax returns that were filed prior to October 15, 2019. However, tax authorities have the ability to review and adjust carryover attributes (e.g., net operating losses) generated in a closed tax year if utilized in an open tax year.

On August 16, 2022, President Biden signed into law the IRA which, among other things, introduced a corporate alternative minimum tax (the “CAMT”), imposed a 1% excise tax on stock buybacks, and provided tax incentives to promote clean energy. Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations.” The IRA treats a corporation as an applicable corporation in any taxable year in which the “average annual adjusted financial statement income” of such corporation for the three taxable year period ending prior to such taxable year exceeds $1 billion.

On December 27, 2022, the Department of the Treasury and the IRS issued guidance on the application of the CAMT which may be relied upon until final regulations are released. Based on our interpretation of the IRA, the CAMT and related guidance, and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate qualifying as an “applicable corporation” in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future year. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

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
•
Climatic events may damage our pipelines and other facilities, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.
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
•
Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued global and domestic hostilities may adversely impact our results of operations.
•
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
•
We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs.
•
We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
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
•
Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.
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
•
Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, or tax authorities successfully challenge certain of our tax positions.
•
Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes may adversely affect our financial condition, results of operations and cash flows.
•
Derivatives legislation and its implementing regulations could have a material adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Risks Related to the Ownership of our Common Stock

•
Future sales of our common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
•
Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
•
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Risks Related to our Indebtedness

•
Continued increases in interest rates, due to associated Federal Reserve policies or otherwise, could adversely affect our cost of capital, which could increase our funding costs and reduce the overall profitability of our business.
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
•
Increasing stakeholder and market attention to ESG matters may impact our business.
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
•
A change in the jurisdictional characterization of some of our assets by federal, state, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may (i) cause our revenues to decline and operating expenses to increase or (ii) delay or increase the cost of expansion projects.
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
•
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

Our operations can be affected by the level of natural gas, NGL and crude oil prices and the relationship between these prices. The prices of natural gas, NGLs and crude oil have been volatile, and we expect this volatility to continue. Our future cash flows may be materially adversely affected if we experience significant, prolonged price deterioration. The markets and prices for natural gas, NGLs and crude oil depend upon factors beyond our control. These factors include supply and demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

•
the impact of seasonality and weather, including severe weather conditions and other natural disasters, such as flooding, droughts and winter storms, the frequency, severity and impact of which could be increased by the effects of climate change;

•
general economic conditions and economic conditions impacting our primary markets, including the impact of continued inflation and rising interest rates and associated changes in monetary policy;

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

•
the impact of energy conservation efforts and the related transition to a low carbon economy, as a result of the IRA or otherwise;

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

The NGL products we produce have a variety of applications, including heating fuels, petrochemical feedstocks and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry-specific economic conditions, new government regulations, including the IRA, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), reduced demand for propane or butane exports whether for price or other reasons, increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL applications or other reasons, could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Also, increased supply of NGL products could reduce the value of NGLs handled by us and reduce the margins realized. Our NGL products and their demand are affected as follows:

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

Climatic events may damage our pipelines and other facilities, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

Climatic events in the areas in which we or our customers operate can cause disruptions and in some cases suspension of our operations and development activities. For example, unseasonably wet weather, extended periods of below freezing weather, or hurricanes, among other disruptive weather patterns, may cause a loss of throughput from temporary cessation of activities or lost, damaged or ineffective equipment. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Potential climatic changes may have significant physical effects, such as increased frequency and severity of storms, floods and wintry conditions and could have an adverse effect on our continued operations as well as the operations of our oil and gas exploration and production customers that deliver natural gas to us for processing and throughput, our third party vendors that supply us with goods, and third party insurance providers that make insuring products available to defray our costs or offset any damages and losses we incur. Any unusual or prolonged severe climatic events or increased frequency thereof, such as freezing weather or rain, earthquakes, hurricanes, droughts, or floods in our oil and gas exploration and production customers’ or our third party vendors’ areas of operations or markets, whether due to climatic change or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Moreover, we could incur significant costs to weatherize or upgrade weatherization of our facility equipment in anticipation of future climatic events. For example, following Texas Governor Greg Abbott's direction to adopt rules related to weather resiliency, in August 2022, the Texas Railroad Commission adopted the Weather Emergency Preparedness Standards rule, which requires critical gas facilities on the state’s Electricity Supply Chain Map (including gas pipelines that directly serve electricity generation) to (i) weatherize to help ensure sustained operations during a weather emergency, (ii) correct known issues that caused weather-related forced stoppages and (iii) contact the Texas Railroad Commission if a facility sustains a weather-related forced stoppage during a weather emergency. Inspectors from the Critical Infrastructure Division of the Texas Railroad Commission began inspections on December 1, 2022. If, upon inspection, we are required to further weatherize or update weatherization of certain facilities, we may incur significant costs to complete any additional weatherization. Additionally, issues beyond our control, such as grid reliability or the severity of any such weather event, might undermine any winterization or emergency weather preparedness efforts we make. Furthermore, our operations in western Texas and New Mexico may be sensitive to drought and restrictions on water use.

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental or natural resource damage, and may result in delay, curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent to our business. Additionally, while we are insured against pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following the occurrence of severe hurricanes along the U.S. Gulf Coast in recent years, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes, with some coverage unavailable at any cost.

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

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued global and domestic hostilities may adversely impact our results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on our industry in general and on us in particular is not known at this time. However, resulting regulatory requirements and/or related business decisions associated with security are likely to increase our costs. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued global and domestic hostilities may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for our products, and the possibility that infrastructure facilities could be direct targets, or indirect casualties, of an act of terror.

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

We have experienced, and may encounter from time to time, opposition to the operation and expansion of our pipelines and facilities from governmental officials, non-governmental environmental organizations and groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition which disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay, denial or termination of required governmental permits or approvals, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or lawsuits or other actions designed to prevent, disrupt, delay or terminate the operation or expansion of our assets and business. Similar actions pursued against our oil and gas customers could result in interruptions or limitations to their businesses, which could reduce demand for our services. Any such event that restricts, delays or prevents the expansion of our or our customers’ businesses, interrupts the revenues generated by our or our customers’ operations or causes us or our customers to make significant expenditures not covered by insurance could adversely affect our business, results of operations, and financial condition, as well as reduce the demand for our services. Increased regulatory attention to environmental justice matters at the federal and state level may also provide communities opposed to our operations with greater opportunities to challenge or delay the permitting approval process.

We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs.

Pursuant to the authority under the NGPSA and HLPSA, PHMSA has established rules requiring pipeline operators to develop and implement integrity management programs for certain natural gas and hazardous liquids pipelines located where a pipeline leak or rupture could affect higher and moderate consequence risk areas, known as HCAs and MCAs, which are areas where a release could have the most significant adverse consequences. Among other things, these regulations require operators of covered pipelines to:

•
perform ongoing assessments of pipeline integrity;

•
identify and characterize applicable threats to pipeline segments that could impact an HCA, MCA or Class 3 or 4 area;

•
maintain processes for data collection, integration and analysis;

•
repair and remediate pipelines as necessary; and

•
implement preventive and mitigating actions.

With adoption of the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020 over the past decade, existing mandates require PHMSA to impose more stringent pipeline safety standards. As a result of those legislative enactments, PHMSA has issued several significant rulemakings. For example, more recently, in November 2021, PHMSA issued a final rule establishing two new classes of onshore gas gathering pipelines—Type R and Type C—and imposed safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, established criteria for inspection and repair of fugitive emissions, extended reporting requirements to all gas gathering operators and applied a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, were expected to commence inspection of operator plans in 2022. In August 2022, PHMSA finalized additional pipeline safety rules, which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements, among other items. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and the PIPES Act of 2020, as well as any implementation of PHMSA rules thereunder, could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

In addition, certain states, including Texas, Louisiana, Oklahoma, New Mexico, and North Dakota, where we conduct operations, have adopted regulations similar to existing PHMSA regulations for certain intrastate natural gas and hazardous liquids pipelines. We plan to continue our pipeline integrity inspection programs to assess and maintain the integrity of our pipelines. The results of these inspections may cause us to incur material and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct business. For example, we depend on digital technologies to operate our facilities, serve our customers and record financial data. At the same time, cyber incidents, including deliberate attacks, have increased. In May 2021, a ransomware attack on a major U.S. refined products pipeline forced the operator to temporarily shut down the pipeline, resulting in disruption of fuel supplies along the East Coast. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could adversely disrupt our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Our insurance coverages for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

The widespread outbreak pandemics (like COVID-19) or any other public health crisis that impacts the global demand for energy commodities may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition. The effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, resulted in a significant and swift reduction in international and U.S. economic activity.

Since the beginning of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, we continue to monitor the effects of the pandemic on our operations. Our results of operations and financial condition have been and may continue to be adversely affected by the COVID-19 pandemic. The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the emergence of more contagious and harmful variants of the COVID-19 virus, the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein. While the effects of the COVID-19 pandemic have lessened recently in the United States, we cannot predict the duration or future effects of the pandemic, or more contagious and harmful variants of the COVID-19 virus, and such effects may materially adversely affect our results of operations and financial condition in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

Our ability to grow depends, in part, on our ability to develop growth projects and/or make acquisitions that result in an increase in cash generated from operations. If we are unable to develop accretive growth projects or make accretive acquisitions because we are unable to (1) develop growth projects economically or identify attractive acquisition candidates and negotiate acceptable acquisition agreements or, (2) obtain financing for these projects or acquisitions on economically acceptable terms, or (3) compete successfully for growth projects or acquisitions, then our future growth and ability to return increasing capital to our shareholders may be limited.

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

If these risks materialize, any growth project or acquired assets may inhibit our growth, fail to deliver expected benefits and/or add further unexpected costs. Challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of a growth project or acquisition if we fail to successfully integrate such businesses, including the Delaware Basin Acquisition and South Texas Acquisition, with our operations. If we consummate any future growth project or acquisition, our capitalization and results of operations may change significantly and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future growth projects or acquisitions.

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

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The U.S. inflation rate increased in 2021, 2022 and into 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022. The U.S. Federal Reserve has raised and may continue to raise benchmark interest rates in 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could negatively impact the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including services, labor costs and equipment if our operating activity increases.

Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher prices and revenues, would negatively impact our business, financial condition and results of operations.

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

Should energy industry conditions deteriorate, there is a possibility that long-lived assets may be impaired in a future period. For example, in the fourth quarter of 2021, we recorded a non-cash pre-tax impairment of $452.3 million primarily associated with the partial impairment of gas processing facilities and gathering systems associated with our Central operations in our Gathering and Processing segment. Any additional impairment charges that we may take in the future could be material to our financial statements. We cannot accurately predict the amount and timing of any impairment of long-lived assets. For further discussion of our impairments of long-lived assets, see Note 5 — Property, Plant and Equipment and Intangible Assets of the “Consolidated Financial Statements” included in this Annual Report.

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

Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, or tax authorities successfully challenge certain of our tax positions.

As of December 31, 2022, we have U.S. federal NOL carryforwards of $6.8 billion, some of which expire between 2036 to 2037 while others have no expiration date. Subject to the CAMT discussed below, we expect to be able to utilize these NOL carryforwards and generate deductions to offset all or a portion of our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

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

While we expect to be able to utilize our NOL carryforwards and generate deductions to offset all or a portion of our future taxable income (subject to the CAMT discussed below), in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise) or our NOL carryforwards are subject to future limitations under Section 382, our future tax liability may be greater than expected.

Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes may adversely affect our financial condition, results of operations and cash flows.

U.S. federal and state legislation is periodically proposed that would, if enacted into law, make significant changes to tax laws and could materially increase our tax obligations, adversely affecting our financial condition, results of operations and cash flows. For example, on August 16, 2022, President Biden signed into law the IRA which includes, among other things, the CAMT. Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations.” The IRA treats a corporation as an applicable corporation in any taxable year in which the “average annual adjusted financial statement income” of such corporation for the three taxable year period ending prior to such taxable year exceeds $1 billion.

Based on our current interpretation of the IRA, the CAMT and related guidance and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate being an applicable corporation in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for a future year. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years.

The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA, the CAMT and related guidance. In the future the U.S. Department of the Treasury and the Internal Revenue Service are expected to release regulations and additional interpretive guidance relating to such legislation, and any significant variance from our current interpretation could result in a change in our analysis of the application of the CAMT to us.

Derivatives legislation and its implementing regulations could have a material adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act required the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act, and most of these regulations have been finalized.

In October 2020, the CFTC adopted new rules that will place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The new rules became effective in December 2020 but have a general compliance date of January 1, 2022 for covered future positions and January 1, 2023 for covered swaps positions. We have not experienced a material impediment to, and do not expect these regulations to materially impede, our hedging activity at this time.

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

We or our stockholders may sell shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2022, we had 226,042,229 outstanding shares of common stock. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations and powers, preferences, including preferences over our common stock respecting dividends and distributions, rights, qualifications, limitations and restrictions as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

Risks Related to Our Indebtedness

Continued increases in interest rates, due to associated Federal Reserve policies or otherwise, could adversely affect our cost of capital, which could increase our funding costs and reduce the overall profitability of our business.

We have significant exposure to increases in interest rates. As of December 31, 2022, our total indebtedness was $11,610.4 million, excluding $8.4 million of unamortized discounts and $65.6 million of debt issuance costs, of which $7,784.4 million was at fixed interest rates, $3,598.7 million was at variable interest rates and $227.3 million consisted of finance lease liabilities. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $36.0 million based on our December 31, 2022 debt balances. We additionally had $1.4 billion of additional borrowing capacity available under the TRGP Revolver after accounting for $33.2 million of letters of credit, under which borrowing is exposed to such increases in variable interest rates. As a result of our variable interest debt, our results of operations could be adversely affected by increases in interest rates, due to associated Federal Reserve policies or otherwise.

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

We have a substantial amount of indebtedness. As of December 31, 2022, we had $2.8 billion outstanding TRGP senior unsecured notes, excluding $8.4 million of unamortized discounts and $5.0 billion outstanding of the Partnership’s senior unsecured notes. We also had $800.0 million outstanding under the Securitization Facility. In addition, we had (i) $1.5 billion of borrowing outstanding under the Term Loan Facility, and (ii) $290.0 million of borrowings outstanding under the TRGP Revolver, $33.2 million of letters of credit outstanding, $1,008.7 million of borrowings outstanding under the Commercial Paper Program and $1.4 billion of additional borrowing capacity available under the TRGP Revolver. For the years ended December 31, 2022, 2021 and 2020, our consolidated interest expense, net was $446.1 million, $387.9 million and $391.3 million.

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

Our long-term unsecured debt is currently rated by Fitch, Moody’s and S&P. As of December 31, 2022, Targa’s senior unsecured debt was rated “BBB-” by Fitch, “Baa3” by Moody’s and “BBB-” by S&P. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

Our International Swaps and Derivatives Association (“ISDA”) agreements contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver as a result of our credit rating, our derivative positions are no longer secured. As of December 31, 2022, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $266.7 million. If our credit rating is downgraded below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2022, we would be required to post $31.4 million of collateral to certain counterparties per the terms of our ISDAs.

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

We may be able to incur substantial additional indebtedness in the future. The TRGP Revolver provides an available commitment of $2.75 billion and allows us to request increases in commitments up to an additional $500.0 million. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, this could increase the risks associated with compliance with our financial covenants.

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

A breach of any of these covenants could result in an event of default under our debt agreements. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If we are unable to repay the accelerated debt under the Securitization Facility, the lenders under the Securitization Facility could proceed against the collateral granted to them to secure the indebtedness. We have pledged the accounts receivables of Targa Receivables LLC under the Securitization Facility. If the indebtedness under our debt agreements is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Risks Related to Regulatory Matters

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers, are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recent laws such as the IRA advance numerous climate-related objectives. However, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, in August 2022, the IRA was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the federal Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The methane emissions fee and renewable and low carbon energy funding provisions of the law could increase our and our customers’ operating costs and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In response to President Biden's executive order calling on the EPA to revisit federal regulations regarding methane in November 2021, the EPA issued a proposed rule that, if finalized, would make the existing regulations in Subpart OOOOa more stringent and establish Subpart OOOOb to expand emissions reduction requirements for new, modified and reconstructed oil and gas sources, including certain source types not previously regulated under Subpart OOOOa. In addition, the proposed rule would create a new Subpart OOOOc which would require states to develop plans to reduce methane and volatile organic compound emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. In November 2022, the EPA published a supplemental methane proposal, which, among other items, sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that these requirements will be subject to legal challenges. While we cannot predict the final scope or compliance costs of these proposed regulatory requirements, any such requirements have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows.

Various states and groups of states have also adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on areas of coverage similar to what the federal government has or may consider, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which the multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, at COP26, the United States and European Union jointly announced the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The US also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. The impacts of these actions, orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP27, or other international conventions cannot be predicted at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on our operations.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, that may limit hydraulic fracturing of oil and natural gas wells, restrict flaring and venting during natural gas production on federal properties, and ban or restrict new or existing leases for production of minerals on federal properties. President Biden has issued several executive orders and strategies focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. Other actions relating to oil and natural gas production activities that could be pursued by the Biden Administration may include more restrictive requirements for the establishment of oil and natural gas pipeline infrastructure or the permitting of liquefied natural gas export facilities. For example, in November 2022 the BLM proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The U.S. Department of the Interior’s comprehensive review of the federal leasing program resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate. Any regulatory changes that restrict or require modifications to our or our suppliers’ existing operations or future expansions plans could reduce the demand for the products and services we provide, increase our operating costs and may have a negative impact on our financial condition.

Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Should we be targeted by any similar litigation, involvement in such a case could have adverse financial and reputational impacts and an unfavorable ruling could significantly impact our operations and adversely impact our financial condition.

Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have also become more attentive to sustainability lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (NGFS), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in September 2022, the Federal Reserve announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis exercise to enhance the ability of firms and supervisors to measure and mange climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023 which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. While we cannot predict what policies may result from these developments, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our and our suppliers’ and customers’ businesses and operations. In addition, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. A final rule is anticipated to be released by Q2 2023. Although the final form and substance of this rule and its requirements are not yet known and its ultimate impact on our business is uncertain, the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs for us and our suppliers and customers related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting or seeking more stringent conditions with respect to their investments in our customers in the energy industry and companies like ours that support the energy industry. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other extreme climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and those of our suppliers and customers and thus could have an adverse effect on our operations and supply chain, including resulting in changes to costs associated with maintaining or insuring our assets. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products our customers produce. While our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality. If any such effects of climate changes were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers.

Increasing stakeholder and market attention to ESG matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for our or our customers’ hydrocarbon products and additional governmental investigations and private litigation against us or those customers.

As part of our ongoing effort to enhance our ESG practices, our Board of Directors has established a Sustainability Committee. Committee members oversee management’s implementation of ESG policies and provide insight to the Board on the effectiveness of integrating sustainability into our various business activities. We have also appointed a senior vice president of sustainability, who reports directly to our CEO and also regularly provides reports on relevant ESG matters to our Board of Directors. We also published our 2021 Sustainability Report, which provides updates on our performance related to certain ESG topics and sets certain ESG goals, such as reductions in methane intensity in line with the ONE Future goals. While we may elect to seek out various additional voluntary ESG targets now or in the future, such targets are aspirational. Moreover, despite our governance oversight in place, we may not be able to adequately identify ESG-related risks and opportunities and, further, may not be able to meet ESG targets in the manner or on such a timeline as initially contemplated, or at all, including as a result of unforeseen costs or technical difficulties associated with achieving such results. Moreover, ESG-related actions or statements that we may make or take are sometimes based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. Moreover, to the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, we cannot guarantee that there will be sufficient offsets for purchase or that, notwithstanding our reliance on any reputable third party registries, that the offsets we do purchase will successfully achieve the emissions reductions they represent. Notwithstanding our election to pursue aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Additionally, we and other companies in our industry publish sustainability reports that are made available to investors. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding to us or our customers’ companies based on ESG concerns, which could adversely affect our financial condition and access to capital for potential growth projects. Increasingly, investors, lenders, and other stakeholders are focusing on issues related to environmental justice, which may result in increased scrutiny of our applicable regulatory processes and additional costs of compliance.

Furthermore, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and we could face increasing costs as we attempt to comply with and navigate further regulatory ESG-related focus and scrutiny.

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

While we do not conduct hydraulic fracturing, many of our oil and gas exploration and production customers do perform such activities. Hydraulic fracturing is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over, proposed or promulgated regulations governing, and conducted investigations relating to certain aspects of the process, including the EPA.

In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Moreover, President Biden issued an executive order in January 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices but, in August 2022, a U.S. District Court issued a permanent injunction that blocked President Biden’s order suspending new leases. Litigation concerning this issue remains pending. Notwithstanding these recent legal developments, further restrictions may be adopted by the Biden Administration that could restrict hydraulic fracturing activities on federal lands and waters. Many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including in states where we or our customers conduct operations. States could further elect to suspend or prohibit hydraulic fracturing activities in the future. While governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, non-governmental organizations may also seek to restrict hydraulic fracturing through ballot initiatives, such as those that have been pursued in Colorado. New or more stringent laws, regulations, executive orders or regulatory or ballot initiatives relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, cessations, or increased litigation. Any one or more of such developments could reduce demand for our gathering, processing and fractionation services and have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For example, in October 2021 the EPA announced plans to reconsider the Trump Administration’s December 2020 decision to retain the 2015 ground ozone standard, rather than making it more stringent, a decision on which is not expected until 2023. Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Most recently, in December 2022, the EPA and Corps released a final revised definition of “waters of the United States” founded upon the pre-2015 regulations and including updates to incorporate existing Supreme Court decisions and recognizing regional and geographic differences. However, the new rule has already been challenged, with the State of Texas and industry groups filing separate suits in federal court in Texas on January 18, 2023. Moreover, the EPA and the Corps have announced an intent to develop a subsequent rule further revising the definition. Judicial developments further add to this uncertainty. In October 2022, the U.S. Supreme Court heard arguments in Sackett v. EPA which involves issues relating to the legal tests used to determine whether wetlands are “waters of the United States.” The Supreme Court is expected to release an opinion in this case in 2023, which could impact the regulatory definition and its implementation. The implementation of the final rule and the resultant expansion of the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, could lead to delays, restrictions or cessation of the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows.

Separately, Nationwide Permit (“NWP”) 12, which is available under the Clean Water Act for certain oil and gas activities, has been subject to legal challenges and regulatory revision in recent years. Following legal challenges to NWP 12 in the federal district court for the District of Montana, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the Clean Water Act Section 401 certification process. The U.S. Supreme Court has since stayed this vacatur and the EPA has proposed a rule to update and replace the relevant regulations, public comment on which closed in August 2022. While the Corps has resumed permitting decisions for such NWPs, the Corps has advised that, as part of the permitting decision process, the Corps will coordinate with certifying authorities on Section 401 certifications as needed, which may result in permit delays or otherwise impact our operations or those of our customers. Additionally, in March 2022, the Corps announced that it was seeking stakeholder input on a formal review of NWP 12. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

A change in the jurisdictional characterization of some of our assets by federal, state, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may (i) cause our revenues to decline and operating expenses to increase or (ii) delay or increase the cost of expansion projects.

With the exception of the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, Targa Midland Gas Pipeline LLC, Midland-Permian Pipeline LLC, Targa SouthTex Mustang Transmission Ltd., and Targa SouthTex Transmission LP, which are each subject to FERC regulation under the NGPA or limited FERC regulation under the NGA, our natural gas pipeline operations are generally exempt from FERC regulation, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses, including certain FERC reporting and posting requirements in a given year. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. We also operate natural gas pipelines that extend from some of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Those facilities, known in the industry as “plant tailgate” pipelines, typically operate at transmission pressure levels and may transport “pipeline quality” natural gas. Because our plant tailgate pipelines are relatively short, we treat them as “stub” lines, which are exempt from FERC’s jurisdiction under the Natural Gas Act.

Targa NGL, Targa Gulf Coast, and Grand Prix Joint Venture have pipelines that are considered common carrier pipelines subject to regulation by FERC under the ICA. The ICA requires that we maintain tariffs on file with FERC for each of the Targa NGL, Targa Gulf Coast and Grand Prix Joint Venture common carrier pipelines that have not been granted a waiver. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory. With respect to pipelines that have been granted a waiver of the ICA and related regulations by FERC, should a particular pipeline’s circumstances change, FERC could, either at the request of other entities or on its own initiative, assert that such pipeline no longer qualifies for a waiver. In the event that FERC were to determine that one or more of these pipelines no longer qualified for a waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

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

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its natural gas and liquids regulatory activities, including, for example, its policies on open access transportation, gas quality, ratemaking, capacity release and market center promotion, may indirectly affect the natural gas and liquids markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas and liquids pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to transportation capacity. For more information regarding the regulation of our operations, see “Item 1. Business—Regulation of Operations.”

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more rigorous enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the NGPSA and HLPSA were amended in recent years by the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act and, most recently, the PIPES Act of 2020. Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Pipeline Safety Act directed the promulgation of expanded integrity management requirements, automatic or remote-controlled valve, and excess flow valve use, leak detection system installation, material strength pipeline testing and verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines, whereas the 2016 Pipeline Safety Act also empowered PHMSA to address unsafe conditions or practices constituting imminent hazards by imposing emergency measures on pipeline facility owners and operators without prior notice or an opportunity for a hearing. The PIPES Act of 2020 reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. In furtherance of the PIPES Act of 2020, PHMSA issued final rules in November 2021 and August 2022, respectively, imposing a number of additional requirements. For further details, please see the risk factor entitled “We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs.”

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA up to a maximum amount that is adjusted annually for inflation, which for 2023 equals approximately $1.5 million per violation per day, as well as authority to order disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, TPL SouthTex Pipeline Company LLC, Targa Midland Gas Pipeline LLC, Midland-Permian Pipeline LLC, Targa SouthTex Mustang Transmission Ltd., and Targa SouthTex Transmission LP, have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA up to a maximum amount that is adjusted annually for inflation, which for 2023 was up to approximately $15,662 per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.” Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time.

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

In October 2020, we sold Targa Channelview, but under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We have filed a petition for review with the Supreme Court of Texas, and the appeal remains pending. The cumulative amount of interest on the award through December 31, 2022, if accrued, would have been approximately $42.6 million.

Additional information required for this item is provided in Note 18 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report, which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “TRGP.” As of December 31, 2022, there were 182 stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 17, 2023, there were 226,639,398 shares of common stock outstanding.

Stock Performance Graph

On October 12, 2022, we were added to the Standard & Poor's 500 Stock Index (the "S&P 500 Index"). We replaced the NYSE Composite Index (the “NYSE Index”) with the S&P 500 Index, as we believe this index is a more relevant benchmark to measure the Company's performance. We have continued to present the NYSE Index in this Annual Report for 2022 as a transitional measure.

The graph below compares the cumulative total return to holders of Targa Resources Corp.’s common stock, the NYSE Index, the S&P 500 Index and the Alerian US Midstream Energy Index (the “AMUS Index”) during the period beginning on December 31, 2017 and ending on December 31, 2022. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
2017
2018
2019
2020
2021
2022
Targa Resources Corp. (TRGP)
NYSE Composite Index (^NYA)
Standard & Poor's 500 Stock Index (^S&P 500)
Alerian US Midstream Energy Index (^AMUS)

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Targa Resources Corp.	$100.00	$80.09	$99.46	$66.93	$133.87	$192.20
NYSE Index	$100.00	$91.05	$114.28	$122.26	$147.54	$133.75
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
AMUS Index	$100.00	$89.09	$102.95	$77.26	$112.04	$145.15

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend Policy

We intend to continue to pay a quarterly dividend to our common stockholders; however, any payment of future dividends is dependent upon our financial condition, results of operations, cash flows, the level of our capital expenditures, future business prospects and any other matters that our board of directors, in consultation with management, deems relevant. Covenants contained in our debt agreements could limit the payment of dividends. For a discussion of restrictions on our and our subsidiaries’ ability to pay dividends or make distributions, please see Note 8 – Debt Obligations in our Consolidated Financial Statements beginning on page F-1 in this Form 10-K.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2022.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
October 1, 2022 - October 31, 2022	135,863	$62.51	61,845	$167,765
November 1, 2022 - November 30, 2022	165,697	$72.53	165,442	$155,763
December 1, 2022 - December 31, 2022	168,511	$71.22	168,511	$173,762

_________________________________

(1)
Includes 395,798 shares purchased under our $500 million common share repurchase program, as well as 74,273 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in Part IV of this Annual Report. Additional sections in this Annual Report should be helpful to the reading of our discussion and analysis, including the following: (i) a description of our business strategy found in “Item 1. Business–Overview”; (ii) a description of recent developments, found in “Item 1. Business–Recent Developments”; and (iii) a description of risk factors affecting us and our business, found in “Item 1A. Risk Factors.” Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Commodity Prices

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among natural gas, NGL and crude oil prices. The volatility and uncertainty of natural gas, NGL and crude oil prices impact drilling, completion and other investment decisions by producers and ultimately supply to our systems. See “Item 1A. Risk Factors – Our cash flow is affected by supply and demand for natural gas, NGL products, and crude oil, and by natural gas, NGL, crude oil and condensate prices, and decreases in supply, demand or these prices could adversely affect our results of operations and financial condition.”

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

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2022
4th Quarter	$6.27	$0.72	$82.63
3rd Quarter	8.19	0.94	91.64
2nd Quarter	7.17	1.09	108.42
1st Quarter	4.92	1.04	94.38
2022 Average	6.64	0.95	94.27

2021
4th Quarter	$5.84	$0.94	$77.17
3rd Quarter	4.01	0.86	70.55
2nd Quarter	2.83	0.66	66.06
1st Quarter	2.70	0.65	57.80
2021 Average	3.85	0.78	67.90

(1)
Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)
“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2022: 43% ethane, 32% propane, 12% normal butane, 4% isobutane and 9% natural gasoline

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

Contract Terms, Contract Mix and the Impact of Commodity Prices

Across our operations and particularly in our Downstream Business, we benefit from long-term fee-based arrangements for our services. Our Gathering and Processing segment contract mix also has components of fee-based margin, such as fee floors and other fee-based services which mitigate against low commodity prices. The significant level of margin we derive from fee-based arrangements combined with our hedging arrangements helps to mitigate our exposure to commodity price movements. Volatility in commodity prices can have a significant impact on our profitability, especially those percent-of-proceeds contracts that create direct exposure to changes in energy prices by paying us for gathering and processing services with a portion of proceeds from the commodities handled (“equity volumes”).

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

Current economic conditions and competition for asset purchases and development opportunities could limit our ability to fully execute our growth strategy. Due to increased volatility in commodity prices and the broader market, the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all has been negatively impacted. We believe we have sufficient access to financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures in 2023 and beyond. For additional information regarding our financing activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Liquidity and Capital Resources.”

Increased Regulation

Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers and increased GHG emission regulations may cause reductions in supplies of natural gas, NGLs and crude oil from producers. Please read “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets”, “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change (including legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” and “Increasing stakeholder and market attention to ESG matters may impact our business” under Item 1A. of this Annual Report. Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations.

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

	Year Ended December 31,
	2022	2021
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$1,195.5	$71.2
Interest (income) expense, net	446.1	387.9
Income tax expense (benefit)	131.8	14.8
Depreciation and amortization expense	1,096.0	870.6
Impairment of long-lived assets	—	452.3
(Gain) loss on sale or disposition of assets	(9.6)	2.0
Write-down of assets	9.8	10.3
(Gain) loss from financing activities (1)	49.6	16.6
(Gain) loss from sale of equity method investment	(435.9)	—
Transaction costs related to business acquisition (2)	23.9	—
Equity (earnings) loss	(9.1)	23.9
Distributions from unconsolidated affiliates and preferred partner interests, net	27.2	116.5
Change in contingent considerations	—	0.1
Compensation on equity grants	57.5	59.2
Risk management activities	302.5	116.0
Noncontrolling interests adjustments (3)	15.8	(89.4)
Adjusted EBITDA	$2,901.1	$2,052.0
Interest expense on debt obligations (4)	(447.6)	(376.2)
Maintenance capital expenditures, net (5)	(168.1)	(131.7)
Cash taxes	(6.7)	(2.7)
Distributable Cash Flow	$2,278.7	$1,541.4
Growth capital expenditures, net (5)	(1,177.2)	(407.7)
Adjusted Free Cash Flow	$1,101.5	$1,133.7

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

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2022	2021	2022 vs. 2021
	(In millions)
Revenues:
Sales of commodities	$19,066.0	$15,602.5	$3,463.5	22%
Fees from midstream services	1,863.8	1,347.3	516.5	38%
Total revenues	20,929.8	16,949.8	3,980.0	23%
Product purchases and fuel	16,882.1	13,729.5	3,152.6	23%
Operating expenses	912.8	747.0	165.8	22%
Depreciation and amortization expense	1,096.0	870.6	225.4	26%
General and administrative expense	309.7	273.2	36.5	13%
Impairment of long-lived assets	—	452.3	(452.3)	(100%)
Other operating (income) expense	0.2	12.4	(12.2)	(98%)
Income (loss) from operations	1,729.0	864.8	864.2	100%
Interest expense, net	(446.1)	(387.9)	(58.2)	15%
Equity earnings (loss)	9.1	(23.9)	33.0	138%
Gain (loss) from financing activities	(49.6)	(16.6)	(33.0)	199%
Gain (loss) from sale of equity method investment	435.9	—	435.9	100%
Other, net	(15.1)	0.5	(15.6)	NM
Income tax (expense) benefit	(131.8)	(14.8)	(117.0)	NM
Net income (loss)	1,531.4	422.1	1,109.3	263%
Less: Net income (loss) attributable to noncontrolling interests	335.9	350.9	(15.0)	(4%)
Net income (loss) attributable to Targa Resources Corp.	1,195.5	71.2	1,124.3	NM
Premium on repurchase of noncontrolling interests, net of tax	53.2	—	53.2	100%
Dividends on Series A Preferred Stock	30.0	87.3	(57.3)	(66%)
Deemed dividends on Series A Preferred Stock	215.5	—	215.5	100%
Net income (loss) attributable to common shareholders	$896.8	$(16.1)	$912.9	NM
Financial data:
Adjusted EBITDA (1)	$2,901.1	$2,052.0	$849.1	41%
Distributable cash flow (1)	2,278.7	1,541.4	737.3	48%
Adjusted free cash flow (1)	1,101.5	1,133.7	(32.2)	(3%)

(1)
Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and, as a result, is not considered meaningful.

2022 Compared to 2021

The increase in commodity sales reflects higher natural gas, NGL and condensate prices ($3,116.3 million) and higher NGL, natural gas and condensate volumes ($615.9 million), partially offset by the unfavorable impact of hedges ($264.1 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees including the impact of the acquisition of certain assets in the Delaware Basin, and transportation and fractionation volumes, partially offset by lower export fees.

The increase in product purchases and fuel reflects higher natural gas, NGL and condensate prices and higher NGL, natural gas and condensate volumes.

The increase in operating expenses is primarily due to increased activity and system expansions, the acquisition of certain assets in South Texas and the Delaware Basin, and inflation, partially offset by the impact of a major winter storm that affected regions across Texas, New Mexico, Oklahoma and Louisiana during the first quarter of 2021.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the acquisition of certain assets in the Delaware Basin and South Texas, the shortening of depreciable lives of certain assets that have been, or will be, idled and the impact of system expansions on our asset base, partially offset by a lower depreciable base associated with assets that were impaired during the fourth quarter of 2021.

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

The increase in interest expense, net is primarily due to higher net borrowings, partially offset by the change in fair value of the mandatorily redeemable preferred interests, higher capitalized interest resulting from higher growth capital investments, and lower commitment fees.

The increase in equity earnings is primarily due to lower losses resulting from the purchase of our remaining interests in the two joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and lower losses from GCF, partially offset by lower earnings resulting from the impact of the GCX Sale and lower earnings from our investment in Little Missouri 4 LLC. See Note 7 – Investments in Unconsolidated Affiliates for further discussion.

During 2022, the Partnership redeemed the 5.375% Senior Notes due 2027 and the 5.875% Senior Notes due 2026. In addition, we terminated the Previous TRGP Revolver and the Partnership Revolver. These transactions resulted in a net loss from financing activities. During 2021, the Partnership redeemed the 5.125% Senior Notes due 2025 and the 4.250% Senior Notes due 2023 and Targa Pipeline Partners LP redeemed its TPL 4.750% Senior Notes due 2021 and TPL 5.875% Senior Notes due 2023, resulting in a net loss from financing activities.

During 2022, we completed the GCX Sale resulting in a gain from sale of an equity method investment. See Note 4 - Acquisitions and Divestitures for further discussion.

The increase in income tax expense is primarily due to an increase in pre-tax book income, partially offset by a larger release of the valuation allowance in 2022 compared to 2021, the impact of statutory rate changes in Oklahoma and Louisiana in 2021 and the correction of a state tax error in 2021.

The decrease in net income (loss) attributable to noncontrolling interests is primarily due to the DevCo JV Repurchase, partially offset by impairment losses in 2021 allocated to noncontrolling interest holders in the Carnero Joint Venture, higher income allocation to noncontrolling interests holders in the Grand Prix Joint Venture and Centrahoma Processing, LLC., and an increase in noncontrolling interest for a joint venture partner in WestTX.

The decrease in dividends on Series A Preferred is due to the full redemption of all of our issued and outstanding shares of Series A Preferred during 2022. See Note 11 – Preferred Stock for further discussion.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Year Ended:
December 31, 2022	$1,981.0	$1,456.3	$(302.4)
December 31, 2021	1,325.3	1,264.3	(115.9)

Gathering and Processing Segment

	Year Ended December 31,
	2022	2021	2022 vs. 2021
	(In millions, except operating statistics and price amounts)
Operating margin	$1,981.0	$1,325.3	$655.7	49%
Operating expenses	611.8	476.2	135.6	28%
Adjusted operating margin	$2,592.8	$1,801.5	$791.3	44%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	2,223.6	1,928.4	295.2	15%
Permian Delaware (5)	1,536.1	839.8	696.3	83%
Total Permian	3,759.7	2,768.2	991.5

SouthTX (6)	276.5	177.7	98.8	56%
North Texas	187.0	178.9	8.1	5%
SouthOK (6)	406.8	405.9	0.9	—
WestOK	208.7	212.6	(3.9)	(2%)
Total Central	1,079.0	975.1	103.9

Badlands (6) (7)	134.9	139.8	(4.9)	(4%)
Total Field	4,973.6	3,883.1	1,090.5

Coastal	537.6	587.2	(49.6)	(8%)

Total	5,511.2	4,470.3	1,040.9	23%
NGL production, MBbl/d (3)
Permian Midland (4)	321.7	277.9	43.8	16%
Permian Delaware (5)	193.9	114.1	79.8	70%
Total Permian	515.6	392.0	123.6

SouthTX (6)	31.2	22.2	9.0	41%
North Texas	21.2	20.1	1.1	5%
SouthOK (6)	47.6	49.5	(1.9)	(4%)
WestOK	14.6	16.5	(1.9)	(12%)
Total Central	114.6	108.3	6.3

Badlands (6)	16.1	16.2	(0.1)	(1%)
Total Field	646.3	516.5	129.8

Coastal	32.0	33.9	(1.9)	(6%)

Total	678.3	550.4	127.9	23%
Crude oil, Badlands, MBbl/d	117.6	140.9	(23.3)	(17%)
Crude oil, Permian, MBbl/d	29.5	35.0	(5.5)	(16%)
Natural gas sales, BBtu/d (3)	2,320.6	2,207.7	112.9	5%
NGL sales, MBbl/d (3)	438.7	394.6	44.1	11%
Condensate sales, MBbl/d	15.5	14.9	0.6	4%
Average realized prices - inclusive of hedges (8):
Natural gas, $/MMBtu	5.35	3.27	2.08	64%
NGL, $/gal	0.75	0.61	0.14	23%
Condensate, $/Bbl	88.26	60.02	28.24	47%

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	74.8	$(2.13)	$(159.2)	76.8	$(1.41)	$(108.0)
NGL (MMgal)	717.6	(0.30)	(213.0)	581.5	(0.26)	(153.1)
Crude oil (MBbl)	2.2	(31.73)	(69.8)	2.1	(14.33)	(30.1)
			$(442.0)			$(291.2)

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

2022 Compared to 2021

The increase in adjusted operating margin was due to higher realized commodity prices, higher natural gas inlet volumes, and higher fees resulting in increased margin predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to the acquisition of certain assets in the Delaware Basin during the third quarter of 2022, higher producer activity and the addition of the Legacy and Red Hills VI plants during the third quarter of 2022. The decrease in volumes in the Coastal region was due to lower producer activity.

The increase in operating expenses was predominantly due to the acquisition of certain assets in South Texas and the Delaware Basin in the second and third quarters of 2022, which included one-time acquisition costs. Additionally, higher volumes in the Permian, the addition of the Legacy and Red Hills VI plants during the third quarter of 2022 and the Heim plant in the third quarter of 2021, and inflation impacts, resulted in increased costs.

Logistics and Transportation Segment

	Year Ended December 31,
	2022	2021	2022 vs. 2021
	(In millions, except operating statistics)
Operating margin	$1,456.3	$1,264.3	$192.0	15%
Operating expenses	300.2	273.0	27.2	10%
Adjusted operating margin	$1,756.5	$1,537.3	$219.2	14%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	488.6	396.2	92.4	23%
Fractionation volumes	731.7	616.0	115.7	19%
Export volumes (3)	314.5	316.9	(2.4)	(1%)
NGL sales	866.3	834.9	31.4	4%

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

2022 Compared to 2021

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher marketing margin, partially offset by lower LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. Marketing margin increased due to greater optimization opportunities. LPG export margin decreased primarily due to higher fuel and power costs.

The increase in operating expenses was primarily due to higher repairs and maintenance.

Other

	Year Ended December 31,
	2022	2021	2022 vs. 2021
	(In millions)
Operating margin	$(302.4)	$(115.9)	$(186.5)
Adjusted operating margin	$(302.4)	$(115.9)	$(186.5)

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

Our Liquidity and Capital Resources

As of December 31, 2022, inclusive of our consolidated joint venture accounts, we had $219.0 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, Commercial Paper Program, Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

We believe our sources of liquidity and capital resources are sufficient to meet our anticipated cash requirements for at least the next twelve months to satisfy our obligations. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. For additional discussion on recent factors impacting our liquidity and capital resources, see “Recent Developments.”

Our liquidity and capital resources are managed on a consolidated basis. We have the ability to access the Partnership's liquidity as well as the ability to contribute capital to the Partnership. The actual amount we declare as dividends depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our board of directors deems relevant.

Short-term Liquidity

Our principal sources of short-term liquidity consist of internally generated cash flow, borrowings available under the TRGP Revolver, as well as our right to request additional commitment increases under the TRGP Revolver, the Securitization Facility, proceeds from debt and equity offerings, and joint ventures and/or asset sales. Based on anticipated levels of operations and absent any disruptive events, we believe our liquidity is sufficient to finance our operations, capital expenditures, quarterly cash dividends and obligations, as discussed further below, for at least the next twelve months.

Our short-term liquidity on a consolidated basis as of February 17, 2023, was:

Consolidated Total
(In millions)
Cash on hand (1)	$209.5
Total availability under the Securitization Facility	800.0
Total availability under the TRGP Revolver and Commercial Paper Program	2,750.0
3,759.5

Less: Outstanding borrowings under the Securitization Facility	(800.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(432.5)
Outstanding letters of credit under the TRGP Revolver	(35.2)
Total liquidity	$2,491.8

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of December 31, 2022, we had $33.2 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of December 31, 2022 decreased $181.4 million compared to December 31, 2021. The decrease was primarily due to higher net borrowing on the Securitization Facility, and higher accounts payable and accruals related to growth projects in the Permian, partially offset by an increase to NGL inventory, higher net assets from hedging activities, and an increase in receivables resulting from higher commodity prices.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements. The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRGP Revolver, Term Loan Facility, the Securitization Facility, and the potential for variable rate borrowing under the Commercial Paper Program. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2022, we did not have any interest rate hedges.

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

In February 2022, we entered into the TRGP Revolver. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion, with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver, including a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures in February 2027. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver and the Partnership Revolver. In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from S&P and Fitch, and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s. As a result, in accordance with the TRGP Revolver, the collateral under the TRGP Revolver was released from the liens securing our obligations thereunder. As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss of $0.8 million due to a write-off of debt issuance costs.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of December 31, 2022, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

In March 2022, the Partnership redeemed all of the 5.375% Notes with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

In April 2022, we completed an underwritten public offering of the 4.200% Notes and the 4.950% Notes, resulting in net proceeds of approximately $1.5 billion. A portion of the net proceeds from the issuance was used to fund the concurrent March Tender Offer and the subsequent redemption of the Partnership’s 5.875% Notes, with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

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

In May 2022, we redeemed all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 11 - Preferred Stock in our Consolidated Financial Statements beginning on page F-1 in this Form 10-K.

In July 2022, we completed an underwritten public offering of the 5.200% Notes and the 6.250% Notes, resulting in net proceeds of approximately $1.2 billion. We used the net proceeds from the issuance to fund a portion of the Delaware Basin Acquisition.

In July 2022, we entered into the Term Loan Facility. The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility and matures in July 2025. We used the proceeds to fund a portion of the Delaware Basin Acquisition.

In July 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. We maintain a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program as support. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver. As of December 31, 2022, we had $1.0 billion outstanding under the Commercial Paper Program.

In January 2023, we completed the underwritten public offering of the 6.125% Notes and the 6.500% Notes, resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining net proceeds for general corporate purposes, including to reduce borrowings under the TRGP Revolver and the Commercial Paper Program.

In the future, we or the Partnership may redeem, purchase or exchange certain of our and/or the Partnership’s outstanding debt through redemption calls, cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such calls, repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

To date, our debt balances and our subsidiaries’ debt balances have not adversely affected our operations, ability to grow or ability to repay or refinance indebtedness.

Compliance with Debt Covenants

As of December 31, 2022, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Year Ended December 31,
2022	2021	2022 vs. 2021
(In millions)
$2,380.8	$2,302.9	$77.9

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

Cash Flows from Investing Activities

Year Ended December 31,
2022	2021	2022 vs. 2021
(In millions)
$(4,149.7)	$(473.2)	$(3,676.5)

The increase in net cash used in investing activities was primarily due to the outlays for the Delaware Basin Acquisition and the South Texas Acquisition. Additionally, there were higher outlays for property, plant and equipment resulting from construction activities in the Permian, partially offset by proceeds from the GCX Sale. See “Recent Developments” for further details on our 2022 expansions.

Cash Flows from Financing Activities

	Year Ended December 31,
	2022	2021
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$4,651.5	$(1,189.1)
Redemption of Series A Preferred Stock	(965.2)	—
Repurchase of noncontrolling interests	(926.3)	—
Dividends	(379.7)	(187.5)
Contributions from (distributions to) noncontrolling interests	(290.3)	(484.2)
Repurchase of shares	(260.6)	(53.2)
Net cash provided by (used in) financing activities	$1,829.4	$(1,914.0)

The change in net cash provided by (used in) financing activities was primarily due to net borrowings of debt in 2022, as compared to net repayments of debt in 2021, partially offset by the redemption of the Series A Preferred and repurchases of non-controlling interests in the DevCo JVs and common stock during 2022. Additionally, higher dividends were paid in 2022 due to the increase in our common stock dividends from $0.10 to $0.35 per common share in January 2022.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Our subsidiaries that guarantee our obligations under the TRGP Revolver (the “Obligated Group”) also fully and unconditionally guarantee, jointly and severally, the payment of TRGP’s and the Partnership Issuers’ senior notes, the payment of the notes under the Commercial Paper Program and our obligations under the Term Loan Facility, subject to certain limited exceptions.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group follows:

Summarized Combined Balance Sheet Information
December 31, 2022
(In millions)
ASSETS
Current assets	$1,386.9
Current assets - affiliates	6.0
Long-term assets	10,163.5
Long-term assets - affiliates	10.5
Total assets	$11,566.9

LIABILITIES AND OWNERS' EQUITY
Current liabilities	$1,779.3
Current liabilities - affiliates	64.2
Long-term liabilities	11,315.6
Targa Resources Corp. stockholders' equity	(1,592.2)
Total liabilities and owners' equity	$11,566.9

Summarized Combined Statement of Operations Information
Year Ended
December 31, 2022
(In millions)
Revenues	$21,264.0
Operating income (loss)	205.3
Net income (loss)	101.6
Dividends on Series A Preferred	30.0

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
December 31, 2022	February 15, 2023	$80.5	$79.3	$1.2	$0.35000
September 30, 2022	November 15, 2022	80.5	79.2	1.3	0.35000
June 30, 2022	August 15, 2022	80.7	79.3	1.4	0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000

(1)
Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Preferred Dividends

Series A Preferred Redemption

In May 2022, we redeemed in full all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated. See Note 11 - Preferred Stock to our Consolidated Financial Statements.

Prior to the redemption of our Series A Preferred in May 2022, our Series A Preferred bore a cumulative 9.5% fixed dividend payable at the end of each fiscal quarter. During the year ended December 31, 2022, we paid $51.8 million of dividends to preferred shareholders.

Capital Expenditures

The following table details cash outlays for capital projects for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In millions)
Capital expenditures:
Growth (1)	$1,219.0	$421.9
Maintenance (2)	175.4	138.6
Gross capital expenditures	1,394.4	560.5
Transfers from materials and supplies inventory to property, plant and equipment	—	(2.4)
Change in capital project payables and accruals, net	(60.1)	(53.0)
Cash outlays for capital projects	$1,334.3	$505.1

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $1,177.2 million and $407.7 million for the years ended December 31, 2022 and 2021.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $168.1 million and $131.7 million for the years ended December 31, 2022 and 2021.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian in response to forecasted production growth and higher activity levels, and expansions in our downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With our announced natural gas processing additions currently under construction in the Permian region, coupled with the construction of our Daytona NGL Pipeline and Train 9 fractionator in Mont Belvieu, we currently estimate that in 2023 we will invest between $1.8 to $1.9 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2023 maintenance capital expenditures, net of noncontrolling interests, will be approximately $175 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, there were $243.2 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. The following is a summary of our material future contractual obligations:

Contractual Obligations:	Total	Within 12 Months
	(in millions)
Long-term debt obligations (1)	$10,583.1	$—
Interest on debt obligations (2)	4,869.6	570.9
Operating leases (3)	47.1	15.7
Finance leases (4)	265.3	42.5
Land site lease and rights of way (5)	247.6	6.9
Purchase obligations (6)	2,437.8	1,341.4
Other long-term liabilities (7)	133.4	41.7
Total	$18,583.9	$2,019.1

(1)
Represents scheduled future maturities of long-term debt obligation. See Note 8 - Debt Obligations for more information.
(2)
Represents interest expense on long-term debt obligations based on both fixed debt interest rates and prevailing December 31, 2022 rates for floating debt. See Note 8 - Debt Obligations for more information.
(3)
Includes minimum payments on operating lease obligations for office space and railcars. See Note 10 - Leases for more information.
(4)
Includes minimum payments on finance lease obligations for compressors, substations, vehicles and tractors. See Note 10 - Leases for more information.
(5)
Land site lease and rights of way provide for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual. See Note 17 - Commitments for more information.
(6)
Includes commitments for pipeline capacity payments for firm transportation and throughput and deficiency agreements, purchase of natural gas and NGLs, capital expenditures, operating expenses and service contracts. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2022.
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

Business Acquisitions

For business acquisitions, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Goodwill results when the cost of a business acquisition exceeds the fair value of the net identifiable assets of the acquired business. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, pricing and cash flows, benchmark analysis of comparable public companies, discount rates, expectations regarding customer contracts and relationships, and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest in the investee, the duration of each liability, and any resulting goodwill can materially impact the financial statements in periods after acquisition. See Note 4 – Acquisitions and Divestitures in our Consolidated Financial Statements.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2022, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short term commodity related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

When entering into new hedges, we intend to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon the expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The fair values of our natural gas and NGL hedges are based on published index prices for delivery at various locations, which closely approximate the actual natural gas and NGL delivery points. A portion of our condensate sales are hedged using crude oil hedges that are based on the NYMEX futures contracts for West Texas Intermediate light, sweet crude.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2022:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(267.6)	$(185.1)	$(350.1)
NGLs	34.2	123.1	(54.7)
Crude oil	(22.4)	5.7	(50.5)
Total	$(255.8)	$(56.3)	$(455.3)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the years ended December 31, 2022 and 2021, our operating revenues decreased by $(754.7) million and $(490.6) million as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $316.7 million at December 31, 2021 to $255.8 million at December 31, 2022. Forward commodity prices have increased relative to the fixed prices on our derivative contracts, creating the net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and the Term Loan Facility. As of December 31, 2022, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program, the Securitization Facility and the Term Loan Facility will also increase. As of December 31, 2022, we had $3.6 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $36.0 million based on our December 31, 2022 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the International Swap Dealers Association agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $19.1 million as of December 31, 2022. The range of losses attributable to our individual counterparties as of December 31, 2022 would be between $1.9 million and $16.4 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for doubtful accounts was $2.2 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively. The change in the allowance for doubtful accounts was primarily due to the Delaware Basin Acquisition.

No customer comprised 10% or greater of our consolidated revenues during the years ended December 31, 2022 and 2021, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)
Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2022.

In July 2022, we completed the Delaware Basin Acquisition. The Delaware Basin Acquisition constituted approximately 2% of total consolidated revenues for the year ended December 31, 2022 and approximately 10% of total consolidated assets at December 31, 2022. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2022 excluded the Delaware Basin Acquisition. This exclusion is in accordance with the SEC guidance that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.

(b)
Changes in Internal Control Over Financial Reporting

Other than as set forth above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

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

3.6	Second Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 5, 2022 (File No. 001-34991)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

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

4.9

Parent Guarantee dated as of February 18, 2022, by and among Targa Resources Corp. and certain of its subsidiaries (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 23, 2022 (File No. 001-34991)).

4.10

Indenture dated as of October 17, 2017 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 17, 2017 (File No. 001-33303)).

4.11

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

4.12

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

4.13

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

4.14

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

4.15

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

4.16

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

4.17

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

4.18

Supplemental Indenture dated November 30, 2021 to Indenture dated October 17, 2017, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

4.19

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

4.20

Supplemental Indenture dated June 17, 2022 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 4, 2022 (File No. 001-34991)).

4.21

Supplemental Indenture dated August 2, 2022 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.22

Indenture dated as of January 17, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2019 (File No. 001-33303)).

4.23

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

4.24

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

4.25

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

4.26

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

4.27

Supplemental Indenture dated November 30, 2021 to Indenture dated January 17, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.60 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

4.28

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

4.29

Supplemental Indenture dated June 17, 2022 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 4, 2022 (File No. 001-34991)).

4.30

Supplemental Indenture dated August 2, 2022 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.31

Indenture dated as of November 27, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 3, 2019 (File No. 001-33303)).

4.32

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

4.33

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

4.34

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

4.35

Supplemental Indenture dated November 30, 2021 to Indenture dated November 27, 2019, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.67 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

4.36

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

4.37

Supplemental Indenture dated June 17, 2022 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 4, 2022 (File No. 001-34991)).

4.38

Supplemental Indenture dated August 2, 2022 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.39

Indenture dated as of August 18, 2020 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 21, 2020 (File No. 001-33303)).

4.40

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

4.41

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

4.42

Supplemental Indenture dated November 30, 2021 to Indenture dated August 18, 2020, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.73 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

4.43

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

4.44

Supplemental Indenture dated June 17, 2022 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 4, 2022 (File No. 001-34991)).

4.45

Supplemental Indenture dated August 2, 2022 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.46

Indenture dated as of February 2, 2021 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 5, 2021 (File No. 001-33303)).

4.47

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

4.48

Supplemental Indenture dated November 30, 2021 to Indenture dated February 2, 2021, among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.79 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

4.49

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

4.50

Supplemental Indenture dated June 17, 2022 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 4, 2022 (File No. 001-34991)).

4.51

Supplemental Indenture dated August 2, 2022 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.52

Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.53

First Supplemental Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.54	Form of Notes (included in Exhibit 4.53 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.55

Second Supplemental Indenture dated as of June 22, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Targa Resources Corp.’s Post-Effective Amendment No. 1 to Form S-3 filed June 22, 2022 (Registration No. 333-263730)).

4.56

Third Supplemental Indenture, dated as of July 7, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.57	Form of Notes (included in Exhibit 4.56 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.58

Fourth Supplemental Indenture dated as of August 2, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.59

Fifth Supplemental Indenture, dated as of January 9, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed January 9, 2023 (File No. 001-34991)).

4.60	Form of Notes (included in Exhibit 4.59 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 9, 2023 (File No. 001-34991)).

10.1

Credit Agreement dated as of February 17, 2022, by and among Targa Resources Corp., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 23, 2022 (File No. 001-34991)).

10.2+

Amended and Restated Targa Resources Corp. 2010 Stock Incentive Plan, as amended and restated effective May 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed May 23, 2017 (File No. 001-34991)).

10.3+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.4+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 18, 2013 (File No. 001-34991)).

10.5+

Form of Restricted Stock Agreement for Directors, dated as of January 17, 2018 (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-34991)).

10.6+

Form of Restricted Stock Agreement under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 10, 2016 (File No. 001-34991)).

10.7+

Form of Performance Share Unit Grant Agreement, dated as of January 17, 2019 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Targa Resources Corp.’s Annual Report on Form 10-K filed March 1, 2019 (File No. 001-34991).

10.8+

Form of Performance Share Unit Grant Agreement, dated as of January 16, 2020 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2020 (File No. 001-34991)).

10.9+

Form of Performance Share Unit Grant Agreement, dated as of January 20, 2022 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.10+

Omnibus Amendment to Performance Share Unit Grant Agreements, dated as of December 15, 2021 (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.11+

Form of Restricted Stock Unit Agreement (Bonus Grant), dated as of January 16, 2020 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2020 (File No. 001-34991)).

10.12+

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

10.14+

First Amendment to the Targa Resources Corp. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 18, 2021 (File No. 001-34991)).

10.15+

Targa Resources Executive Officer Change in Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 19, 2012 (File No. 001-34991)).

10.16+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-34991)).

10.17

Registration Rights Agreement dated as of October 17, 2017 among the Issuers, the Guarantors and Citigroup Global Markets Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed October 17, 2017).

10.18

Registration Rights Agreement dated as of January 17, 2019 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

10.19

Registration Rights Agreement dated as of January 17, 2019 among the Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.3 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed January 23, 2019).

10.20

Registration Rights Agreement dated as of November 27, 2019 among the Issuers, the Guarantors and RBC Capital Markets, LLC, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit to 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed December 3, 2019.

10.21

Registration Rights Agreement dated as of August 18, 2020 among the Issuers, the Guarantors and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K (File No. 001-33303) filed August 21, 2020).

10.22

Registration Rights Agreement dated as of February 2, 2021 among the Issuers, the Guarantors and BofA Securities, Inc., as representative of the several Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 5, 2021 (File No. 001-33303)).

10.23+

Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.24+

Targa Resources Partners LP Indemnification Agreement for Robert B. Evans dated February 14, 2007 (incorporated by reference to Exhibit 10.11 to Targa Resources Partners LP’s Annual Report on Form 10-K filed April 2, 2007 (File No. 001-33303)).

10.25+

Indemnification Agreement by and between Targa Resources Corp. and Laura C. Fulton, dated February 26, 2013 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 1, 2013 (File No. 001-34991)).

10.26+

Indemnification Agreement by and between Targa Resources Corp. and Waters S. Davis, IV, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 24, 2015 (File No. 001-34991)).

10.27+

Indemnification Agreement by and between Targa Resources Corp. and D. Scott Pryor, dated November 12, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-34991)).

10.28+

Indemnification Agreement by and between Targa Resources Corp. and Patrick J. McDonie, dated November 12, 2015 (incorporated by reference to Exhibit 10.2 to Targa Resources Corp.’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-34991)).

10.29+

Indemnification Agreement by and between Targa Resources Corp. and Clark White, dated November 12, 2015 (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-34991)).

10.30+

Indemnification Agreement by and between Targa Resources Corp. and Robert B. Evans, dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 7, 2016 (File No. 001-34991)).

10.31+

Indemnification Agreement by and between Targa Resources Corp. and Robert Muraro, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-34991)).

10.32+

Indemnification Agreement by and between Targa Resources Corp. and Beth A. Bowman, dated September 7, 2018 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed September 11, 2018 (File No. 001-34991)).

10.33+

Indemnification Agreement by and between Targa Resources Corp. and Julie Boushka, dated February 22, 2017 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed March 5, 2019 (File No. 001-34991)).

10.34+

Indemnification Agreement by and between Targa Resources Corp. and Jennifer Kneale, dated July 1, 2016 (incorporated by reference to Exhibit 10.90 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2020 (File No. 001-34991)).

10.35+

Indemnification Agreement by and between Targa Resources Corp. and Lindsey M. Cooksen, dated June 1, 2020 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed June 3, 2020 (File No. 001-34991)).

10.36

Amended and Restated Registration Rights Agreement dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 12, 2010 (File No. 333-169277)).

10.37

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

10.38

Purchase and Sale Agreement, dated January 10, 2013, between the originators from time to time party thereto as Originators and Targa Receivables LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.39

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

10.40

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

10.41

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

10.42

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

10.43

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

10.44

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

10.45

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

10.46

Eleventh Amendment to Receivables Purchase Agreement, dated December 13, 2021, by and among Targa Receivables LLC, as seller, Targa Resources Partners LP, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.104 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 24, 2022 (File No. 001-34991)).

10.47

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

10.48

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

10.49

Term Loan Agreement, dated as of July 12, 2022, among Targa Resources Corp., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 12, 2022 (File No. 001-34991)).

10.50

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.51

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

21.1*	List of Subsidiaries of Targa Resources Corp.

22.1*	List of Subsidiary Guarantors.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: February 22, 2023	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

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

In July 2022, we completed the Delaware Basin Acquisition. The Delaware Basin Acquisition constituted approximately 2% of total consolidated revenues for the year ended December 31, 2022 and approximately 10% of total consolidated assets at December 31, 2022. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2022 excluded the Delaware Basin Acquisition. This exclusion is in accordance with the SEC guidance that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Targa Resources Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and Series A preferred stock and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Lucid Energy Delaware, LLC (“Delaware Basin Acquisition”) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Delaware Basin Acquisition from our audit of internal control over financial reporting. Delaware Basin Acquisition is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 10% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Delaware Basin Acquisition – Valuation of the Customer Relationships Intangible Asset

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”). The acquisition resulted in a $1,882.0 million customer relationships intangible asset being recorded. The fair value of customer relationships was determined at the date of acquisition based on the present value of estimated future cash flows using the multi-period excess earnings method. The significant assumptions used by management in determining the fair value of customer relationships intangible assets include future revenues, discount rate, and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the Delaware Basin Acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, discount rate, and customer attrition rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired customer relationships intangible asset and controls over the development of the significant assumptions used by management related to future revenues, discount rate, and customer attrition rates. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of significant assumptions related to future revenues, discount rate, and customer attrition rates. Evaluating the reasonableness of management’s significant assumptions related to future revenues involved considering the past performance of the acquired business, consistency with economic and industry forecasts, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s multi-period excess earnings method and the reasonableness of discount rate and customer attrition rates significant assumptions.

/s/PricewaterhouseCoopers LLP

Houston, Texas

February 22, 2023

We have served as the Company’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$219.0	$158.5
Trade receivables, net of allowances of $2.2 million and $0.1 million at December 31, 2022 and December 31, 2021	1,408.4	1,331.9
Inventories	393.8	153.4
Assets from risk management activities	179.9	43.1
Other current assets	155.5	82.9
Total current assets	2,356.6	1,769.8
Property, plant and equipment, net	14,214.6	11,667.7
Intangible assets, net	2,734.6	1,094.8
Long-term assets from risk management activities	24.5	7.7
Investments in unconsolidated affiliates	131.3	586.5
Other long-term assets	98.4	81.7
Total assets	$19,560.0	$15,208.2

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,448.8	$1,402.3
Accrued liabilities	273.3	272.2
Distributions payable	16.2	64.5
Interest payable	174.0	138.5
Liabilities from risk management activities	320.1	258.2
Current debt obligations	834.3	162.8
Total current liabilities	3,066.7	2,298.5
Long-term debt	10,702.1	6,434.4
Long-term liabilities from risk management activities	140.1	109.3
Deferred income taxes, net	327.7	136.0
Other long-term liabilities	341.2	301.6
Commitments and Contingencies (see Notes 17 and 18)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, zero and 919,300 shares issued and outstanding as of December 31, 2022 and December 31, 2021), net of discount (see Note 11)	—	749.7
Owners' equity:
Targa Resources Corp. stockholders' equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of December 31, 2022 and December 31, 2021)	0.2	0.2
Issued Outstanding
December 31, 2022 237,939,058 226,042,229
December 31, 2021 236,105,293 228,221,122
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, zero shares issued and outstanding)	—	—
Additional paid-in capital	3,702.3	4,268.9
Retained earnings (deficit)	(626.8)	(1,822.3)
Accumulated other comprehensive income (loss)	54.7	(230.9)
Treasury stock, at cost (11,896,829 shares as of December 31, 2022 and 7,884,171 shares as of December 31, 2021)	(464.7)	(204.1)
Total Targa Resources Corp. stockholders' equity	2,665.7	2,011.8
Noncontrolling interests	2,316.5	3,166.9
Total owners' equity	4,982.2	5,178.7
Total liabilities, Series A Preferred Stock and owners' equity	$19,560.0	$15,208.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$19,066.0	$15,602.5	$7,171.0
Fees from midstream services	1,863.8	1,347.3	1,089.3
Total revenues	20,929.8	16,949.8	8,260.3
Costs and expenses:
Product purchases and fuel	16,882.1	13,729.5	5,186.5
Operating expenses	912.8	747.0	698.4
Depreciation and amortization expense	1,096.0	870.6	865.1
General and administrative expense	309.7	273.2	254.6
Impairment of long-lived assets	—	452.3	2,442.8
Other operating (income) expense	0.2	12.4	116.6
Income (loss) from operations	1,729.0	864.8	(1,303.7)
Other income (expense):
Interest expense, net	(446.1)	(387.9)	(391.3)
Equity earnings (loss)	9.1	(23.9)	72.6
Gain (loss) from financing activities	(49.6)	(16.6)	45.6
Gain (loss) from sale of equity method investment	435.9	—	—
Other, net	(15.1)	0.5	3.7
Income (loss) before income taxes	1,663.2	436.9	(1,573.1)
Income tax (expense) benefit	(131.8)	(14.8)	248.1
Net income (loss)	1,531.4	422.1	(1,325.0)
Less: Net income (loss) attributable to noncontrolling interests	335.9	350.9	228.9
Net income (loss) attributable to Targa Resources Corp.	1,195.5	71.2	(1,553.9)
Premium on repurchase of noncontrolling interests, net of tax	53.2	—	—
Dividends on Series A Preferred Stock	30.0	87.3	91.7
Deemed dividends on Series A Preferred Stock	215.5	—	39.2
Net income (loss) attributable to common shareholders	$896.8	$(16.1)	$(1,684.8)

Net income (loss) per common share - basic	$3.95	$(0.07)	$(7.26)
Net income (loss) per common share - diluted	$3.88	$(0.07)	$(7.26)
Weighted average shares outstanding - basic	227.3	228.6	232.2
Weighted average shares outstanding - diluted	231.1	228.6	232.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022			2021			2020
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(In millions)

Net income (loss)			$1,531.4			$422.1			$(1,325.0)
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(5.6)	$1.3	(4.3)	$(534.6)	$128.4	(406.2)	$(218.3)	$51.5	(166.8)
Settlements reclassified to revenues	373.0	(83.1)	289.9	417.3	(100.2)	317.1	(90.8)	23.3	(67.5)
Other comprehensive income (loss)	367.4	(81.8)	285.6	(117.3)	28.2	(89.1)	(309.1)	74.8	(234.3)
Comprehensive income (loss)			1,817.0			333.0			(1,559.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests			335.9			350.9			228.9
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,481.1			$(17.9)			$(1,788.2)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)

Balance, December 31, 2019	232,844	$0.2	$5,221.2	$(339.6)	$92.5	1,010	$(53.5)	$3,522.1	$8,442.9	$278.8
Compensation on equity grants	—	—	66.2	—	—	—	—	—	66.2	—
Distribution equivalent rights	—	—	(5.4)	—	—	—	—	—	(5.4)	—
Shares issued under compensation program	939	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(235)	—	—	—	—	235	(5.9)	—	(5.9)	—
Repurchases of common stock	(5,486)	—	—	—	—	5,486	(91.5)		(91.5)
Series A Preferred Stock dividends
Dividends - $95.00 per share	—	—	—	(91.7)	—	—	—	—	(91.7)	—
Dividends in excess of retained earnings	—	—	(91.7)	91.7	—	—	—	—	—	—
Deemed dividends - accretion of beneficial conversion feature / partial repurchase of Series A Preferred Stock	—	—	(39.2)	—	—	—	—	—	(39.2)	37.6
Common stock dividends
Dividends - $1.21 per share	—	—	—	(282.0)	—	—	—	—	(282.0)	—
Dividends in excess of retained earnings	—	—	(282.0)	282.0	—	—	—	—	—	—
Partial repurchase of Series A Preferred Stock	—	—	(29.2)	—	—	—	—	—	(29.2)	(15.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(570.7)	(570.7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	41.5	41.5	—
Non-cash allocation to noncontrolling interests	—	—	—	—	—	—	—	27.5	27.5	—
Other comprehensive income (loss)	—	—	—	—	(234.3)	—	—	—	(234.3)	—
Net income (loss)	—	—	—	(1,553.9)	—	—	—	228.9	(1,325.0)	—
Balance, December 31, 2020	228,062	0.2	4,839.9	(1,893.5)	(141.8)	6,731	(150.9)	3,249.3	5,903.2	301.4
Impact of accounting standard adoption	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	59.2	—	—	—	—	—	59.2	—
Distribution equivalent rights	—	—	(3.1)	—	—	—	—	—	(3.1)	—
Shares issued under compensation program	1,312	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(397)	—	—	—	—	397	(13.2)	—	(13.2)	—
Repurchases of common stock	(756)	—	—	—	—	756	(40.0)	—	(40.0)	—
Series A Preferred Stock dividends
Dividends - $95.00 per share	—	—	—	(87.3)	—	—	—	—	(87.3)	—
Dividends in excess of retained earnings	—	—	(87.3)	87.3	—	—	—	—	—	—
Common stock dividends
Dividends - $0.40 per share	—	—	—	(91.5)	—	—	—	—	(91.5)	—
Dividends in excess of retained earnings	—	—	(91.5)	91.5	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(449.1)	(449.1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.8	15.8	—
Other comprehensive income (loss)	—	—	—	—	(89.1)	—	—	—	(89.1)	—
Net income (loss)	—	—	—	71.2	—	—	—	350.9	422.1	—
Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owner's	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)

Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7
Compensation on equity grants	—	—	57.5	—	—	—	—	—	57.5	—
Distribution equivalent rights	—	—	(7.1)	—	—	—	—	—	(7.1)	—
Shares issued under compensation program	1,834	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(601)	—	—	—	—	601	(35.8)	—	(35.8)	—
Repurchases of common stock	(3,412)	—	—	—	—	3,412	(224.8)	—	(224.8)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(30.0)	—	—	—	—	(30.0)	—
Dividends in excess of retained earnings	—	—	(30.0)	30.0	—	—	—	—	—	—
Deemed dividends - redemption of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $1.40 per share	—	—	—	(318.3)	—	—	—	—	(318.3)	—
Dividends in excess of retained earnings	—	—	(318.3)	318.3	—	—	—	—	—	—
Redemption of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(354.5)	(354.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26.1	26.1	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.2)	—	—	—	—	(857.9)	(911.1)	—
Other comprehensive income (loss)	—	—	—	—	285.6	—	—	—	285.6	—
Net income (loss)	—	—	—	1,195.5	—	—	—	335.9	1,531.4	—
Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,531.4	$422.1	$(1,325.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	10.5	10.3	11.1
Compensation on equity grants	57.5	59.2	66.2
Depreciation and amortization expense	1,096.0	870.6	865.1
Impairment of long-lived assets	—	452.3	2,442.8
(Gain) loss on sale or disposition of assets	(9.6)	2.0	58.4
Write-downs of assets	9.8	10.3	55.6
Accretion of asset retirement obligations	4.8	4.0	3.6
Deferred income tax expense (benefit)	125.1	12.1	(232.7)
Equity (earnings) loss of unconsolidated affiliates	(9.1)	23.9	(72.6)
Distributions of earnings received from unconsolidated affiliates	12.2	84.0	86.8
Risk management activities	302.5	116.0	(228.2)
(Gain) loss from financing activities	49.6	16.6	(45.6)
(Gain) loss from sale of equity method investment	(435.9)	—	—
Change in contingent considerations	—	0.1	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	219.7	(392.4)	(25.6)
Inventories	(236.2)	40.6	(27.7)
Accounts payable, accrued liabilities and other liabilities	(383.0)	565.3	105.7
Interest payable	35.5	5.9	6.9
Net cash provided by operating activities	2,380.8	2,302.9	1,744.5
Cash flows from investing activities
Outlays for property, plant and equipment	(1,334.3)	(505.1)	(951.6)
Outlays for business acquisition, net of cash acquired	(3,503.9)	—	—
Outlays for asset acquisition, net of cash acquired	(205.2)	—	—
Proceeds from sale of assets	23.0	12.2	198.7
Investments in unconsolidated affiliates	(1.5)	(0.6)	(2.7)
Proceeds from sale of equity method investment	857.0	—	—
Return of capital from unconsolidated affiliates	16.8	20.2	13.2
Other, net	(1.6)	0.1	4.3
Net cash provided by (used in) investing activities	(4,149.7)	(473.2)	(738.1)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	5,845.0	620.0	2,195.0
Repayments of credit facilities	(5,555.0)	(1,455.0)	(1,795.0)
Proceeds from borrowings of commercial paper notes	30,504.3	—	—
Repayments of commercial paper notes	(29,495.6)	—	—
Proceeds from borrowings under term loan facility	1,500.0	—	—
Proceeds from borrowings under accounts receivable securitization facility	1,230.0	630.0	576.4
Repayments of accounts receivable securitization facility	(580.0)	(830.0)	(596.4)
Proceeds from issuance of senior notes	2,741.4	1,000.0	1,000.0
Redemption of senior notes	(1,473.2)	(1,132.0)	(1,390.6)
Principal payments of finance leases	(19.7)	(12.5)	(12.4)
Costs incurred in connection with financing arrangements	(45.7)	(9.6)	(9.9)
Repurchase of shares	(260.6)	(53.2)	(97.4)
Contributions from noncontrolling interests	26.1	15.8	41.5
Redemption of Preferred Units	—	—	(125.0)
Distributions to noncontrolling interests	(316.4)	(500.0)	(439.2)
Repurchase of noncontrolling interests	(926.3)	—	—
Redemption of Series A Preferred Stock	(965.2)	—	—
Partial repurchase of Series A Preferred Stock	—	—	(45.8)
Distributions to Partnership unitholders	—	—	(11.7)
Dividends paid to common and Series A Preferred shareholders	(379.7)	(187.5)	(384.2)
Net cash provided by (used in) financing activities	1,829.4	(1,914.0)	(1,094.7)
Net change in cash and cash equivalents	60.5	(84.3)	(88.3)
Cash and cash equivalents, beginning of period	158.5	242.8	331.1
Cash and cash equivalents, end of period	$219.0	$158.5	$242.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Corp. (NYSE: TRGP) owns, operates, acquires, and develops a diversified portfolio of complementary domestic midstream infrastructure assets.

In this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or "TRGP" are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership.” Targa consolidated the Partnership and its subsidiaries under GAAP, and prepared accompanying consolidated financial statements under the rules and regulations of the SEC. Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

•
the inclusion of the TRGP senior revolving credit facility and term loan facility;
•
the inclusion of the TRGP senior notes;
•
the inclusion of the TRGP commercial paper notes;
•
the inclusion of Series A Preferred Stock (“Series A Preferred”) prior to full redemption in May 2022; and
•
the impacts of TRGP’s treatment as a corporation for U.S. federal income tax purposes.

Our Operations

The Company is primarily engaged in the business of:

•
gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas;
•
transporting, storing, fractionating, treating, and purchasing and selling NGLs and NGL products, including services to LPG exporters; and
•
gathering, storing, terminaling, and purchasing and selling crude oil.

See Note 24 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2022 and 2021, and the results of operations, comprehensive income (loss), cash flows, and changes in owners’ equity for the years ended December 31, 2022, 2021 and 2020. We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Note 3 — Significant Accounting Policies

Consolidation Policy

Our consolidated financial statements include the accounts of all entities that we control and our proportionate interest in the accounts of certain gas gathering and processing facilities in which we own an undivided interest and are responsible for our proportionate share of the costs and expenses of the facilities. Third party ownership interests in our controlled subsidiaries are presented as noncontrolling interests within the equity section of our Consolidated Balance Sheets, except in the case of undivided interest ownership. In our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), noncontrolling interests reflect the attribution of results to third-party investors. All intercompany balances and transactions have been eliminated in consolidation.

As of December 31, 2022, our consolidated joint ventures include the following:

Gathering and Processing Segment

•
50% ownership interest in the Carnero G&P LLC;
•
60% ownership interest in Centrahoma Processing LLC;
•
55% ownership interest in Targa Badlands LLC;
•
72.8% undivided interest in the assets of Targa Pipeline Mid-Continent WestTex LLC; and
•
76.8% ownership interest in Venice Energy Services Company, LLC.

Logistics and Transportation Segment

•
88% ownership interest in Cedar Bayou Fractionators, L.P.;
•
75% ownership interest in Grand Prix Pipeline LLC through the Grand Prix Joint Venture (prior to the Grand Prix Transaction, as defined in Note 4 – Acquisitions and Divestitures); and
•
80% ownership interest in Targa Train 7 LLC.

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

As of December 31, 2022, our investments in unconsolidated affiliates include the following:

Gathering and Processing Segment

•
50% ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Transportation Segment

•
50% ownership interest in Cayenne Pipeline, LLC (“Cayenne”); and
•
38.8% ownership interest in Gulf Coast Fractionators (“GCF”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates and judgments are based on information available at the time such estimates and judgments are made. Changes in facts and circumstances may result in revised estimates and actual results could differ materially from those estimates. Estimates and judgments are used in, among other things, (i) estimating unbilled revenues, product purchases and operating and general and administrative cost accruals, (ii) developing fair value assumptions, including estimates of future cash flows and discount rates, (iii) analyzing long-lived assets for possible impairment, (iv) estimating the useful lives of assets, (v) estimating contingencies, guarantees and indemnifications and (vi) estimating redemption value of mandatorily redeemable preferred interests.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at acquisition cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The determination of the useful lives of property, plant and equipment requires us to make various assumptions, including our expected use of the asset and the supply of, and demand for, hydrocarbons in the markets served, normal wear and tear of the facilities, and the extent and frequency of maintenance programs. Upon disposition or retirement of property, plant and equipment, any gain or loss is recorded to operations.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt and any original issue discount or premium are deferred and charged to interest expense over the term of the related debt. Debt issuance costs related to revolving credit facilities and commercial paper notes are presented as other long-term assets, and debt issuance costs related to long-term debt obligations with scheduled maturities are reflected as a deduction to the carrying amount of long-term debt on the Consolidated Balance Sheets. Gains or losses on debt repurchases, redemptions and debt extinguishments include any associated unamortized debt issuance costs.

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

Mandatorily Redeemable Preferred Interests

Mandatorily redeemable preferred interests, which represent our joint venture partners’ interests in two joint ventures, have been included in other long-term liabilities on our Consolidated Balance Sheets, and such interests with multiple or indeterminate redemption dates were reported at their estimated redemption value as of the reporting dates. These point-in-time values did not represent the amount that ultimately would be redeemed in the future. Changes in the redemption value have been included in interest expense, net in our Consolidated Statements of Operations.

Effective September 1, 2022, we redeemed our joint venture partner's mandatorily redeemable preferred interests in the two joint ventures that, separately, owned a 100% interest in the WestOK natural gas gathering and processing system and a 72.8% undivided interest in the WestTX natural gas gathering and processing system.

Prior to the redemption, the joint ventures collectively held $1.9 billion face value in notes receivable from our partner, which were due July 2042. The interest rate payable under the notes receivable was a variable LIBOR-based rate. For the years ended December 31, 2022, 2021 and 2020, interest income (expense) on the notes receivable was $(1.8) million, $12.3 million and $8.6 million, net of the return paid to our partner, which was reflected within Interest expense, net in our Consolidated Statements of Operations.

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

Contract Assets

We classify our contract assets as receivables because we generally have an unconditional right to payment for the commodities sold or services performed at the end of the reporting period.

Share-Based Compensation

We award share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and performance share units. Compensation expense on our equity-classified awards is recorded at grant-date fair value. Compensation expense is recognized in general and administrative expense over the requisite service period of each award, and forfeitures are recognized as they occur. We may purchase a portion of the shares issued to satisfy employees’ tax withholding obligations on vested awards. These shares are recorded in treasury stock, at cost, and cash paid is classified as a financing activity in our Consolidated Statements of Cash Flows. All excess tax benefits and tax deficiencies related to share-based compensation are recognized as income tax benefit or expense in our Consolidated Statements of Operations, with the tax effects of exercised or vested awards treated as discrete items in the reporting period which they occur. Excess tax benefits are classified as an operating activity.

Earnings per Share

Basic earnings (loss) per common share (“EPS”) is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock, restricted stock units and performance share units. Diluted EPS includes any dilutive effect of preferred stock, unvested restricted stock, restricted stock units and performance share units. The dilutive effect is calculated through the application of (i) the if-converted method for convertible preferred stock, and (ii) the treasury stock method for unvested stock awards.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Revenue Contract Assets and Liabilities Acquired in a Business Combination

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Amendments in this update require application of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. However, an entity that elects to early adopt must apply the amendments to all business combinations that occurred during the fiscal year that includes the interim period. We early adopted the amendments on April 1, 2022 and have applied them to business combinations in 2022. We applied the amendments to the Delaware Basin Acquisition, as defined in Note 4 – Acquisitions and Divestitures, by recognizing contract liabilities from contracts with customers in accordance with ASC 606.

Recently issued accounting pronouncements not yet adopted

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). Amendments in this update require annual and interim disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments do not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the rollforward requirements, which is effective for fiscal years beginning after December 15, 2023. We have evaluated the effect of the amendments on our consolidated financial statements and will disclose the required information beginning in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Note 4 – Acquisitions and Divestitures

Acquisitions

DevCo Joint Ventures

In February 2018, we formed three development joint ventures (“DevCo JVs”) with investment vehicles affiliated with Stonepeak Infrastructure Partners (“Stonepeak”) to fund portions of Grand Prix NGL Pipeline (“Grand Prix”), Gulf Coast Express Pipeline (“GCX”) and a 110 MBbl/d fractionator in Mont Belvieu, Texas (“Train 6”). For a four-year period beginning on the date that all three projects commenced commercial operations, we had the option to acquire all or part of Stonepeak’s interests in the DevCo JVs (the “DevCo JV Call Right”). The purchase price payable for such partial or full interests was based on a predetermined fixed return or multiple on invested capital, including distributions received by Stonepeak from the DevCo JVs.

In January 2022, we exercised the DevCo JV Call Right and closed on the purchase of all of Stonepeak’s interests in the DevCo JVs for $926.3 million (the “DevCo JV Repurchase”). Following the DevCo JV Repurchase, we owned a 75% interest in the Permian to Mont Belvieu segment of Grand Prix through Grand Prix Pipeline LLC (the “Grand Prix Joint Venture”) (prior to the Grand Prix Transaction, as defined below), a 100% interest in Train 6 and a 25% equity interest in GCX (prior to the GCX Sale as defined below in February 2022). The changes in our ownership interests were accounted for as equity transactions representing the acquisitions of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax was $53.2 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders. In addition, the DevCo JV Repurchase resulted in an $857.9 million reduction of Noncontrolling interests on our Consolidated Balance Sheets.

Subsequent Event

On January 9, 2023, we completed the acquisition of Blackstone Energy Partners’ 25% interest in Grand Prix Joint Venture (the “Grand Prix Transaction”) for aggregate consideration of $1.05 billion, subject to certain closing adjustments. Following the closing of the Grand Prix Transaction, we own 100% of the interest in Grand Prix.

South Texas Acquisition

In April 2022, we completed the acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “South Texas Acquisition”), subject to customary closing adjustments. We made a final net working capital adjustment payment of approximately $1.5 million in the fourth quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and that have been consolidated beginning in the second quarter of 2022. We accounted for the purchase as an asset acquisition and have capitalized $1.8 million of acquisition-related costs and assumed liabilities of $1.8 million as components of the cost of assets acquired. We allocated $28.1 million to our purchase of Southcross’ interest in the two joint ventures for purposes of consolidation and $169.7 million, $3.9 million and $5.3 million of the residual cost to property, plant and equipment, current assets and liabilities, net and other non-current assets, respectively.

Delaware Basin Acquisition

In July 2022, we completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”), subject to customary closing adjustments. We received a final net working capital adjustment payment of approximately $11.4 million in the fourth quarter of 2022. We funded the acquisition with (i) $1.5 billion in proceeds drawn under our Term Loan Agreement with Mizuho Bank, Ltd. (“Mizuho”) as the Administrative Agent and a lender, and other lenders party thereto (the “Term Loan Facility”), (ii) $750.0 million in aggregate principal amount of our 5.200% Senior Notes due 2027 (the “5.200% Notes”) and $500.0 million in aggregate principal amount of our 6.250% Senior Notes due 2052 (the “6.250% Notes”) pursuant to an underwritten public offering that closed in July 2022 and (iii) $800.0 million drawn on our $2.75 billion TRGP revolving credit facility (the “TRGP Revolver”). We recorded $16.9 million of debt issuance costs related to the Term Loan Facility, the 5.200% Notes and the 6.250% Notes in our Consolidated Balance Sheets. See Note 8 – Debt Obligations for further details on our financing activities.

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

The following table summarizes the purchase price allocation based on the final fair values assigned to assets acquired and liabilities assumed (in millions):

Cash and cash equivalents	$9.9
Trade receivables, net of allowances (1)	211.0
Other current assets	3.5
Property, plant and equipment, net	1,669.0
Intangible assets, net	1,882.0
Other long-term assets	57.3
Current liabilities	(236.7)
Other long-term liabilities	(100.7)
Purchase price	$3,495.3

(1)
The fair value of the assets acquired includes trade receivables of $211.0 million. The gross amount due under contract was $213.4 million, of which $2.4 million was expected to be uncollectible. Trade receivables, net of allowances, excludes $18.5 million that was due from Targa. We reflected this settlement of a preexisting relationship as a reduction of the purchase price in accordance with ASC 805.

The value of property, plant and equipment is determined using the cost approach and is primarily comprised of Gathering and Processing assets that will be depreciated on a straight-line basis over an estimated weighted-average useful life of 20 years. The associated useful lives of property, plant and equipment were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

The value of intangible assets is comprised of customer relationships, which represent estimated value of long-term contracts with customers, that will be amortized in a manner that closely resembles the expected benefit pattern of the intangible assets over an estimated useful life of 14 years. The associated useful lives of intangible assets were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The fair value of customer relationships was determined at the date of acquisition based on the present value of estimated future cash flows using the multi-period excess earnings method. The significant assumptions used by management in determining the fair value of customer relationships intangible assets include future revenues, discount rate, and customer attrition rates.

The fair values of the tangible and intangible assets are Level 3 measurements in the fair value hierarchy. The fair value of the intangible assets was determined by applying a discounted cash flow approach, which utilized a discount rate of approximately 19% based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets, and customer attrition rates of approximately 5%.

The results of operations attributable to the assets and liabilities acquired in the Delaware Basin Acquisition have been included in our consolidated financial statements as part of our Permian Delaware operations in the Gathering and Processing segment since the date of the acquisition. Revenue and Net Income attributable to the assets acquired for the period August 1, 2022 through December 31, 2022 were $374.1 million and $7.9 million, respectively. As of December 31, 2022, we had incurred $14.4 million of acquisition-related costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 2022 and 2021 as if the Delaware Basin Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Year Ended December 31,
	2022	2021
Revenues	$21,268.9	$17,464.7
Net income (loss)	1,477.4	215.7

The summarized unaudited pro forma information has been calculated after applying our accounting policies and reflects adjustments for the following:

•
Reflects depreciation and amortization based on the fair values of property, plant and equipment and intangible assets, respectively. Property, plant and equipment are depreciated utilizing a straight-line approach. Intangible assets are amortized in a manner that closely resembles their expected benefit pattern;
•
Excludes $14.4 million of acquisition-related costs incurred as of December 31, 2022 from pro forma net income for the year ended December 31, 2022. Pro forma net income for the year ended December 31, 2021 was adjusted to include those costs;
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

Sale of Targa GCX Pipeline LLC

In May 2022, we completed the sale of Targa GCX Pipeline LLC, which held a 25% equity interest in GCX, to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in 2022.

See Note 7 – Investments in Unconsolidated Affiliates for further discussion on South Texas Acquisition and GCX Sale.

Note 5 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment and Intangible Assets

	December 31, 2022	December 31, 2021	Estimated Useful Lives (In Years)
Gathering systems	$10,403.1	$9,318.2	5 to 20
Processing and fractionation facilities	7,421.2	6,388.8	5 to 25
Terminaling and storage facilities	1,341.6	1,313.8	5 to 25
Transportation assets	2,919.3	2,671.0	10 to 50
Other property, plant and equipment	387.6	340.9	3 to 50
Land	163.3	160.8	—
Construction in progress	1,011.0	347.0	—
Finance lease right-of-use assets	266.1	55.6	5 to 14
Property, plant and equipment	23,913.2	20,596.1
Accumulated depreciation, amortization and impairment	(9,698.6)	(8,928.4)
Property, plant and equipment, net	$14,214.6	$11,667.7

Intangible assets	4,379.7	2,642.9	10 to 20
Accumulated amortization and impairment	(1,645.1)	(1,548.1)
Intangible assets, net	$2,734.6	$1,094.8

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

For each of the years ended December 31, 2022, 2021 and 2020 depreciation expense was $853.8 million, $739.6 million and $721.1 million, respectively.

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

For each of the years ended December 31, 2022, 2021 and 2020, amortization expense for our intangible assets was $242.2 million, $131.0 million and $144.0 million, respectively. The estimated annual amortization expense for intangible assets is approximately $384.0 million, $373.2 million, $326.0 million, $279.8 million and $252.2 million for each of the years 2023 through 2027. As of December 31, 2022, the weighted average amortization period for our intangible assets was approximately 12.4 years.

The changes in our intangible assets are as follows:

	December 31, 2022	December 31, 2021
Balance at beginning of period	$1,094.8	$1,382.4
Additions from Delaware Basin Acquisition	1,882.0	—
Impairment	—	(156.6)
Amortization	(242.2)	(131.0)
Balance at end of period	$2,734.6	$1,094.8

Impairments of Long-Lived Assets

We review and evaluate our long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, including changes to our estimates that could have an impact on our assessment of asset recoverability.

2021

In the fourth quarter of 2021, we recorded a non-cash pre-tax impairment charge of $452.3 million, comprised of $295.7 million for the impairment of certain gas processing facilities and gathering systems, and $156.6 million related to the impairment of intangible customer relationships associated with our Central operations in the Gathering and Processing segment. The impairment was a result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. Underlying our assessment were lower expectations regarding volumes and rates associated with the renewal of future expiring contracts and negotiation of new contracts in the South Texas region.

2020

In the first quarter of 2020, we recorded a non-cash pre-tax impairment charge of $2,442.8 million, comprised of $2,234.2 million related to the impairment of certain gas processing facilities and gathering systems associated with our Central operations and our Coastal operations in the Gathering and Processing segment, and $208.6 million related to the impairment of intangible customer relationships associated with our Central operations in the Gathering and Processing segment. The impairment was a result of our assessment that forecasted undiscounted future net cash flows from operations, while positive, will not be sufficient to recover the existing total net book value of the underlying assets. Underlying our assessment was an observed global commodity price decline due to factors that significantly impacted both demand and supply. As the COVID-19 pandemic spread, causing travel and other restrictions to be implemented globally, the demand for commodities declined. Additionally, the supply shock late in the first quarter of 2020 from certain major oil producing nations increasing production also significantly contributed to the sharp drop in commodity prices. The drop in commodity prices resulted in prompt reactions from some domestic producers, including significantly reducing capital budgets and resultant drilling activity and shutting-in production. Our impairment assessment forecasted continued decline in natural gas production across the Mid-Continent and Gulf of Mexico regions.

For the 2021 and 2020 impairment assessments discussed above, we determined fair value through the use of discounted estimated cash flows to measure the impairment loss for each asset group for which undiscounted future net cash flows were not sufficient to recover the net book value.

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

The fair value measurement of our long-lived assets was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable inputs used include discount rates and determination of terminal values. We utilized a weighted average discount rate of 9.5% and 14.0% when deriving the fair value of the asset groups impaired during 2021 and 2020, respectively. The weighted average discount rate and terminal values reflect management’s best estimate of inputs a market participant would utilize. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations.

We may identify additional triggering events in the future, which will require additional evaluations of the recoverability of the carrying value of our long-lived assets and may result in future impairments.

Note 6 – Goodwill

As of December 31, 2022, we had $45.2 million of goodwill included in Other long-term assets on the Consolidated Balance Sheets related to the March 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin.

	December 31, 2022	December 31, 2021
Permian Midland	$23.2	$23.2
Permian Delaware	22.0	22.0
Goodwill	$45.2	$45.2

The future cash flows and resulting fair values of these reporting units are sensitive to changes in crude oil, natural gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. For our 2022, 2021 and 2020 annual evaluations, we performed a qualitative assessment, which indicated that it is not more likely than not that the fair values of the Permian Midland and Permian Delaware reporting units were less than their carrying amounts, and therefore, a quantitative goodwill impairment test was not necessary. Our qualitative assessment considered, among other things, the overall financial performance and future outlook of the Permian Midland and Permian Delaware reporting units, industry and market considerations, and other relevant entity-specific events.

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

Logistics and Transportation Segment

•
38.8% operated ownership interest in GCF; and
•
50% operated ownership interest in Cayenne.

The terms of these joint venture agreements do not afford us the degree of control required for consolidating them in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

In April 2022, we completed the South Texas Acquisition. Prior to closing the South Texas Acquisition, we had two operated joint ventures in South Texas: a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”) and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford” and, together with T2 LaSalle, the “T2 Joint Ventures”). Following the closing of the South Texas Acquisition, we own 100% of the interest in the T2 Joint Ventures.

In May 2022, we completed the GCX Sale. Prior to the GCX Sale, we owned a 25% non-operated ownership interest in GCX. Following the announcement of the GCX Sale in February 2022, we ceased recognizing equity earnings (loss) due to the terms of the sales agreement. As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in 2022.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2019	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2020
GCX	$447.5	$66.3	$(81.3)	$—	$2.7	$435.2
Little Missouri 4	103.7	10.8	(9.8)	—	—	104.7
T2 Eagle Ford	89.6	(8.9)	(0.9)	—	—	79.8
T2 LaSalle	44.8	(4.8)	(0.4)	—	—	39.6
GCF	37.2	2.9	(1.6)	—	—	38.5
Cayenne	15.9	6.3	(6.0)	—	—	16.2
Total	$738.7	$72.6	$(100.0)	$—	$2.7	$714.0

	Balance at December 31, 2020	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2021
GCX	$435.2	$63.4	$(78.1)	$—	$0.5	$421.0
Little Missouri 4	104.7	10.9	(17.5)	—	—	98.1
T2 Eagle Ford	79.8	(57.0)	(1.0)	—	0.1	21.9
T2 LaSalle	39.6	(35.0)	(0.4)	—	—	4.2
GCF (1)	38.5	(8.6)	(1.1)	—	—	28.8
Cayenne	16.2	2.4	(6.1)	—	—	12.5
Total	$714.0	$(23.9)	$(104.2)	$—	$0.6	$586.5

	Balance at December 31, 2021	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2022
GCX	$421.0	$5.7	$(14.3)	$(412.4)	$—	$—
Little Missouri 4	98.1	5.5	(12.9)	—	—	90.7
GCF (1)	28.8	(3.2)	—	—	1.5	27.1
T2 Eagle Ford (2)	21.9	(0.6)	(0.8)	(20.5)	—	—
T2 LaSalle (2)	4.2	(0.3)	—	(3.9)	—	—
Cayenne	12.5	2.0	(1.0)	—	—	13.5
Total	$586.5	$9.1	$(29.0)	$(436.8)	$1.5	$131.3

(1)
In January 2021, GCF was temporarily idled and Targa assumed operatorship in the first half of 2021. In January 2023, we reached an agreement with our partners to reactivate GCF. The facility is expected to be operational during the first quarter of 2024.
(2)
Following the closing of the South Texas Acquisition in April 2022, the T2 Joint Ventures are 100% owned and consolidated by Targa.

Our equity loss for the year ended December 31, 2021 included the effect of impairments in the carrying values of our investments in the T2 Joint Ventures. As a result of the decrease in current and expected future utilization of the underlying assets, we determined that factors indicated that a decrease in the value of our investments occurred that was other than temporary. As a result of the evaluation, we recorded non-cash pre-tax impairment losses of $47.3 million and $29.9 million on our investments in T2 Eagle Ford and T2 LaSalle, respectively, in the fourth quarter of 2021. The impairment losses represented our proportionate share of impairment charges recorded by the joint ventures, as well as impairments of the unamortized excess fair values resulting from the purchase accounting related to the mergers with Atlas Energy L.P. and Atlas Pipeline Partners L.P. in 2015.

Note 8 — Debt Obligations

	December 31, 2022	December 31, 2021
Current:
Partnership accounts receivable securitization facility, due September 2023 (1)	$800.0	$150.0
Finance lease liabilities	34.3	12.8
Current debt obligations	834.3	162.8

Long-term:
Term loan facility, variable rate, due July 2025	1,500.0	—
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	1,298.7	—
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	—
4.200% fixed rate, due February 2033	750.0	—
4.950% fixed rate, due April 2052	750.0	—
6.250% fixed rate, due July 2052	500.0	—
Unamortized discount	(8.4)	—
Senior unsecured notes issued by the Partnership: (3)
5.875% fixed rate, due April 2026	—	963.2
5.375% fixed rate, due February 2027	—	468.1
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	10,574.7	6,465.7
Debt issuance costs, net of amortization	(65.6)	(45.0)
Finance lease liabilities	193.0	13.7
Long-term debt	10,702.1	6,434.4
Total debt obligations	$11,536.4	$6,597.2
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$33.2	$—
Letters of credit outstanding under the Partnership senior secured revolving credit facility	—	71.3
	$33.2	$71.3

(1)
As of December 31, 2022, the Partnership had $800.0 million of qualifying receivables under its $800.0 million Securitization Facility, resulting in zero availability.
(2)
In February 2022, we entered into the TRGP Revolver which matures in February 2027, and terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). In July 2022, we established an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under our TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program. As of December 31, 2022, the TRGP Revolver had $290.0 million borrowings outstanding and the Commercial Paper Program had $1.0 billion borrowings outstanding, resulting in approximately $1.4 billion of available liquidity, after accounting for outstanding letters of credit. As of December 31, 2021, we had no balance outstanding under the Previous TRGP Revolver or the Partnership Revolver.
(3)
As of February 2022, we guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2022:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	1.5% - 5.9%	3.6%
Securitization Facility	1.1% - 5.2%	3.0%
Term Loan Facility	4.1% - 5.8%	4.6%

Compliance with Debt Covenants

As of December 31, 2022, we were in compliance with the covenants contained in our various debt agreements.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of December 31, 2022, $5.0 billion of the Partnership Issuers' senior unsecured notes was outstanding.

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

The Securitization Facility provides up to $800.0 million of borrowing capacity at SOFR rates plus a margin through September 1, 2023. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

TRGP Credit Agreement

In February 2022, the Company entered into the TRGP Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, and the other lenders party thereto. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver) and a swing line sub-facility of up to $100.0 million. The TRGP Revolver matures on February 17, 2027.

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

The revolving credit facility bears interest at the Company’s option at: (a) the Base Rate, which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the TRGP Revolver rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.125% to 0.75%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that has been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which includes, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin ranging from 1.125% to 1.75%, dependent on the Company’s Debt Rating.

The Company is required to pay a commitment fee equal to an applicable rate ranging from 0.125% to 0.35% (dependent on the Company’s Debt Rating), in each case times the actual daily unused portion of the revolving credit facility.

The obligations under the TRGP Revolver are guaranteed by substantially all material wholly-owned domestic subsidiaries of the Company, including by the Partnership.

The TRGP Revolver requires the Company to maintain a ratio of consolidated funded indebtedness to consolidated adjusted EBITDA (the “Consolidated Leverage Ratio”), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 5.50 to 1.00.

The TRGP Revolver restricts the Company’s ability to make dividends to stockholders if a default or an event of default (as defined in the TRGP Revolver) exists or would result from such distribution. In addition, the TRGP Revolver contains various covenants that may limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates.

Term Loan Facility

In July 2022, we entered into the Term Loan Facility. The Term Loan Facility provides for a three-year, $1.5 billion unsecured term loan facility and matures in July 2025. We used the proceeds from the Term Loan Facility to fund a portion of the Delaware Basin Acquisition.

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

TRGP’s Senior Unsecured Notes

All issues of our senior unsecured notes (the “TRGP Notes”) rank pari passu with our existing and future senior indebtedness, including debt issued under the TRGP Revolver, the Commercial Paper Program and the Term Loan Facility, and rank senior in right of payment to any of our future subordinated indebtedness. The TRGP Notes are unconditionally guaranteed by certain of our subsidiaries that guarantee the TRGP Revolver. Each guarantee ranks equally in right of payment with all of such guarantor’s existing and future unsecured senior debt and other unsecured guarantees of senior debt. The notes and the guarantees are effectively junior to any secured indebtedness of ours or any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the notes. Interest on all issues of TRGP’s Notes are payable semi-annually.

The indenture governing the TRGP Notes restricts (i) our ability and the ability of our subsidiaries to incur liens and (ii) TRGP’s ability to merge or consolidate with or sell, lease, convey transfer or otherwise dispose of all or substantially all of its assets to another company. These covenants are subject to a number of important exceptions and qualifications.

We may redeem the TRGP Notes, in whole or in part, at any time prior to the applicable par call date at a redemption price equal to the principal amount plus an applicable make-whole premium, plus accrued and unpaid interest, to the redemption date, as specified in the indenture of each series. After the applicable par call date, the TRGP Notes may be redeemed at a price equal to par, plus accrued and unpaid interest to the redemption date, as specified in the indenture of each series.

In the future, we may redeem, purchase or exchange certain of our outstanding debt through redemption calls, cash purchases and/or exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such calls, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Partnership’s Senior Unsecured Notes

All issues of the Partnership's senior unsecured notes are pari passu with existing and future senior indebtedness. They are senior in right of payment to any of our future subordinated indebtedness and are unconditionally guaranteed by the Partnership and the Partnership’s restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the TRGP Revolver and the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

The Partnership’s senior unsecured notes and associated indenture agreements restrict (i) the Partnership’s ability and the ability of certain of its subsidiaries to incur liens and (ii) the Partnership's ability to merge or consolidate with or sell, lease, convey transfer or otherwise dispose of all or substantially all of its assets to another company. These covenants are subject to a number of important exceptions and qualifications.

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

Senior Unsecured Notes Issuances

In August 2020, the Partnership issued $1.0 billion aggregate principal amount of 4.875% Senior Notes due 2031 (the “August 2020 Offering”), resulting in net proceeds of approximately $991 million. A portion of the net proceeds from the issuance were used to fund the concurrent cash tender offer (the “August Tender Offer”) of the Partnership’s 6.750% Senior Notes due 2024 (the “6.750% Notes”) and redeem any 6.750% Notes that remained outstanding after consummation of the August Tender Offer, with the remainder used for repayment of borrowings under the Previous TRGP Revolver. See “Debt Repurchases and Extinguishments” for further details of the August Tender Offer.

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4.000% Senior Notes due 2032 (the “February 2021 Offering”), resulting in net proceeds of approximately $991 million. The 4.000% Senior Notes due 2032 have substantially similar terms and covenants as our other series of Senior Notes. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “February Tender Offer”) and subsequent redemption for the Partnership’s 5.125% Senior Notes due 2025 (the “5.125% Notes”), with the remainder used for repayment of borrowings under the Partnership Revolver and Previous TRGP Revolver. See “Debt Repurchases and Extinguishments” for further details of the February Tender Offer.

In April 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion. The 4.200% Notes and the 4.950% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 4.200% Notes and the 4.950% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain First Supplemental Indenture, dated as of April 6, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption of the Partnership’s 5.875% Senior Notes due April 2026 (the “5.875% Notes”), with the remainder of the net proceeds used for repayment of the outstanding borrowings under the TRGP Revolver. See “Debt Repurchases and Extinguishments” for further details of the March Tender Offer.

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

Debt Repurchases & Extinguishments

During the first half of 2020, the Partnership repurchased a portion of its outstanding senior notes on the open market, paying $239.8 million plus accrued interest to repurchase $303.3 million of the notes. As a result, we recorded a gain due to debt extinguishment of $61.1 million.

Concurrent with the August 2020 Offering, the Partnership commenced the August Tender Offer to purchase for cash, subject to certain terms and conditions, any and all of our outstanding 6.750% Notes. We accepted for purchase all the notes that were validly tendered as of the early tender date, which totaled $262.1 million. Subsequent to the closing of the August Tender Offer in August 2020, the Partnership redeemed the 6.750% Notes for the remaining note balance of $318.0 million (the “2024 Note Redemption”). As a result of the August Tender Offer and the 2024 Note Redemption, we recorded a loss due to debt extinguishment of $13.7 million.

In November 2020, the Partnership redeemed the $559.6 million remaining balance of its 5.250% Senior Notes due 2023. As a result, we recorded a loss due to debt extinguishment of $1.8 million.

Concurrent with the February 2021 Offering, the Partnership commenced the February Tender Offer to redeem subject to certain terms and conditions, any and all of our outstanding 5.125% Notes. As a result of the February Tender Offer and the subsequent redemption of the 5.125% Notes, we recorded a loss due to debt extinguishment of $14.9 million.

Additionally, Targa Pipeline Partners LP (the “TPL”) redeemed all of the outstanding TPL 4.750% Senior Notes due 2021 and TPL 5.875% Senior Notes due 2023 (collectively, the “TPL Notes”) in February 2021 with available liquidity under the Partnership Revolver. As a result of the redemptions of the TPL Notes, we recorded a gain due to debt extinguishment of $0.2 million.

The Partnership redeemed all of the outstanding 4.250% Senior Notes due 2023 (the “4.250% Senior Notes”) in May 2021 with available liquidity under the Partnership Revolver. As a result of the redemption of the 4.250% Senior Notes, we recorded a loss due to debt extinguishment of $1.9 million.

In February 2022, in connection with entering into the TRGP Revolver, we terminated the Previous TRGP Revolver and Partnership Revolver. As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss of $0.8 million due to a write-off of debt issuance costs.

The Partnership redeemed all of the outstanding 5.375% Senior Notes due 2027 (the “5.375% Notes”) in March 2022 with available liquidity under the TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million.

Concurrent with the 4.200% Notes and the 4.950% Notes offering, we commenced the March Tender Offer to redeem subject to certain terms and conditions, any and all of the Partnership's outstanding 5.875% Notes. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million.

The following table summarizes the impact of debt repurchases and extinguishments that are included in our Consolidated Statements of Operations:

	2022	2021	2020
Discount (premium) over face value paid upon redemption:
TPL Notes	$—	$0.2	$—
5.125% Senior Notes due 2025	—	(12.5)	4.4
6.750% Senior Notes due 2024	—	—	(11.1)
5.875% Senior Notes due 2026	(29.3)	—	7.1
5.375% Senior Notes due 2027	(12.6)	—	5.3
5.000% Senior Notes due 2028	—	—	11.7
6.500% Senior Notes due 2027	—	—	9.3
6.875% Senior Notes due 2029	—	—	15.5
5.500% Senior Notes due 2030	—	—	10.2
Write-off of debt issuance costs:
Previous TRGP Revolver and Partnership Revolver	(0.8)	—	—
5.125% Senior Notes due 2025	—	(2.4)	(0.1)
4.250% Senior Notes due 2023	—	(1.9)	—
5.250% Senior Notes due 2023	—	—	(1.8)
6.750% Senior Notes due 2024	—	—	(2.6)
5.875% Senior Notes due 2026	(4.5)	—	(0.2)
5.375% Senior Notes due 2027	(2.4)	—	(0.2)
5.000% Senior Notes due 2028	—	—	(0.4)
6.500% Senior Notes due 2027	—	—	(0.4)
6.875% Senior Notes due 2029	—	—	(0.6)
5.500% Senior Notes due 2030	—	—	(0.5)
Gain (loss) from financing activities	$(49.6)	$(16.6)	$45.6

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2022, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2023	2024	2025	2026	2027	Thereafter

TRGP Revolver and Commercial Paper Program	$1,298.7	$—	$—	$—	$—	$1,298.7	$—
TRGP Senior unsecured notes	2,741.6	—	—	—	—	749.0	1,992.6
Term Loan Facility	1,500.0	—	—	1,500.0	—	—	—
Partnership's Senior unsecured notes	5,034.4	—	—	—	—	705.2	4,329.2
Securitization Facility	800.0	800.0	—	—	—	—	—
Total	$11,374.7	$800.0	$—	$1,500.0	$—	$2,752.9	$6,321.8

Subsequent Event

In January 2023, we completed an underwritten public offering of (i) $900.0 million in aggregate principal amount of our 6.125% Senior Notes due 2033 and (ii) $850.0 million in aggregate principal amount of our 6.500% Senior Notes due 2053, resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining net proceeds for general corporate purposes, including to reduce borrowings under the TRGP Revolver and the Commercial Paper Program.

Note 9 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2022	December 31, 2021
Deferred revenue	$198.8	$171.8
Asset retirement obligations	97.9	72.1
Operating lease liabilities	28.6	34.5
Other liabilities	15.9	23.2
Total other long-term liabilities	$341.2	$301.6

Deferred Revenue

Deferred revenue as of December 31, 2022 and 2021 was $198.8 million and $171.8 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. See Note 18 - Contingencies for more information.

Deferred revenue includes nonmonetary consideration received in a 2015 amendment (the “gas contract amendment”) to a gas gathering and processing agreement. We measured the estimated fair value of the gathering assets transferred to us using significant other observable inputs representative of a Level 2 fair value measurement. In December 2017, we received monetary consideration to further amend the terms of the gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized through the end of the agreement’s term in 2035.

Deferred revenue also includes contributions in aid of construction received from customers for which revenue is recognized over the expected contract term.

For the years ended December 31, 2022, 2021 and 2020, we recognized $7.5 million, $3.9 million and $3.8 million of revenue for these transactions, respectively.

The following table shows the components of deferred revenue:

	December 31, 2022	December 31, 2021
Splitter agreement	$129.0	$129.0
Gas contract amendment	32.3	34.8
Contributions in aid of construction (1)	31.7	—
Other	5.8	8.0
Total deferred revenue	$198.8	$171.8

(1)
Amount reflects additions of deferred revenue related to the Delaware Basin Acquisition.

The following table shows the changes in deferred revenue:

	2022	2021
Balance at beginning of period	$171.8	$168.5
Additions	34.5	7.2
Revenue recognized	(7.5)	(3.9)
Balance at end of period	$198.8	$171.8

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities and NGL pipelines. The changes in our ARO are as follows:

	2022	2021
Beginning of period	$72.1	$68.3
Additions (1)	20.2	—
Accretion expense	4.8	4.0
Change in cash flow estimate	0.8	(0.2)
End of period	$97.9	$72.1

(1)
Amount reflects additions of ARO related to the Delaware Basin Acquisition.

Note 10 – Leases

We have non-cancellable operating leases primarily associated with our office facilities, rail assets, land, storage and terminal assets. We have finance leases primarily associated with our substations, compressors, tractors and vehicles. Our leases have remaining lease terms of 1 to 10 years, some of which include options to extend the lease term for up to 20 years.

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

		December 31,
	Balance Sheet Location	2022	2021
Right-of-use assets
Operating leases, gross	Other long-term assets	$57.3	$50.8
Finance leases, gross (1)	Property, plant and equipment	266.1	55.6

Lease liabilities
Current:
Operating leases	Accrued liabilities	$14.4	$11.7
Finance leases (1)	Current debt obligations	34.3	12.8
Non-current:
Operating leases	Other long-term liabilities	$28.6	$34.5
Finance leases (1)	Long-term debt	193.0	13.7

(1)
The December 31, 2022 balance includes $171.2 million of assets and $167.0 million of liabilities related to compressor leases from the Delaware Basin Acquisition that were subsequently amended and extended.

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

	Year Ended December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$17.7	$12.2	$11.6
Short-term lease cost	35.0	20.4	20.7
Variable lease cost	17.9	5.7	5.5
Finance lease cost
Amortization of right-of-use assets	20.3	13.3	13.6
Interest expense	3.5	1.1	1.4
Total lease cost	$94.4	$52.7	$52.8

Other supplemental information related to our leases are as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18.8	$14.1	$12.3
Operating cash flows for finance leases	2.7	1.0	1.4
Financing cash flows for finance leases	19.7	12.5	12.4

The weighted-average remaining lease terms for operating leases and finance leases are 5 years and 7 years, respectively. The weighted-average discount rates for operating leases and finance leases are 4.0% and 4.8%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2022:

	Operating Leases	Finance Leases

2023	$15.7	$42.5
2024	9.9	38.5
2025	5.2	37.1
2026	4.5	35.4
2027	4.0	30.9
Thereafter	7.8	80.9
Total undiscounted cash flows	47.1	265.3
Less imputed interest	(4.1)	(38.0)
Total lease liabilities	$43.0	$227.3

Note 11 – Preferred Stock

Preferred Stock

Prior to the redemption in May 2022, our Series A Preferred had a liquidation value of $1,000 per share and bore a cumulative 9.5% fixed dividend payable quarterly 45 days after the end of each fiscal quarter. The Series A Preferred had no mandatory redemption date, but was redeemable at our election on or prior to March 16, 2022 for a 10% premium to the liquidation preference and for a 5% premium to the liquidation preference thereafter.

The Series A Preferred ranked senior to the common outstanding stock with respect to the payment of dividends and distributions in liquidation. The holders of Series A Preferred generally only had voting rights in certain circumstances, subject to certain exceptions, which included:

•
the issuance or the increase by the Company of any specific class or series of stock that was senior to the Series A Preferred,
•
the issuance or the increase by any of the Company’s consolidated subsidiaries of any specific class or series of securities,
•
changes to the Certificates of Incorporation or Designations of the Series A Preferred that would have materially and adversely affected the Preferred Stock holder,
•
the issuance of stock on parity with the Series A Preferred, subject to certain exceptions, if the Company had exceeded a stipulated fixed charge coverage ratio or an aggregate amount of net proceeds from all future issuances of Parity Stock, or would have used the proceeds of such issuance to pay dividends,
•
the incurrence of indebtedness, other than indebtedness that complies with a stipulated fixed charge coverage ratio or under the TRGP Revolver (or replacement commercial bank facilities) in an aggregate amount up to $2.75 billion.

The Series A Preferred did not qualify as a liability instrument because it was not mandatorily redeemable. However, as SEC Regulation S-X, Rule 5-02-27 does not permit a probability assessment for a change of control provision, our Series A Preferred must be presented as mezzanine equity between liabilities and shareholders’ equity on our Consolidated Balance Sheets because a change of control event, although not considered probable, could have forced the Company to redeem the Series A Preferred. A maximum of 44,260,953 common shares would have been issued upon conversion of the Series A Preferred.

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

Preferred Stock Redemption

In May 2022, we redeemed all of our issued and outstanding shares of Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. The difference between the consideration paid of $973.4 million (including unpaid dividends of $8.2 million) and the net carrying value of the shares redeemed was $223.7 million, of which $215.5 million was recorded as deemed dividends in our Consolidated Statements of Operations in the second quarter of 2022. Following the redemption, we have no Series A Preferred outstanding and all rights of the holders of shares of Series A Preferred were terminated.

Preferred Stock Dividends

During the year ended December 31, 2022, we paid $51.8 million of dividends to preferred shareholders. During the years ended December 31, 2021 and 2020 we paid $87.3 million and $91.7 million of dividends at a rate of $23.75 per share each quarter to Series A Preferred shareholders, and recorded deemed dividends of $39.2 million for the year ended December 31, 2020, attributable to accretion of the preferred discount resulting from the beneficial conversion feature accounting model. Such accretion was included in the book value of the Series A Preferred. After adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity in 2021, we no longer recognize such accretion.

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

During 2020, 2021 and 2022, no shares of common stock were issued under either the May 2017 EDA or the September 2018 EDA. As a result, we have $382.1 million and $750.0 million remaining under the May 2017 EDA and September 2018 EDA, respectively, as of December 31, 2022.

Common Share Repurchase Program

In October 2020, our board of directors approved a share repurchase program (the "Share Repurchase Program") for the repurchase of up to $500.0 million of our outstanding common stock.

For the year ended December 31, 2022, we repurchased 3,412,354 shares of our common stock at a weighted average price of $65.87 for a total net cost of $224.8 million. For the year ended December 31, 2021, we repurchased 756,478 shares of our common stock at a weighted average price of $52.81 for a total net cost of $40.0 million. There was $143.8 million remaining under the Share Repurchase Program as of December 31, 2022.

Common Stock Dividends

In January 2022, we declared an increase to our common dividend to $0.35 per common share or $1.40 per common share annualized effective for the fourth quarter of 2021.

The following table details the dividends declared and/or paid by us to common shareholders for the years ended December 31, 2022, 2021 and 2020:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Accrued Dividends (1)	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
2022
December 31, 2022	February 15, 2023	$80.5	$79.3	$1.2	$0.35000
September 30, 2022	November 15, 2022	80.5	79.2	1.3	0.35000
June 30, 2022	August 15, 2022	80.7	79.3	1.4	0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000

2021
December 31, 2021	February 15, 2022	$81.4	$80.1	$1.3	$0.35000
September 30, 2021	November 15, 2021	23.3	22.9	0.4	0.10000
June 30, 2021	August 16, 2021	23.3	22.9	0.4	0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000

2020
December 31, 2020	February 16, 2021	$23.3	$22.9	$0.4	$0.10000
September 30, 2020	November 16, 2020	23.8	23.3	0.5	0.10000
June 30, 2020	August 17, 2020	23.7	23.3	0.4	0.10000
March 31, 2020	May 15, 2020	23.7	23.3	0.4	0.10000

(1)
Represents accrued dividends on restricted stock and restricted stock units that are payable upon vesting.

Note 13 — Earnings per Common Share

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$1,195.5	$71.2	$(1,553.9)
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	53.2	—	—
Less: Dividends on Series A Preferred (2)	30.0	87.3	91.7
Less: Deemed dividends on Series A Preferred (3)	215.5	—	39.2
Net income (loss) attributable to common shareholders for basic earnings per share	$896.8	$(16.1)	$(1,684.8)

Weighted average shares outstanding - basic	227.3	228.6	232.2
Dilutive effect of unvested stock awards (4)	3.8	—	—
Weighted average shares outstanding - diluted	231.1	228.6	232.2

Net income (loss) available per common share - basic	$3.95	$(0.07)	$(7.26)
Net income (loss) available per common share - diluted	$3.88	$(0.07)	$(7.26)

(1)
Represents premium paid on the DevCo JV Repurchase. See Note 4 – Acquisitions and Divestitures.
(2)
Includes $8.2 million and $1.1 million attributable to the dividends paid upon the full redemption and partial repurchase of Series A Preferred in 2022 and 2020, respectively.
(3)
Includes $215.5 million and $1.6 million attributable to the full redemption and partial repurchase of Series A Preferred in 2022 and 2020, respectively. See Note 11 – Preferred Stock for further discussion.
(4)
For the years ended December 31, 2021 and 2020, all unvested restricted stock awards and Series A Preferred were antidilutive because a net loss existed for each of those periods.

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Year Ended December 31,
	2022	2021	2020
Unvested restricted stock awards	—	3.3	2.3
Series A Preferred (1)	14.9	44.3	46.4

(1)
The Series A Preferred had no mandatory redemption date, but was redeemable at our election for a 5% premium to the liquidation preference subsequent to March 16, 2022. In May 2022, we redeemed all of our issued and outstanding Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. See Note 11 – Preferred Stock for further discussion.

Note 14 — Derivative Instruments and Hedging Activities

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

At December 31, 2022, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2023	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	175,687	105,377	28,334	—	—
Natural Gas	Basis Swaps	MMBtu/d	591,610	298,407	244,267	82,500	25,000
NGL	Swaps	Bbl/d	43,115	21,134	4,813	—	—
NGL	Futures	Bbl/d	21,512	383	—	—	—
Condensate	Swaps	Bbl/d	6,427	3,232	853	—	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $19.1 million as of December 31, 2022. The range of losses attributable to our individual counterparties would be between $1.9 million and $16.4 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements. The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of December 31, 2022		Fair Value as of December 31, 2021
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$158.7	$(93.8)	$25.5	$(252.6)
	Long-term	24.2	(30.9)	6.2	(84.3)
Total derivatives designated as hedging instruments		$182.9	$(124.7)	$31.7	$(336.9)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$21.2	$(226.3)	$17.6	$(5.6)
	Long-term	0.3	(109.2)	1.5	(25.0)
Total derivatives not designated as hedging instruments		$21.5	$(335.5)	$19.1	$(30.6)
Total current position		$179.9	$(320.1)	$43.1	$(258.2)
Total long-term position		24.5	(140.1)	7.7	(109.3)
Total derivatives		$204.4	$(460.2)	$50.8	$(367.5)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2022	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$162.2	$(316.7)	$12.2	$27.2	$(169.5)
Counterparties without offsetting positions - assets	17.7	—	—	17.7	—
Counterparties without offsetting positions - liabilities	—	(3.4)	—	—	(3.4)
	179.9	(320.1)	12.2	44.9	(172.9)
Long-Term Position
Counterparties with offsetting positions or collateral	24.5	(137.4)	22.4	7.3	(97.8)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(2.7)	—	—	(2.7)
	24.5	(140.1)	22.4	7.3	(100.5)
Total Derivatives
Counterparties with offsetting positions or collateral	186.7	(454.1)	34.6	34.5	(267.3)
Counterparties without offsetting positions - assets	17.7	—	—	17.7	—
Counterparties without offsetting positions - liabilities	—	(6.1)	—	—	(6.1)
	$204.4	$(460.2)	$34.6	$52.2	$(273.4)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2021	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$39.2	$(241.9)	$5.0	$0.3	$(198.0)
Counterparties without offsetting positions - assets	3.9	—	—	3.9	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	43.1	(258.2)	5.0	4.2	(214.3)
Long-Term Position
Counterparties with offsetting positions or collateral	7.4	(95.1)	3.1	—	(84.6)
Counterparties without offsetting positions - assets	0.3	—	—	0.3	—
Counterparties without offsetting positions - liabilities	—	(14.2)	—	—	(14.2)
	7.7	(109.3)	3.1	0.3	(98.8)
Total Derivatives
Counterparties with offsetting positions or collateral	46.6	(337.0)	8.1	0.3	(282.6)
Counterparties without offsetting positions - assets	4.2	—	—	4.2	—
Counterparties without offsetting positions - liabilities	—	(30.5)	—	—	(30.5)
	$50.8	$(367.5)	$8.1	$4.5	$(313.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association (“ISDA”) agreements, which govern the key terms with our counterparties. Our ISDA agreements contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of December 31, 2022, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $266.7 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2022, we would be required to post $31.4 million of collateral to certain counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $255.8 million as of December 31, 2022. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2022	2021	2020
Commodity contracts	$(5.6)	$(534.6)	$(218.3)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2022	2021	2020
Revenues	$(373.0)	$(417.3)	$90.8

Based on valuations as of December 31, 2022, we expect to reclassify commodity hedge related deferred gains of $63.4 million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2025, with $70.1 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the year ended December 31, 2022, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our positions.

Derivatives Not Designated	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Income on Derivatives
as Hedging Instruments	Income on Derivatives	2022	2021	2020
Commodity contracts	Revenue	$(381.7)	$(73.3)	$206.1

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Note 15 – Fair Value Measurements and Note 24 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at December 31, 2022, represent a net liability of $255.8 million, and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $455.3 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of $56.3 million.

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

The following table shows a breakdown by fair value hierarchy category for (1) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (2) supplemental fair value disclosures for other financial instruments:

	December 31, 2022
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$201.6	$201.6	$—	$201.6	$—
Liabilities from commodity derivative contracts (1)	457.4	457.4	—	457.4	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	219.0	219.0	—	—	—
TRGP Revolver and Commercial Paper Program	1,298.7	1,298.7	—	1,298.7	—
TRGP Senior unsecured notes	2,741.6	2,452.6	—	2,452.6	—
Term Loan Facility	1,500.0	1,500.0	—	1,500.0	—
Partnership's Senior unsecured notes	5,034.4	4,711.3	—	4,711.3	—
Securitization Facility	800.0	800.0	—	800.0	—

	December 31, 2021
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$46.6	$46.6	$—	$46.6	$—
Liabilities from commodity derivative contracts (1)	363.3	363.3	—	363.3	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	158.5	158.5	—	—	—
Partnership's Senior unsecured notes	6,465.7	6,924.5	—	6,924.5	—
Securitization Facility	150.0	150.0	—	150.0	—

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

Additional Information Regarding Level 3 Fair Value Measurements Included on Our Consolidated Balance Sheets

We report certain of our swaps and option contracts at fair value using Level 3 inputs due to such derivatives not having observable market prices or implied volatilities for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods. The fair value of these swaps is determined using a discounted cash flow valuation technique, for which the primary input to the valuation model is the forward commodity basis curve, and is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were (i) the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing and (ii) implied volatilities, which are unobservable as a result of inactive natural gas liquids options trading. As of December 31, 2022 and December 31, 2021, we had no derivative contracts categorized as Level 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as long-lived assets, are measured at fair value on a nonrecurring basis at acquisition or whenever impairment indicators are present. During the year ended December 31, 2021, we recorded a non-cash pre-tax impairment of $452.3 million. The impairment charge is primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations in the Gathering and Processing segment. During the year ended December 31, 2020, we recorded non-cash pre-tax impairments of $2,442.8 million. The impairment charge is primarily associated with the partial impairment of certain gas processing facilities and gathering systems associated with our Central operations and full impairment of our Coastal operations. For disclosures related to valuation techniques, see Note 4 – Acquisitions and Divestitures and Note 5 – Property, Plant and Equipment and Intangible Assets.

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

Note 16 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes transactions with unconsolidated affiliates:

	GCF	T2 Joint Ventures (1)	Cayenne	GCX (2)	Little Missouri 4	Total
2022:
Revenues	$—	$1.2	$—	$—	$8.5	$9.7
Product purchases and fuel	—	—	(4.7)	(25.0)	—	(29.7)
Operating expenses	(1.7)	(0.7)	(0.3)	—	(2.6)	(5.3)
General and administrative expenses	—	—	—	—	(0.9)	(0.9)
2021:
Revenues	$—	$4.4	$—	$—	$10.6	$15.0
Product purchases and fuel	—	—	(4.8)	(66.5)	—	(71.3)
Operating expenses	(1.1)	(2.3)	(0.2)	—	(2.5)	(6.1)
General and administrative expenses	—	—	—	—	(0.8)	(0.8)
2020:
Revenues	$0.4	$4.5	$—	$0.2	$12.6	$17.7
Product purchases and fuel	—	—	(5.9)	(67.2)	—	(73.1)
Operating expenses	(16.0)	(1.2)	(0.2)	—	(2.2)	(19.6)
General and administrative expenses	—	—	—	—	(0.8)	(0.8)

(1)
Following the closing of the South Texas Acquisition in April 2022, the T2 Joint Ventures are 100% owned and consolidated by Targa.
(2)
Following the closing of the GCX Sale in May 2022, Targa no longer has an ownership interest in GCX.

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

Note 17 — Commitments

Future non-cancelable commitments related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter:

	In Aggregate	2023	2024	2025	2026	2027	Thereafter
Land sites and rights of way (1)	$247.6	$6.9	$6.7	$7.4	$9.4	$8.6	$208.6

(1)
Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above non-cancelable commitments were:

	2022	2021	2020
Land sites and rights of way	$5.8	$5.9	$6.5

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We have filed a petition for review with the Supreme Court of Texas, and the appeal remains pending. The cumulative amount of interest on the award through December 31, 2022, if accrued, would have been approximately $42.6 million.

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

	2023	2024	2025 and after
Fixed consideration to be recognized as of December 31, 2022	$449.9	$451.4	$2,163.0

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For additional information on our revenue recognition policy, see Note 3 – Significant Accounting Policies, and for disclosures related to disaggregated revenue, see Note 24 – Segment Information.

Note 20 – Other Operating (Income) Expense

Other operating (income) expense is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
(Gain) loss on sale or disposition of business and assets (1)	$(9.6)	$2.0	$58.4
Write-down of assets (2)	9.8	10.3	55.6
Other	—	0.1	2.6
Total other operating (income) expense	$0.2	$12.4	$116.6

(1)
Primarily related to the sale of assets in Channelview, Texas in 2020. See Note 4 – Acquisitions and Divestitures for further discussion regarding these sales.
(2)
Related to the write-down of certain assets to their recoverable amounts.

Note 21 – Income Taxes

Components of the federal and state income tax provisions for the periods indicated are as follows:

	2022	2021	2020
Current expense (benefit)	$6.7	$2.7	$(15.4)
Deferred expense (benefit)	125.1	12.1	(232.7)
Total income tax expense (benefit)	$131.8	$14.8	$(248.1)

Our deferred income tax assets and liabilities as of December 31, 2022 and 2021 consist of recognition differences related to certain types of costs as follows:

	2022	2021
Deferred tax assets:
Net operating loss	$1,568.5	$1,411.3
Disallowed business interest expense carryforward	10.3	3.8
Deferred tax assets before valuation allowance	1,578.8	1,415.1
Valuation allowance	(36.9)	(214.4)
Deferred tax assets	1,541.9	1,200.7
Deferred tax liabilities:
Investments (1)	(1,842.0)	(1,323.0)
Property, plant, and equipment	(4.2)	(4.1)
Other	(23.4)	(9.6)
Deferred tax liabilities	(1,869.6)	(1,336.7)
Net deferred tax asset (liability)	$(327.7)	$(136.0)

Net deferred tax asset (liability)
Federal	$(290.5)	$(106.7)
State	(37.2)	(29.3)
Long-term deferred tax liability, net	$(327.7)	$(136.0)

(1)
Our deferred tax liability attributable to investments reflects the differences between the book and tax carrying values of our investment in the Partnership.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act provided corporate taxpayers an expanded five-year net operating loss (“NOL”) carryback period for losses generated in tax years 2018 through 2020. Additionally, the CARES Act allowed corporate taxpayers to request an immediate refund of alternative minimum tax credits. We requested a cash refund from the Internal Revenue Service (“IRS”) of approximately $44 million related to the CARES Act provisions and received the refund in the second quarter of 2020.

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

All federal statutes of limitations for returns filed in 2019 (for calendar year 2018) have expired. For Texas, the statute of limitations has expired for 2018 returns (for calendar year 2017). Similarly, the statute of limitations expired on substantially all 2018 state income tax returns that were filed prior to October 15, 2019. However, tax authorities have the ability to review and adjust carryover attributes (e.g., NOLs) generated in a closed tax year if utilized in an open tax year.

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

As of December 31, 2022, we have total NOL carryforwards of $6.8 billion, $1.4 billion of which will expire between 2036 and 2037. The remaining $5.4 billion NOL will not expire, but is limited to offsetting 80% of taxable income per year. During 2020, we recorded a federal tax-effected valuation allowance of $194.2 million against our deferred tax assets, primarily due to the tax consequences of the impairment of long-lived assets. See Note 5 – Property Plant and Equipment and Intangible Assets. As of December 31, 2022, our tax effected valuation allowance was $36.9 million, a decrease of $177.5 million from December 31, 2021. Of this valuation allowance, $6.4 million of the valuation allowance is federal, and the remaining $30.5 million is state.

Set forth below is the reconciliation between our Income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision in our Consolidated Statements of Operations for the periods indicated:

Income tax reconciliation:	2022	2021	2020
Income (loss) before income taxes	$1,663.2	$436.9	$(1,573.1)
Less: Net income attributable to noncontrolling interest	(335.9)	(350.9)	(228.9)
Income attributable to Targa Resources Corp. before income taxes	1,327.3	86.0	(1,802.0)
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes	278.7	18.1	(378.4)
Valuation allowance	(177.5)	(46.2)	194.2
State income taxes, net of federal tax benefit	33.6	(5.4)	(51.2)
CARES Act NOL carryback	—	—	(16.9)
State tax provision error correction	—	23.3	—
Return-to-provision	(0.6)	(1.3)	—
Change in statutory income tax rate	(1.7)	21.0	—
Permanent adjustments	5.6	4.1	4.5
Stock compensation shortfall/(windfall)	(6.3)	1.4	—
Other, net	—	(0.2)	(0.3)
Income tax provision (benefit)	$131.8	$14.8	$(248.1)

We have not identified any uncertain tax positions. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) which, among other things, introduced a corporate alternative minimum tax (the “CAMT”), imposed a 1% excise tax on stock buybacks and tax incentives to promote clean energy. Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations.” The IRA treats a corporation as an applicable corporation in for any taxable year in which the “average annual adjusted financial statement income” of such corporation for the three taxable year period ending prior to such taxable year exceeds $1 billion.

On December 27, 2022, the Department of the Treasury and the IRS issued guidance on the application of the CAMT which may be relied upon until final regulations are released. Based on our interpretation of the IRA, the CAMT and related guidance and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate qualifying as an “applicable corporation” in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for a future year. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and the CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Subsequent Events

In January 2023, the IRS notified us that it completed the examination of Targa’s NOL carryback and associated refund previously claimed under the CARES Act with no exceptions.

Additionally, in January 2023, we received notice from the IRS that it intends to audit an indirectly wholly-owned subsidiary of the Company (Targa Badlands Holdings LLC) which is treated as a partnership for federal tax purposes for the 2020 tax year.

Note 22 - Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
Cash:
Interest paid, net of capitalized interest (1)	$401.3	$356.0	$374.1
Income taxes (received) paid, net	1.6	1.3	43.7
Non-cash investing activities:
Change in deadstock commodity inventory	$(3.8)	$(15.0)	$5.3
Impact of capital expenditure accruals on property, plant and equipment, net	60.1	53.0	(226.9)
Transfers from materials and supplies inventory to property, plant and equipment	—	2.4	2.1
Change in ARO liability and property, plant and equipment due to revised cash flow estimate and additions	0.8	(0.2)	(1.8)
Non-cash financing activities:
Non-cash distributions to noncontrolling interests (2)	$64.2	$—	$—
Changes in accrued distributions to noncontrolling interests	(26.1)	(50.9)	(5.2)
Reduction of owner's equity related to accrued dividends on unvested equity awards under share compensation arrangements	7.1	3.1	5.4
Accretion of deemed dividends on Series A Preferred	—	—	37.6
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$9.7	$20.1	$13.2
Finance lease (3)	220.7	24.7	6.0

(1)
Interest capitalized on major projects was $16.3 million, $4.1 million and $33.0 million for the years ended December 31, 2022, 2021 and 2020.
(2)
Represents the transfer of an undivided interest in certain gas gathering and processing facilities to a joint owner upon Targa's recovery of a specified payout amount for our initial full funding of the facilities.
(3)
The December 31, 2022 balance includes $171.2 million related to compressor leases from the Delaware Basin Acquisition that were subsequently amended and extended.

Note 23 – Compensation Plans

2010 Targa Resources Corp. Stock Incentive Plan

In December 2010, we adopted the Targa Resources Corp. 2010 Stock Incentive Plan (the “2010 TRGP Plan”) for employees, consultants and non-employee directors of the Company. In May 2017, the 2010 TRGP Plan was amended and restated. Total authorized shares of common stock under the plan is 15,000,000, comprised of 5,000,000 shares originally available and an additional 10,000,000 shares that became available in May 2017. The 2010 TRGP Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as Incentive Options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards, (v) phantom stock awards, (vi) bonus stock awards, (vii) performance unit awards, or (viii) any combination of such awards.

Unless otherwise specified, the compensation costs for the awards listed below were recognized as expenses over related vesting periods based on the grant-date fair values, reduced by forfeitures incurred.

Restricted Stock Awards - Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. Upon issuance, the restricted stock awards will be included in the outstanding shares of our common stock. The Compensation Committee of the Targa board of directors (the “Compensation Committee”) awarded our common stock to our outside directors. In 2022, 2021 and 2020, we issued 31,117, 67,591 and 31,621 shares of director grants with weighted average grant-date fair values of $56.32, $30.33 and $39.85, respectively.

Restricted Stock Units Awards – Restricted Stock Units (“RSUs”) are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods generally vary from one to six years. In 2022, 2021 and 2020, we issued 943,352, 848,630 and 1,299,592 shares of RSUs with weighted average grant-date fair values of $63.87, $37.94 and $24.64.

Restricted Stock Units in Lieu of Bonus – In 2020 and 2019, we granted 81,336 and 95,687 shares of RSUs in lieu of cash bonuses for certain of our executives at the weighted average grant-date fair value of $41.39 and $42.83. The 2020 and 2019 grants vested in 2021 and 2022, respectively.

The following table summarizes the restricted stock and RSUs under the 2010 TRGP Plan in shares and in dollars for the year indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2021	3,690,828	$37.42
Granted	974,469	63.63
Forfeited	(83,372)	38.80
Vested	(1,353,507)	44.12
Outstanding at December 31, 2022	3,228,418	42.60

Performance Share Units

During 2022, 2021 and 2020, we granted 173,011, 319,320 and 291,365 performance share units (“PSUs”) to executive management for the 2022, 2021 and 2020 compensation cycle that will vest/have vested in January 2025, January 2024 and January 2023. The PSUs granted under the 2010 TRGP Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. For the PSUs granted in 2020, 2021 and 2022, the TSR performance factor is determined by the Compensation Committee based on relative TSR over a cumulative three-year performance period. The Compensation Committee determines a guideline performance percentage for the performance period and the percentage may then be decreased or increased by the Compensation Committee at its discretion. The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock. The value of dividend equivalent rights will be paid in cash when the awards vest.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 80%, 80% and 32% for PSUs granted in 2022, 2021 and 2020.

The following table summarizes the PSUs under the 2010 TRGP Plan in shares and in dollars for the years indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2021	867,209	$63.24
Granted	173,011	108.55
Forfeited	(13,779)	74.75
Vested	(256,524)	64.46
Outstanding at December 31, 2022	769,917	72.81

Stock Compensation Expenses

Stock compensation expense under our plans totaled $57.5 million, $59.2 million, and $66.3 million for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, we have $88.8 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting periods of 2.3 years related to our various compensation plans.

The fair values of share-based awards vested in 2022, 2021 and 2020 were $93.0 million, $73.8 million and $62.7 million. Cash dividends paid for the vested awards were $9.6 million, $8.7 million and $9.4 million for 2022, 2021 and 2020.

In relation to our equity compensation plans, we recognized $6.7 million in windfall tax benefits for the year ended December 31, 2022, $1.6 million and $2.0 million of tax deficiencies for the years ended December 31, 2021 and 2020, respectively.

Subsequent Events

In January 2023, the Compensation Committee made the following awards under the 2010 TRGP Plan.

•
23,518 shares of restricted stock to our outside directors that will vest in January 2024.
•
140,020 shares of RSUs to executive management for the 2023 compensation cycle that will vest in January 2026.
•
140,020 shares of PSUs to executive management for the 2023 compensation cycle that will vest in January 2026.

In January 2023, 31,117 shares of director grants vested with no shares withheld to satisfy tax withholding obligations.

In January 2023, 472,265 shares of RSUs vested with 165,203 shares withheld to satisfy tax withholding obligations.

In January 2023, 728,417 shares of 2021 PSUs vested with 272,681 shares withheld to satisfy tax withholding obligations.

Targa 401(k) Plan

We have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). We also contribute an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. As part of our cost reduction measures in response to the COVID-19 pandemic, we temporarily suspended our matching contributions in the second quarter of 2020, and reinstated such contributions on January 1, 2021. We made contributions to the 401(k) plan totaling $26.6 million, $21.8 million and $16.2 million during 2022, 2021 and 2020.

Note 24 — Segment Information

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes Grand Prix, which connects our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our Downstream facilities in Mont Belvieu, Texas. The associated assets are generally connected to and supplied in part by our Gathering and Processing segment, and are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the unrealized mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$919.7	$18,448.7	$(302.4)	$—	$19,066.0
Fees from midstream services	1,157.3	706.5	—	—	1,863.8
	2,077.0	19,155.2	(302.4)	—	20,929.8
Intersegment revenues
Sales of commodities	9,169.4	541.7	—	(9,711.1)	—
Fees from midstream services	0.6	45.2	—	(45.8)	—
	9,170.0	586.9	—	(9,756.9)	—
Revenues	$11,247.0	$19,742.1	$(302.4)	$(9,756.9)	$20,929.8
Operating margin (1)	$1,981.0	$1,456.3	$(302.4)
Other financial information:
Total assets (2)	$12,133.6	$7,175.7	$—	$250.7	$19,560.0
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$918.1	$453.0	$—	$23.3	$1,394.4

	Year Ended December 31, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$606.8	$15,111.6	$(115.9)	$—	$15,602.5
Fees from midstream services	747.3	600.0	—	—	1,347.3
	1,354.1	15,711.6	(115.9)	—	16,949.8
Intersegment revenues
Sales of commodities	6,067.9	409.5	—	(6,477.4)	—
Fees from midstream services	3.5	38.6	—	(42.1)	—
	6,071.4	448.1	—	(6,519.5)	—
Revenues	$7,425.5	$16,159.7	$(115.9)	$(6,519.5)	$16,949.8
Operating margin (1)	$1,325.3	$1,264.3	$(115.9)
Other financial information:
Total assets (2)	$7,998.1	$7,041.9	$14.0	$154.2	$15,208.2
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$471.7	$78.1	$—	$10.7	$560.5

	Year Ended December 31, 2020
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$659.9	$6,281.4	$229.7	$—	$7,171.0
Fees from midstream services	487.2	602.1	—	—	1,089.3
	1,147.1	6,883.5	229.7	—	8,260.3
Intersegment revenues
Sales of commodities	2,173.2	205.9	—	(2,379.1)	—
Fees from midstream services	6.5	31.5	—	(38.0)	—
	2,179.7	237.4	—	(2,417.1)	—
Revenues	$3,326.8	$7,120.9	$229.7	$(2,417.1)	$8,260.3
Operating margin (1)	$1,017.7	$1,128.0	$229.7
Other financial information:
Total assets (2)	$8,743.5	$6,860.0	$86.3	$185.9	$15,875.7
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$293.9	$414.0	$—	$18.9	$726.8

(1)
Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$5,470.2	$3,523.9	$1,359.0
NGL	13,785.2	12,210.8	5,181.3
Condensate and crude oil	565.3	358.4	264.0
Petroleum products	—	—	69.8
	19,820.7	16,093.1	6,874.1
Non-customer revenue:
Derivative activities - Hedge	(373.0)	(417.3)	90.8
Derivative activities - Non-hedge (1)	(381.7)	(73.3)	206.1
	(754.7)	(490.6)	296.9
Total sales of commodities	19,066.0	15,602.5	7,171.0

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	1,137.2	730.3	476.0
NGL transportation, fractionation and services	285.1	190.6	163.1
Storage, terminaling and export	372.2	379.7	401.9
Other	69.3	46.7	48.3
Total fees from midstream services	1,863.8	1,347.3	1,089.3

Total revenues	$20,929.8	$16,949.8	$8,260.3

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$1,981.0	$1,325.3	$1,017.7
Logistics and Transportation operating margin	1,456.3	1,264.3	1,128.0
Other operating margin	(302.4)	(115.9)	229.7
Depreciation and amortization expense	(1,096.0)	(870.6)	(865.1)
General and administrative expense	(309.7)	(273.2)	(254.6)
Impairment of long-lived assets	—	(452.3)	(2,442.8)
Interest expense, net	(446.1)	(387.9)	(391.3)
Equity earnings (loss)	9.1	(23.9)	72.6
Gain (loss) on sale or disposition of assets	9.6	(2.0)	(58.4)
Write-down of assets	(9.8)	(10.3)	(55.6)
Gain (loss) from financing activities	(49.6)	(16.6)	45.6
Gain (loss) from sale of equity method investment	435.9	—	—
Other, net	(15.1)	—	1.1
Income (loss) before income taxes	$1,663.2	$436.9	$(1,573.1)