Form 10-Q
period 2023-09-30
Targa Resources Corp.
filed 2023-11-02
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 222,975,600 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$139.5	$219.0
Trade receivables, net of allowances of $2.6 and $2.2 million at September 30, 2023 and December 31, 2022	1,241.1	1,408.4
Inventories	536.2	393.8
Assets from risk management activities	84.2	179.9
Other current assets	138.3	155.5
Total current assets	2,139.3	2,356.6
Property, plant and equipment, net	15,333.5	14,214.6
Intangible assets, net	2,446.6	2,734.6
Long-term assets from risk management activities	17.7	24.5
Investments in unconsolidated affiliates	138.3	131.3
Other long-term assets	114.2	98.4
Total assets	$20,189.6	$19,560.0

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,581.3	$1,448.8
Accrued liabilities	292.0	289.5
Interest payable	101.0	174.0
Liabilities from risk management activities	105.8	320.1
Current debt obligations	602.0	834.3
Total current liabilities	2,682.1	3,066.7
Long-term debt	12,318.4	10,702.1
Long-term liabilities from risk management activities	34.8	140.1
Deferred income taxes, net	418.3	327.7
Other long-term liabilities	358.2	341.2
Contingencies (see Note 12)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022), net of discount	—	—
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of September 30, 2023 and December 31, 2022)	0.2	0.2
Issued Outstanding
September 30, 2023 240,087,974 223,080,697
December 31, 2022 237,939,058 226,042,229
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, zero shares issued and outstanding)	—	—
Additional paid-in capital	3,061.5	3,702.3
Retained earnings (deficit)	305.5	(626.8)
Accumulated other comprehensive income (loss)	(5.3)	54.7
Treasury stock, at cost (17,007,277 shares as of September 30, 2023 and 11,896,829 shares as of December 31, 2022)	(855.8)	(464.7)
Total Targa Resources Corp. stockholders’ equity	2,506.1	2,665.7
Noncontrolling interests	1,871.7	2,316.5
Total owners’ equity	4,377.8	4,982.2
Total liabilities, Series A Preferred Stock and owners’ equity	$20,189.6	$19,560.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,374.3	$4,800.3	$10,314.0	$14,990.7
Fees from midstream services	522.3	559.8	1,506.8	1,384.3
Total revenues	3,896.6	5,360.1	11,820.8	16,375.0
Costs and expenses:
Product purchases and fuel	2,690.0	4,306.3	7,777.9	13,557.8
Operating expenses	277.7	261.3	808.4	660.6
Depreciation and amortization expense	331.3	287.2	988.2	766.2
General and administrative expense	90.0	79.1	253.4	217.2
Other operating (income) expense	2.5	(3.8)	2.0	(4.4)
Income (loss) from operations	505.1	430.0	1,990.9	1,177.6
Other income (expense):
Interest expense, net	(175.1)	(125.8)	(509.8)	(300.5)
Equity earnings (loss)	3.0	1.7	6.2	8.7
Gain (loss) from financing activities	—	—	—	(49.6)
Gain (loss) from sale of equity method investment	—	—	—	435.9
Other, net	(0.1)	(14.6)	(4.9)	(14.6)
Income (loss) before income taxes	332.9	291.3	1,482.4	1,257.5
Income tax (expense) benefit	(53.9)	(12.0)	(260.7)	(122.0)
Net income (loss)	279.0	279.3	1,221.7	1,135.5
Less: Net income (loss) attributable to noncontrolling interests	59.0	86.2	175.4	258.0
Net income (loss) attributable to Targa Resources Corp.	220.0	193.1	1,046.3	877.5
Premium on repurchase of noncontrolling interests, net of tax	—	—	490.7	53.1
Dividends on Series A Preferred Stock	—	—	—	30.0
Deemed dividends on Series A Preferred Stock	—	—	—	215.5
Net income (loss) attributable to common shareholders	$220.0	$193.1	$555.6	$578.9

Net income (loss) per common share - basic	$0.97	$0.85	$2.44	$2.54
Net income (loss) per common share - diluted	$0.97	$0.84	$2.43	$2.50
Weighted average shares outstanding - basic	223.8	226.6	225.2	227.6
Weighted average shares outstanding - diluted	225.1	230.3	226.5	231.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2023			2022
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$279.0			$279.3
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(153.8)	$34.9	(118.9)	$225.4	$(50.4)	175.0
Settlements reclassified to revenues	(22.2)	5.0	(17.2)	121.7	(27.0)	94.7
Other comprehensive income (loss)	(176.0)	39.9	(136.1)	347.1	(77.4)	269.7
Comprehensive income (loss)			142.9			549.0
Less: Comprehensive income (loss) attributable to noncontrolling interests			59.0			86.2
Comprehensive income (loss) attributable to Targa Resources Corp.			$83.9			$462.8

	Nine Months Ended September 30,
	2023			2022
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$1,221.7			$1,135.5
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$39.6	$(9.0)	30.6	$(136.7)	$30.5	(106.2)
Settlements reclassified to revenues	(117.2)	26.6	(90.6)	425.2	(94.8)	330.4
Other comprehensive income (loss)	(77.6)	17.6	(60.0)	288.5	(64.3)	224.2
Comprehensive income (loss)			1,161.7			1,359.7
Less: Comprehensive income (loss) attributable to noncontrolling interests			175.4			258.0
Comprehensive income (loss) attributable to Targa Resources Corp.			$986.3			$1,101.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2023	224,052	$0.2	$3,045.8	$199.5	$130.8	15,160	$(701.1)	$1,865.0	$4,540.2	$—
Compensation on equity grants	—	—	15.7	—	—	—	—	—	15.7	—
Dividend equivalent rights	—	—	—	(0.9)	—	—	—	—	(0.9)	—
Shares issued under compensation program	876	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(263)	—	—	—	—	263	(21.6)	—	(21.6)	—
Repurchases of common stock	(1,584)	—	—	—	—	1,584	(132.0)	—	(132.0)	—
Excise tax on repurchases of common stock	—	—	—	—	—	—	(1.1)	—	(1.1)	—
Common stock dividends
Dividends - $0.50 per share	—	—	—	(113.1)	—	—	—	—	(113.1)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56.5)	(56.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.2	4.2	—
Other comprehensive income (loss)	—	—	—	—	(136.1)	—	—	—	(136.1)	—
Net income (loss)	—	—	—	220.0	—	—	—	59.0	279.0	—
Balance, September 30, 2023	223,081	$0.2	$3,061.5	$305.5	$(5.3)	17,007	$(855.8)	$1,871.7	$4,377.8	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2022	227,062	$0.2	$3,834.4	$(1,137.9)	$(276.4)	10,142	$(350.4)	$2,331.0	$4,400.9	$—
Compensation on equity grants	—	—	14.4	—	—	—	—	—	14.4	—
Dividend equivalent rights	—	—	(1.7)	—	—	—	—	—	(1.7)	—
Shares issued under compensation program	481	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(128)	—	—	—	—	128	(8.6)	—	(8.6)	—
Repurchases of common stock	(1,157)	—	—	—	—	1,157	(73.0)	—	(73.0)	—
Common stock dividends
Dividends - $0.35 per share	—	—	—	(79.3)	—	—	—	—	(79.3)	—
Dividends in excess of retained earnings	—	—	(79.3)	79.3	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75.2)	(75.2)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.9	4.9	—
Other comprehensive income (loss)	—	—	—	—	269.7	—	—	—	269.7	—
Net income (loss)	—	—	—	193.1	—	—	—	86.2	279.3	—
Balance, September 30, 2022	226,258	$0.2	$3,767.8	$(944.8)	$(6.7)	11,427	$(432.0)	$2,346.9	$4,731.4	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2	$—
Compensation on equity grants	—	—	45.7	—	—	—	—	—	45.7	—
Dividend equivalent rights	—	—	(2.3)	(0.9)	—	—	—	—	(3.2)	—
Shares issued under compensation program	2,149	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(714)	—	—	—	—	714	(55.4)	—	(55.4)	—
Repurchases of common stock	(4,396)	—	—	—	—	4,396	(333.1)	—	(333.1)	—
Excise tax on repurchases of common stock	—	—	—	—	—	—	(2.6)	—	(2.6)	—
Common stock dividends
Dividends - $1.35 per share	—	—	—	(306.6)	—	—	—	—	(306.6)	—
Dividends in excess of retained earnings	—	—	(193.5)	193.5	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(170.0)	(170.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.1	7.1	—
Repurchase of noncontrolling interests, net of tax	—	—	(490.7)	—	—	—	—	(457.3)	(948.0)	—
Other comprehensive income (loss)	—	—	—	—	(60.0)	—	—	—	(60.0)	—
Net income (loss)	—	—	—	1,046.3	—	—	—	175.4	1,221.7	—
Balance, September 30, 2023	223,081	$0.2	$3,061.5	$305.5	$(5.3)	17,007	$(855.8)	$1,871.7	$4,377.8	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7
Compensation on equity grants	—	—	41.8	—	—	—	—	—	41.8	—
Dividend equivalent rights	—	—	(5.2)	—	—	—	—	—	(5.2)	—
Shares issued under compensation program	1,580	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(526)	—	—	—	—	526	(31.1)	—	(31.1)	—
Repurchases of common stock	(3,017)	—	—	—	—	3,017	(196.8)	—	(196.8)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(30.0)	—	—	—	—	(30.0)	—
Dividends in excess of retained earnings	—	—	(30.0)	30.0	—	—	—	—	—	—
Deemed dividends - repurchase of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $1.05 per share	—	—	—	(239.1)	—	—	—	—	(239.1)	—
Dividends in excess of retained earnings	—	—	(239.1)	239.1	—	—	—	—	—	—
Repurchase of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(234.0)	(234.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13.9	13.9	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.1)	—	—	—	—	(857.9)	(911.0)	—
Other comprehensive income (loss)	—	—	—	—	224.2	—	—	—	224.2	—
Net income (loss)	—	—	—	877.5	—	—	—	258.0	1,135.5	—
Balance, September 30, 2022	226,258	$0.2	$3,767.8	$(944.8)	$(6.7)	11,427	$(432.0)	$2,346.9	$4,731.4	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,221.7	$1,135.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	9.8	7.2
Compensation on equity grants	45.7	41.8
Depreciation and amortization expense	988.2	766.2
(Gain) loss on sale or disposition of assets	(3.9)	(8.1)
Write-downs of assets	6.0	3.7
Accretion of asset retirement obligations	4.5	3.5
Deferred income tax expense (benefit)	252.1	116.4
Equity (earnings) loss of unconsolidated affiliates	(6.2)	(8.7)
Distributions of earnings received from unconsolidated affiliates	9.6	11.0
Risk management activities	(294.3)	295.0
(Gain) loss from financing activities	—	49.6
(Gain) loss from sale of equity method investment	—	(435.9)
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	197.2	79.4
Inventories	(134.1)	(320.5)
Accounts payable, accrued liabilities and other liabilities	30.6	144.8
Interest payable	(73.0)	(37.6)
Net cash provided by operating activities	2,253.9	1,843.3
Cash flows from investing activities
Outlays for property, plant and equipment	(1,665.4)	(815.4)
Outlays for business acquisition, net of cash acquired	—	(3,514.8)
Outlays for asset acquisition, net of cash acquired	—	(203.7)
Proceeds from sale of assets	2.9	18.3
Investments in unconsolidated affiliates	(14.9)	(1.5)
Proceeds from sale of equity method investment	—	857.0
Return of capital from unconsolidated affiliates	4.5	12.5
Other, net	(0.9)	—
Net cash provided by (used in) investing activities	(1,673.8)	(3,647.6)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	—	5,305.0
Repayments of credit facilities	(290.0)	(4,755.0)
Proceeds from borrowings of commercial paper notes	47,077.8	8,584.8
Repayments of commercial paper notes	(46,936.5)	(7,952.8)
Proceeds from borrowings under term loan facility	—	1,500.0
Proceeds from borrowings under accounts receivable securitization facility	103.1	1,180.0
Repayments of accounts receivable securitization facility	(343.1)	(580.0)
Proceeds from issuance of senior notes	1,717.0	2,741.4
Redemption of senior notes	—	(1,473.2)
Principal payments of finance leases	(31.3)	(10.8)
Costs incurred in connection with financing arrangements	(5.0)	(44.4)
Repurchase of shares	(388.5)	(227.9)
Contributions from noncontrolling interests	7.1	13.9
Distributions to noncontrolling interests	(163.5)	(252.0)
Repurchase of noncontrolling interests	(1,091.9)	(926.3)
Redemption of Series A Preferred Stock	—	(965.2)
Dividends paid to common and Series A Preferred shareholders	(314.8)	(298.8)
Net cash provided by (used in) financing activities	(659.6)	1,838.7
Net change in cash and cash equivalents	(79.5)	34.4
Cash and cash equivalents, beginning of period	219.0	158.5
Cash and cash equivalents, end of period	$139.5	$192.9

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2023.

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

Delaware Basin Acquisition

In July 2022, we completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”). We received a final net working capital adjustment payment of approximately $11.4 million in the fourth quarter of 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 2022 as if the Delaware Basin Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenues	$5,391.1	$16,604.0
Net income (loss)	288.3	1,089.7

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
•
Excludes $14.3 million of acquisition-related costs incurred as of September 30, 2022 from pro forma net income for the three and nine months ended September 30, 2022;
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
•
Includes interest expense and debt issuance cost amortization associated with Targa’s borrowings to finance the Delaware Basin Acquisition; and
•
Reflects the income tax effects of the above pro forma adjustments.

Note 5 — Property, Plant and Equipment and Intangible Assets

	September 30, 2023	December 31, 2022	Estimated Useful Lives (In Years)
Gathering systems	$10,698.4	$10,403.1	5 to 20
Processing and fractionation facilities	7,783.4	7,421.2	5 to 25
Terminaling and storage facilities	1,369.2	1,341.6	5 to 25
Transportation assets	3,238.7	2,919.3	10 to 50
Other property, plant and equipment	404.8	387.6	3 to 50
Land	178.8	163.3	—
Construction in progress	1,566.3	1,011.0	—
Finance lease right-of-use assets	334.6	266.1	5 to 14
Property, plant and equipment	25,574.2	23,913.2
Accumulated depreciation, amortization and impairment	(10,240.7)	(9,698.6)
Property, plant and equipment, net	$15,333.5	$14,214.6

Intangible assets	4,378.0	4,379.7	10 to 20
Accumulated amortization and impairment	(1,931.4)	(1,645.1)
Intangible assets, net	$2,446.6	$2,734.6

During the three and nine months ended September 30, 2023, depreciation expense was $235.3 million and $700.2 million, respectively.

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

During the three and nine months ended September 30, 2023, amortization expense was $96.0 million and $288.0 million, respectively.

During the three and nine months ended September 30, 2022, amortization expense was $80.7 million and $136.7 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $384.0 million, $373.2 million, $326.0 million, $279.8 million and $252.2 million for each of the years 2023 through 2027, respectively.

Note 6 — Debt Obligations

	September 30, 2023	December 31, 2022
Current:
Partnership accounts receivable securitization facility, due August 2024 (1)	$560.0	$800.0
Finance lease liabilities	42.0	34.3
Current debt obligations	602.0	834.3

Long-term:
Term loan facility, variable rate, due July 2025	1,500.0	1,500.0
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	1,150.0	1,298.7
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	—
Unamortized discount	(40.5)	(8.4)
Senior unsecured notes issued by the Partnership: (3)
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	12,143.9	10,574.7
Debt issuance costs, net of amortization	(63.9)	(65.6)
Finance lease liabilities	238.4	193.0
Long-term debt	12,318.4	10,702.1
Total debt obligations	$12,920.4	$11,536.4
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$22.3	$33.2

(1)
In August 2023, the Partnership amended its accounts receivable securitization facility (the “Securitization Facility”) to decrease the size of the Securitization Facility from $800.0 million to $600.0 million and to extend the termination date of the Securitization Facility to August 29, 2024. As of September 30, 2023, the Partnership had $560.0 million of qualifying receivables under the Securitization Facility, resulting in $40.0 million availability.
(2)
We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under our $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”) equal to the aggregate amount outstanding under the Commercial Paper Program. As of September 30, 2023, the TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $1,150.0 million borrowings outstanding, resulting in approximately $1.6 billion of available liquidity, after accounting for outstanding letters of credit.
(3)
We guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2023:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	5.2% - 6.2%	5.8%
Securitization Facility	5.2% - 6.3%	5.7%
Term Loan Facility	5.8% - 6.8%	6.4%

Compliance with Debt Covenants

As of September 30, 2023, we were in compliance with the covenants contained in our various debt agreements.

In February 2022, we and certain of our subsidiaries entered into a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes. As of September 30, 2023, $5.0 billion of the Partnership Issuers’ senior unsecured notes was outstanding.

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

Note 7 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Deferred revenue	$202.1	$198.8
Asset retirement obligations	104.7	97.9
Operating lease liabilities	35.5	28.6
Other liabilities	15.9	15.9
Total other long-term liabilities	$358.2	$341.2

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met.

Deferred revenue as of September 30, 2023 and December 31, 2022, was $202.1 million and $198.8 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. See Note 12 – Contingencies.

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

Note 8 — Common Stock and Related Matters

Common Share Repurchase Program

In October 2020, our Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”) for the repurchase of up to $500.0 million of our outstanding common stock. In May 2023, our Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. During the second quarter of 2023, we exhausted the 2020 Share Repurchase Program. As of September 30, 2023, there was $810.7 million remaining under the 2023 Share Repurchase Program. We may discontinue the 2023 Share Repurchase Program at any time and are not obligated to repurchase any specific dollar amount or number of shares thereunder.

For the three and nine months ended September 30, 2023, we repurchased 1,583,317 shares and 4,395,519 shares of our common stock at a weighted average per share price of $83.38 and $75.77 for a total net cost of $132.0 million and $333.1 million, respectively. For the three and nine months ended September 30, 2022, we repurchased 1,156,832 shares and 3,016,556 shares of our common stock at a weighted average per share price of $63.06 and $65.23 for a total net cost of $72.9 million and $196.8 million, respectively.

Common Stock Dividends

In April 2023, we declared an increase to our common dividend to $0.50 per common share or $2.00 per common share annualized effective for the first quarter of 2023.

The following table details the dividends declared and/or paid by us to common shareholders for the nine months ended September 30, 2023:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2023	November 15, 2023	$113.0	$111.5	$1.5	$0.50000
June 30, 2023	August 15, 2023	113.6	111.8	1.8	0.50000
March 31, 2023	May 15, 2023	114.7	113.0	1.7	0.50000
December 31, 2022	February 15, 2023	80.5	79.3	1.2	0.35000

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$220.0	$193.1	$1,046.3	$877.5
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	—	490.7	53.1
Less: Dividends on Series A Preferred Stock (2)	—	—	—	30.0
Less: Deemed dividends on Series A Preferred (2)	—	—	—	215.5
Net income (loss) attributable to common shareholders	220.0	193.1	555.6	578.9
Less: Participating share-based earnings (3)	2.2	—	5.1	—
Net income (loss) allocated to common shareholders for basic earnings per share	$217.8	$193.1	$550.5	$578.9

Weighted average shares outstanding - basic	223.8	226.6	225.2	227.6
Dilutive effect of unvested stock awards	1.3	3.7	1.3	3.9
Weighted average shares outstanding - diluted	225.1	230.3	226.5	231.5

Net income (loss) available per common share - basic	$0.97	$0.85	$2.44	$2.54
Net income (loss) available per common share - diluted	$0.97	$0.84	$2.43	$2.50

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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted stock awards	1.4	—	1.6	—
Series A Preferred (1)	—	—	—	19.9

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

At September 30, 2023, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2023	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	148,830	103,512	56,856	10,373	—
Natural Gas	Basis Swaps	MMBtu/d	735,435	402,780	256,658	102,500	25,000
NGL	Swaps	Bbl/d	42,072	28,492	18,759	2,646	—
NGL	Futures	Bbl/d	34,467	18,549	4,562	—	—
Condensate	Swaps	Bbl/d	6,379	4,531	3,245	494	—

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

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of September 30, 2023		Fair Value as of December 31, 2022
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$61.8	$(74.4)	$158.7	$(93.8)
	Long-term	12.6	(19.0)	24.2	(30.9)
Total derivatives designated as hedging instruments		$74.4	$(93.4)	$182.9	$(124.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$22.4	$(31.4)	$21.2	$(226.3)
	Long-term	5.1	(15.8)	0.3	(109.2)
Total derivatives not designated as hedging instruments		$27.5	$(47.2)	$21.5	$(335.5)
Total current position		$84.2	$(105.8)	$179.9	$(320.1)
Total long-term position		17.7	(34.8)	24.5	(140.1)
Total derivatives		$101.9	$(140.6)	$204.4	$(460.2)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2023	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$83.2	$(105.3)	$20.7	$25.6	$(27.0)
Counterparties without offsetting positions - assets	1.0	—	—	1.0	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	84.2	(105.8)	20.7	26.6	(27.5)
Long-Term Position
Counterparties with offsetting positions or collateral	17.7	(34.8)	2.3	2.1	(16.9)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	17.7	(34.8)	2.3	2.1	(16.9)
Total Derivatives
Counterparties with offsetting positions or collateral	100.9	(140.1)	23.0	27.7	(43.9)
Counterparties without offsetting positions - assets	1.0	—	—	1.0	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	$101.9	$(140.6)	$23.0	$28.7	$(44.4)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2022	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$162.2	$(316.7)	$12.2	$27.2	$(169.5)
Counterparties without offsetting positions - assets	17.7	—	—	17.7	—
Counterparties without offsetting positions - liabilities	—	(3.4)	—	—	(3.4)
	179.9	(320.1)	12.2	44.9	(172.9)
Long-Term Position
Counterparties with offsetting positions or collateral	24.5	(137.4)	22.4	7.3	(97.8)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(2.7)	—	—	(2.7)
	24.5	(140.1)	22.4	7.3	(100.5)
Total Derivatives
Counterparties with offsetting positions or collateral	186.7	(454.1)	34.6	34.5	(267.3)
Counterparties without offsetting positions - assets	17.7	—	—	17.7	—
Counterparties without offsetting positions - liabilities	—	(6.1)	—	—	(6.1)
	$204.4	$(460.2)	$34.6	$52.2	$(273.4)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association (“ISDA”) agreements, which govern the key terms with our counterparties. Our ISDA agreements contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of September 30, 2023, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $43.9 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC, as defined in our ISDAs, we estimate that as of September 30, 2023, we would not be required to post collateral to certain counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $38.7 million as of September 30, 2023. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2023	2022	2023	2022
Commodity contracts	$(153.8)	$225.4	$39.6	$(136.7)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2023	2022	2023	2022
Revenues	$22.2	$(121.7)	$117.2	$(425.2)

Based on valuations as of September 30, 2023, we expect to reclassify commodity hedge-related deferred losses of $(14.3) million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2026, with $(7.8) million of losses to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended September 30, 2023, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward prices, as compared to our positions. For the nine months ended September 30, 2023, the unrealized mark-to-market gains are primarily attributable to favorable movements in natural gas forward prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2023	2022	2023	2022
Commodity contracts	Revenue	$(7.0)	$(121.5)	$316.2	$(317.5)

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The financial position of these derivatives at September 30, 2023, a net liability position of $38.7 million, reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $195.7 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $118.2 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value, and (ii) supplemental fair value disclosures for other financial instruments:

	September 30, 2023
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$100.9	$100.9	$—	$100.9	$—
Liabilities from commodity derivative contracts (1)	139.6	139.6	—	139.3	0.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	139.5	139.5	—	—	—
TRGP Revolver and Commercial Paper Program	1,150.0	1,150.0	—	1,150.0	—
TRGP Senior unsecured notes	4,459.5	4,064.5	—	4,064.5	—
Term Loan Facility	1,500.0	1,500.0	—	1,500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,672.7	—	4,672.7	—
Securitization Facility	560.0	560.0	—	560.0	—

	December 31, 2022
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$201.6	$201.6	$—	$201.6	$—
Liabilities from commodity derivative contracts (1)	457.4	457.4	—	457.4	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	219.0	219.0	—	—	—
TRGP Revolver and Commercial Paper Program	1,298.7	1,298.7	—	1,298.7	—
TRGP Senior unsecured notes	2,741.6	2,452.6	—	2,452.6	—
Term Loan Facility	1,500.0	1,500.0	—	1,500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,711.3	—	4,711.3	—
Securitization Facility	800.0	800.0	—	800.0	—

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

The fair value of these swaps was determined using a discounted cash flow valuation technique based on a commodity forward curve. For these derivatives, the primary input to the valuation model was the commodity forward curve, which was based on observable or public data sources and extrapolated when observable prices were not available.

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing. The change in the fair value of Level 3 derivatives associated with a 10% change in the commodity forward curve where prices are not observable was immaterial. As of September 30, 2023, we had two derivative contracts categorized as Level 3.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset/(Liability)
Balance, December 31, 2022	$—
New Level 3 derivative instruments	(0.3)
Balance, September 30, 2023	$(0.3)

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas which was denied on October 20, 2023, but we are seeking rehearing and the appeal remains pending. The cumulative amount of interest on the award through September 30, 2023, if accrued, would have been approximately $52.3 million.

On July 24, 2023, we received a Notice of Violation from the New Mexico Environment Department, Air Quality Bureau, relating to alleged air permit violations between August 1, 2021 and June 30, 2022 by Lucid Energy Delaware, LLC, an entity we subsequently acquired in July 2022 in the Delaware Basin Acquisition and whose assets are now integrated into Targa Northern Delaware LLC, a wholly-owned subsidiary of the Company. We have been engaging with the New Mexico Environment Department to resolve this matter. Although this matter is ongoing and management cannot predict its ultimate outcome, the resolution of this matter may result in a fine or penalty in excess of $0.3 million. We do not expect that any expenditures related to this matter will be material to our consolidated financial statements.

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest.

We are also a defendant in three other breach of contract cases related to force majeure events arising during the major winter storm in February 2021. We believe that the likelihood of a partial loss could be reasonably possible, and, while it is not possible to predict the ultimate outcome of these cases on an individual or consolidated basis, we estimate that the total range of potential loss resulting from all of these cases could be between $0 and $10.0 million in the aggregate. We intend to continue to vigorously defend these cases.

Note 13 — Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 16 years.

	2023	2024	2025 and after
Fixed consideration to be recognized as of September 30, 2023	$109.7	$461.6	$2,407.5

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 16 – Segment Information.

Note 14 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three and nine months ended September 30, 2023 is lower than the U.S. corporate statutory rate of 21% primarily due to the release of a portion of our state valuation allowances, stock compensation windfall and income allocated to noncontrolling interests that is not taxable to the Company. Our effective tax rate for the three and nine months ended September 30, 2022 was lower than the U.S. corporate statutory rate of 21% primarily due to the release of a portion of our federal valuation allowances in addition to income allocated to noncontrolling interests that is not taxable to the Company.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of September 30, 2023, our valuation allowance was $9.4 million, a decrease of $27.5 million from December 31, 2022. After the change in valuation allowance, we have a net deferred tax liability of $418.3 million.

We are subject to tax in the U.S. and various state jurisdictions. Additionally, we are subject to periodic audits and reviews by U.S. federal and state taxing authorities. As of September 30, 2023, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2021 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We are not aware of any potential audit findings that would give rise to adjustments to taxable income and do not anticipate material changes related to these audits.

Note 15 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Cash:
Interest paid, net of capitalized interest (1)	$574.1	$332.6
Income taxes (received) paid, net	9.5	1.1
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$76.8	$(40.1)
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$6.5	$(18.0)

(1)
Interest capitalized on major projects was $29.2 million and $9.5 million for the nine months ended September 30, 2023 and 2022.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2023
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$231.3	$3,176.5	$(33.5)	$—	$3,374.3
Fees from midstream services	337.4	184.9	—	—	522.3
	568.7	3,361.4	(33.5)	—	3,896.6
Intersegment revenues
Sales of commodities	1,298.8	49.0	—	(1,347.8)	—
Fees from midstream services	0.6	11.5	—	(12.1)	—
	1,299.4	60.5	—	(1,359.9)	—
Revenues	$1,868.1	$3,421.9	$(33.5)	$(1,359.9)	$3,896.6
Operating margin (1)	$505.0	$457.4	$(33.5)
Other financial information:
Total assets (2)	$12,405.7	$7,568.0	$7.8	$208.1	$20,189.6
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$421.5	$229.7	$—	$3.8	$655.0

	Three Months Ended September 30, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$180.7	$4,731.8	$(112.2)	$—	$4,800.3
Fees from midstream services	382.0	177.8	—	—	559.8
	562.7	4,909.6	(112.2)	—	5,360.1
Intersegment revenues
Sales of commodities	2,768.2	160.7	—	(2,928.9)	—
Fees from midstream services	0.3	11.6	—	(11.9)	—
	2,768.5	172.3	—	(2,940.8)	—
Revenues	$3,331.2	$5,081.9	$(112.2)	$(2,940.8)	$5,360.1
Operating margin (1)	$564.6	$340.2	$(112.2)
Other financial information:
Total assets (2)	$12,119.0	$7,074.9	$1.5	$194.5	$19,389.9
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$222.0	$139.1	$—	$8.0	$369.1

	Nine Months Ended September 30, 2023
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$787.1	$9,232.6	$294.3	$—	$10,314.0
Fees from midstream services	979.7	527.1	—	—	1,506.8
	1,766.8	9,759.7	294.3	—	11,820.8
Intersegment revenues
Sales of commodities	3,621.8	210.2	—	(3,832.0)	—
Fees from midstream services	1.7	32.9	—	(34.6)	—
	3,623.5	243.1	—	(3,866.6)	—
Revenues	$5,390.3	$10,002.8	$294.3	$(3,866.6)	$11,820.8
Operating margin (1)	$1,545.9	$1,394.4	$294.3
Other financial information:
Total assets (2)	$12,405.7	$7,568.0	$7.8	$208.1	$20,189.6
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$1,081.7	$645.0	$—	$15.5	$1,742.2

	Nine Months Ended September 30, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$577.0	$14,708.6	$(294.9)	$—	$14,990.7
Fees from midstream services	844.2	540.1	—	—	1,384.3
	1,421.2	15,248.7	(294.9)	—	16,375.0
Intersegment revenues
Sales of commodities	7,455.4	416.5	—	(7,871.9)	—
Fees from midstream services	0.1	34.3	—	(34.4)	—
	7,455.5	450.8	—	(7,906.3)	—
Revenues	$8,876.7	$15,699.5	$(294.9)	$(7,906.3)	$16,375.0
Operating margin (1)	$1,437.0	$1,014.6	$(294.9)
Other financial information:
Total assets (2)	$12,119.0	$7,074.9	$1.5	$194.5	$19,389.9
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$551.7	$206.9	$—	$16.7	$775.3

(1)
Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$606.0	$1,748.1	$1,835.9	$4,244.1
NGL	2,635.4	3,145.4	7,651.6	11,048.3
Condensate and crude oil	117.7	150.0	393.1	441.0
	3,359.1	5,043.5	9,880.6	15,733.4
Non-customer revenue:
Derivative activities - Hedge	22.2	(121.7)	117.2	(425.2)
Derivative activities - Non-hedge (1)	(7.0)	(121.5)	316.2	(317.5)
	15.2	(243.2)	433.4	(742.7)
Total sales of commodities	3,374.3	4,800.3	10,314.0	14,990.7

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	333.3	376.4	966.3	829.6
NGL transportation, fractionation and services	71.1	82.3	190.5	215.1
Storage, terminaling and export	102.2	82.5	302.3	285.3
Other	15.7	18.6	47.7	54.3
Total fees from midstream services	522.3	559.8	1,506.8	1,384.3

Total revenues	$3,896.6	$5,360.1	$11,820.8	$16,375.0

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$505.0	$564.6	$1,545.9	$1,437.0
Logistics and Transportation operating margin	457.4	340.2	1,394.4	1,014.6
Other operating margin	(33.5)	(112.2)	294.3	(294.9)
Depreciation and amortization expense	(331.3)	(287.2)	(988.2)	(766.2)
General and administrative expense	(90.0)	(79.1)	(253.4)	(217.2)
Other operating income (expense)	(2.5)	3.8	(2.0)	4.4
Interest expense, net	(175.1)	(125.8)	(509.8)	(300.5)
Equity earnings (loss)	3.0	1.7	6.2	8.7
Gain (loss) from financing activities	—	—	—	(49.6)
Gain (loss) from sale of equity method investment	—	—	—	435.9
Other, net	(0.1)	(14.7)	(5.0)	(14.7)
Income (loss) before income taxes	$332.9	$291.3	$1,482.4	$1,257.5

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

•
In August 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Greenwood plant”). The Greenwood plant commenced operations in the fourth quarter of 2023.

•
In August 2023, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Greenwood II plant”). The Greenwood II plant is expected to begin operations in the fourth quarter of 2024.

Permian Delaware Processing Expansions

•
In February 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Midway plant”). The Midway plant commenced operations in the second quarter of 2023 and we subsequently idled an existing 165 MMcf/d cryogenic natural gas processing plant in the third quarter of 2023.

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

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. The facility is expected to be operational late in the first quarter of 2024.

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

For the three and nine months ended September 30, 2023, we repurchased 1,583,317 shares and 4,395,519 shares of our common stock at a weighted average per share price of $83.38 and $75.77 for a total net cost of $132.0 million and $333.1 million, respectively.

In October 2020, our Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”) for the repurchase of up to $500.0 million of our outstanding common stock. In May 2023, our Board of Directors authorized a new $1.0 billion common share repurchase program (the “2023 Share Repurchase Program” and, together with the 2020 Share Repurchase Program, the “Share Repurchase Programs”). The amount authorized under the 2023 Share Repurchase Program was in addition to the amount remaining under the 2020 Share Repurchase Program. During the second quarter of 2023, we exhausted the 2020 Share Repurchase

Program. There was $810.7 million remaining under the 2023 Share Repurchase Program as of September 30, 2023. We may discontinue the 2023 Share Repurchase Program at any time and are not obligated to repurchase any specific dollar amount or number of shares thereunder.

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

In August 2023, the Partnership amended its accounts receivable securitization facility (the “Securitization Facility”) to decrease the size of the Securitization Facility from $800.0 million to $600.0 million and to extend the termination date of the Securitization Facility to August 29, 2024.

For additional information about our recent debt-related transactions, see Note 6 - Debt Obligations to our Consolidated Financial Statements.

Corporation Tax Matters

As of September 30, 2023, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2021 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S federal income tax purposes. We are responding to the information requests from the IRS with respect to these audits. We are not aware of any potential audit findings that would give rise to adjustments to taxable income and do not anticipate material changes related to these audits.

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

On December 27, 2022, IRS Notice 2023-7 (the “Notice”) was issued by the U.S. Department of the Treasury and the IRS. The Notice provides guidance on the application of the CAMT which may be relied upon until final regulations are released. Based on our interpretation of the IRA, the CAMT and related guidance, and a number of operational, economic, accounting and regulatory assumptions, including the safe harbor provided for in the Notice, the Company does not qualify as an “applicable corporation” for 2023.

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

Operating Expenses

Operating expenses are costs associated with the operation of specific assets. Labor, contract services, repair and maintenance and ad valorem taxes comprise the most significant portion of our operating expenses. These expenses remain relatively stable and independent of the volumes through our systems, but may increase with system expansions and inflation, and will fluctuate depending on the scope of the activities performed during a specific period.

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

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$220.0	$193.1	$1,046.3	$877.5
Interest (income) expense, net	175.1	125.8	509.8	300.5
Income tax expense (benefit)	53.9	12.0	260.7	122.0
Depreciation and amortization expense	331.3	287.2	988.2	766.2
(Gain) loss on sale or disposition of assets	(0.9)	(6.5)	(3.9)	(8.1)
Write-down of assets	3.4	2.7	6.0	3.7
(Gain) loss from financing activities (1)	—	—	—	49.6
(Gain) loss from sale of equity method investment	—	—	—	(435.9)
Transaction costs related to business acquisition (2)	—	20.3	—	20.3
Equity (earnings) loss	(3.0)	(1.7)	(6.2)	(8.7)
Distributions from unconsolidated affiliates and preferred partner interests, net	5.3	2.4	14.1	21.7
Compensation on equity grants	15.7	14.4	45.7	41.8
Risk management activities	33.5	112.2	(294.3)	295.0
Noncontrolling interests adjustments (3)	(1.0)	6.7	(3.2)	15.2
Litigation expense (4)	6.9	—	6.9	—
Adjusted EBITDA	$840.2	$768.6	$2,570.1	$2,060.8
Interest expense on debt obligations (5)	(172.1)	(123.0)	(500.9)	(305.2)
Maintenance capital expenditures, net (6)	(65.0)	(49.4)	(153.0)	(126.8)
Cash taxes	(0.9)	(1.3)	(8.6)	(5.6)
Distributable Cash Flow	$602.2	$594.9	$1,907.6	$1,623.2
Growth capital expenditures, net (6)	(593.6)	(304.1)	(1,588.5)	(624.8)
Adjusted Free Cash Flow	$8.6	$290.8	$319.1	$998.4

(1)
Gains or losses on debt repurchases or early debt extinguishments.
(2)
Includes financial advisory, legal and other professional fees, and other one-time transaction costs.
(3)
Noncontrolling interest portion of depreciation and amortization expense.
(4)
Litigation expense includes charges related to litigation resulting from the major winter storm in February 2021 that we consider outside the ordinary course of our business and/or not reflective of our ongoing core operations. We may incur such charges from time to time, and we believe it is useful to exclude such charges because we do not consider them reflective of our ongoing core operations and because of the generally singular nature of the claims underlying such litigation.
(5)
Excludes amortization of debt issuance costs.
(6)
Represents capital expenditures, net of contributions from noncontrolling interests and includes net contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	(In millions)
Revenues:
Sales of commodities	$3,374.3	$4,800.3	$(1,426.0)	(30%)	$10,314.0	$14,990.7	$(4,676.7)	(31%)
Fees from midstream services	522.3	559.8	(37.5)	(7%)	1,506.8	1,384.3	122.5	9%
Total revenues	3,896.6	5,360.1	(1,463.5)	(27%)	11,820.8	16,375.0	(4,554.2)	(28%)
Product purchases and fuel	2,690.0	4,306.3	(1,616.3)	(38%)	7,777.9	13,557.8	(5,779.9)	(43%)
Operating expenses	277.7	261.3	16.4	6%	808.4	660.6	147.8	22%
Depreciation and amortization expense	331.3	287.2	44.1	15%	988.2	766.2	222.0	29%
General and administrative expense	90.0	79.1	10.9	14%	253.4	217.2	36.2	17%
Other operating (income) expense	2.5	(3.8)	6.3	166%	2.0	(4.4)	6.4	145%
Income (loss) from operations	505.1	430.0	75.1	17%	1,990.9	1,177.6	813.3	69%
Interest expense, net	(175.1)	(125.8)	(49.3)	39%	(509.8)	(300.5)	(209.3)	70%
Equity earnings (loss)	3.0	1.7	1.3	76%	6.2	8.7	(2.5)	(29%)
Gain (loss) from financing activities	—	—	—	—	—	(49.6)	49.6	100%
Gain (loss) from sale of equity method investment	—	—	—	—	—	435.9	(435.9)	(100%)
Other, net	(0.1)	(14.6)	14.5	99%	(4.9)	(14.6)	9.7	66%
Income tax (expense) benefit	(53.9)	(12.0)	(41.9)	NM	(260.7)	(122.0)	(138.7)	114%
Net income (loss)	279.0	279.3	(0.3)	—	1,221.7	1,135.5	86.2	8%
Less: Net income (loss) attributable to noncontrolling interests	59.0	86.2	(27.2)	(32%)	175.4	258.0	(82.6)	(32%)
Net income (loss) attributable to Targa Resources Corp.	220.0	193.1	26.9	14%	1,046.3	877.5	168.8	19%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	490.7	53.1	437.6	NM
Dividends on Series A Preferred Stock	—	—	—	—	—	30.0	(30.0)	(100%)
Deemed dividends on Series A Preferred Stock	—	—	—	—	—	215.5	(215.5)	(100%)
Net income (loss) attributable to common shareholders	$220.0	$193.1	$26.9	14%	$555.6	$578.9	$(23.3)	(4%)
Financial data:
Adjusted EBITDA (1)	$840.2	$768.6	$71.6	9%	$2,570.1	$2,060.8	$509.3	25%
Distributable cash flow (1)	602.2	594.9	7.3	1%	1,907.6	1,623.2	284.4	18%
Adjusted free cash flow (1)	8.6	290.8	(282.2)	(97%)	319.1	998.4	(679.3)	(68%)

(1)
Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The decrease in commodity sales reflects lower natural gas, NGL and condensate prices ($2,704.1 million), partially offset by higher NGL and natural gas volumes ($1,000.1 million) and the favorable impact of hedges ($258.5 million).

The decrease in fees from midstream services is primarily due to lower gas gathering and processing fees and transportation and fractionation volumes, partially offset by higher export volumes.

The decrease in product purchases and fuel reflects lower natural gas, NGL and condensate prices, partially offset by higher NGL and natural gas volumes.

The increase in operating expenses is primarily due to higher labor and maintenance costs due to increased activity and system expansions, the acquisition of certain assets in the Delaware Basin and inflation.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the acquisition of certain assets in the Delaware Basin and the impact of system expansions on our asset base, partially offset by the shortening of the depreciable lives of certain assets that were idled in 2022.

The increase in general and administrative expense is primarily due to higher compensation and benefits and insurance costs.

The increase in interest expense, net is due to higher net borrowings primarily for the acquisition of certain assets in the Delaware Basin and the Grand Prix Transaction, and higher interest rates, partially offset by higher capitalized interest resulting from higher growth capital investments.

The increase in income tax expense is primarily due to an increase in pre-tax book income and a smaller release of the valuation allowance in 2023 compared to 2022.

The decrease in net income (loss) attributable to noncontrolling interests is primarily due to the Grand Prix Transaction and lower earnings allocated to our joint venture partner in WestTX.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The decrease in commodity sales reflects lower NGL, natural gas and condensate prices ($7,920.7 million), partially offset by higher NGL, natural gas and condensate volumes ($2,063.8 million) and the favorable impact of hedges ($1,176.2 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees including the impact of the acquisition of certain assets in the Delaware Basin and South Texas, and higher export fees, partially offset by lower transportation and fractionation fees.

The decrease in product purchases and fuel reflects lower NGL, natural gas and condensate prices, partially offset by higher NGL, natural gas and condensate volumes.

The increase in operating expenses is primarily due to higher labor and maintenance costs due to increased activity and system expansions, the acquisition of certain assets in the Delaware Basin and South Texas, and inflation.

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

The increase in interest expense, net is due to higher net borrowings primarily for the acquisition of certain assets in the Delaware Basin and the Grand Prix Transaction, and higher interest rates, partially offset by higher capitalized interest resulting from higher growth capital investments.

During 2022, we terminated the previous TRGP senior secured revolving credit facility and the Partnership’s senior secured revolving credit facility. In addition, the Partnership redeemed its 5.375% Senior Notes due 2027 and its 5.875% Senior Notes due 2026. These transactions resulted in a net loss from financing activities.

During 2022, we completed the sale of Targa GCX Pipeline LLC to a third party (the “GCX Sale”) resulting in a gain from sale of an equity method investment.

The increase in income tax expense is primarily due to an increase in pre-tax book income and a smaller release of the valuation allowance in 2023 compared to 2022.

The decrease in net income (loss) attributable to noncontrolling interests is primarily due to the Grand Prix Transaction and lower earnings allocated to our joint venture partner in WestTX and Venice Energy Services Company, L.L.C.

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

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
September 30, 2023	$505.0	$457.4	$(33.5)
September 30, 2022	564.6	340.2	(112.2)

Nine Months Ended:
September 30, 2023	$1,545.9	$1,394.4	$294.3
September 30, 2022	1,437.0	1,014.6	(294.9)

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	(In millions, except operating statistics and price amounts)
Operating margin	$505.0	$564.6	$(59.6)	(11%)	$1,545.9	$1,437.0	$108.9	8%
Operating expenses	189.6	176.6	13.0	7%	560.8	434.5	126.3	29%
Adjusted operating margin	$694.6	$741.2	$(46.6)	(6%)	$2,106.7	$1,871.5	$235.2	13%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	2,566.9	2,307.2	259.7	11%	2,474.1	2,172.3	301.8	14%
Permian Delaware (5)	2,485.4	1,784.8	700.6	39%	2,513.7	1,254.6	1,259.1	100%
Total Permian	5,052.3	4,092.0	960.3	23%	4,987.8	3,426.9	1,560.9	46%

SouthTX (6)	394.4	335.5	58.9	18%	373.9	256.9	117.0	46%
North Texas	212.0	177.7	34.3	19%	205.2	176.1	29.1	17%
SouthOK (6)	394.6	400.4	(5.8)	(1%)	391.2	422.7	(31.5)	(7%)
WestOK	206.2	212.8	(6.6)	(3%)	207.1	209.1	(2.0)	(1%)
Total Central	1,207.2	1,126.4	80.8	7%	1,177.4	1,064.8	112.6	11%

Badlands (6) (7)	128.3	144.8	(16.5)	(11%)	129.6	133.1	(3.5)	(3%)
Total Field	6,387.8	5,363.2	1,024.6	19%	6,294.8	4,624.8	1,670.0	36%

Coastal	535.6	539.1	(3.5)	(1%)	532.4	564.7	(32.3)	(6%)

Total	6,923.4	5,902.3	1,021.1	17%	6,827.2	5,189.5	1,637.7	32%
NGL production, MBbl/d (3)
Permian Midland (4)	373.1	332.6	40.5	12%	357.4	314.8	42.6	14%
Permian Delaware (5)	322.5	210.9	111.6	53%	325.3	159.1	166.2	104%
Total Permian	695.6	543.5	152.1	28%	682.7	473.9	208.8	44%

SouthTX (6)	42.3	36.4	5.9	16%	42.1	30.1	12.0	40%
North Texas	24.2	20.5	3.7	18%	23.8	19.8	4.0	20%
SouthOK (6)	46.4	48.1	(1.7)	(4%)	44.2	51.4	(7.2)	(14%)
WestOK	12.3	14.8	(2.5)	(17%)	12.6	15.4	(2.8)	(18%)
Total Central	125.2	119.8	5.4	5%	122.7	116.7	6.0	5%

Badlands (6)	15.5	18.0	(2.5)	(14%)	15.5	15.8	(0.3)	(2%)
Total Field	836.3	681.3	155.0	23%	820.9	606.4	214.5	35%

Coastal	40.6	31.7	8.9	28%	37.9	35.1	2.8	8%

Total	876.9	713.0	163.9	23%	858.8	641.5	217.3	34%
Crude oil, Badlands, MBbl/d	101.6	122.2	(20.6)	(17%)	105.6	118.9	(13.3)	(11%)
Crude oil, Permian, MBbl/d	27.2	30.3	(3.1)	(10%)	27.4	29.9	(2.5)	(8%)
Natural gas sales, BBtu/d (3)	2,758.2	2,458.1	300.1	12%	2,668.4	2,288.4	380.0	17%
NGL sales, MBbl/d (3)	508.8	436.1	72.7	17%	487.4	433.8	53.6	12%
Condensate sales, MBbl/d	17.0	15.5	1.5	10%	18.7	15.2	3.5	23%
Average realized prices (8):
Natural gas, $/MMBtu	2.03	6.71	(4.68)	(70%)	1.97	5.71	(3.74)	(65%)
NGL, $/gal	0.46	0.77	(0.31)	(40%)	0.46	0.82	(0.36)	(44%)
Condensate, $/Bbl	70.07	96.41	(26.34)	(27%)	74.20	92.25	(18.05)	(20%)

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	15.0	$0.62	$9.3	20.3	$(3.58)	$(72.7)
NGL (MMgal)	166.0	0.04	7.2	194.9	(0.25)	(49.4)
Crude oil (MBbl)	0.6	(13.17)	(7.9)	0.6	(26.83)	(16.1)
			$8.6			$(138.2)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	50.0	$1.24	$62.2	54.5	$(2.91)	$(158.8)
NGL (MMgal)	515.0	0.07	34.4	529.7	(0.39)	(205.2)
Crude oil (MBbl)	1.8	(7.17)	(12.9)	1.6	(38.31)	(61.3)
			$83.7			$(425.3)

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The decrease in adjusted operating margin was due to lower commodity prices, partially offset by higher natural gas inlet volumes and higher fees predominantly in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to the acquisition of certain assets in the Delaware Basin during the third quarter of 2022, the addition of the Legacy I and Red Hills VI plants during the third quarter of 2022 and the Legacy II plant late in the first quarter of 2023, and continued strong producer activity. The natural gas inlet volumes in the Central region increased primarily due to increased producer activity during the third quarter of 2023.

The increase in operating expenses was predominantly due to the acquisition of certain assets in the Delaware Basin. Additionally, higher volumes in the Permian, the addition of the Legacy I, Red Hills VI, Legacy II and Midway plants, and inflation impacts resulted in increased costs.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

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

The increase in operating expenses was predominantly due to the acquisition of certain assets in the Delaware Basin and South Texas. Additionally, higher volumes in the Permian, the addition of the Legacy I, Red Hills VI, Legacy II and Midway plants, and inflation impacts resulted in increased costs.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	(In millions, except operating statistics)
Operating margin	$457.4	$340.2	$117.2	34%	$1,394.4	$1,014.6	$379.8	37%
Operating expenses	88.8	84.5	4.3	5%	247.9	225.8	22.1	10%
Adjusted operating margin	$546.2	$424.7	$121.5	29%	$1,642.3	$1,240.4	$401.9	32%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	660.2	499.5	160.7	32%	606.4	484.0	122.4	25%
Fractionation volumes	793.4	742.1	51.3	7%	782.3	727.5	54.8	8%
Export volumes (3)	349.3	276.1	73.2	27%	341.9	319.6	22.3	7%
NGL sales	997.9	825.0	172.9	21%	984.1	868.1	116.0	13%

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, higher LPG export margin and higher marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. LPG export margin increased due to higher volumes. Marketing margin increased due to greater optimization opportunities.

The increase in operating expenses was primarily due to higher compensation and benefits, and higher costs attributable to inflation.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, higher marketing margin and higher LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. Marketing margin increased due to greater optimization opportunities. LPG Export margin increased primarily due to higher volumes and lower fuel and power costs.

The increase in operating expenses was due to higher compensation and benefits, taxes, repairs and maintenance, and higher costs attributable to inflation.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In millions)
Operating margin	$(33.5)	$(112.2)	$78.7	$294.3	$(294.9)	$589.2
Adjusted operating margin	$(33.5)	$(112.2)	$78.7	$294.3	$(294.9)	$589.2

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

Our Liquidity and Capital Resources

As of September 30, 2023, inclusive of our consolidated joint venture accounts, we had $139.5 million of Cash and cash equivalents on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below. Our liquidity and capital resources are managed on a consolidated basis.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of September 30, 2023, was:

Consolidated Total
(In millions)
Cash on hand (1)	$139.5
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	2,750.0
3,489.5

Less: Outstanding borrowings under the Securitization Facility	(560.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(1,150.0)
Outstanding letters of credit under the TRGP Revolver	(22.3)
Total liquidity	$1,757.2

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements includes our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

In August 2023, the Partnership amended the Securitization Facility to decrease the size of the Securitization Facility from $800.0 million to $600.0 million and to extend the termination date of the Securitization Facility to August 29, 2024.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of September 30, 2023, we had $22.3 million letters of credit outstanding under the TRGP Revolver. They reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of September 30, 2023 increased $167.3 million compared to December 31, 2022. The increase was primarily due to lower net borrowings on the Securitization Facility, lower net liabilities for hedging activities and higher NGL inventory, partially offset by lower net receivables resulting from lower commodity prices and higher accounts payable related to capital spending on growth projects.

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

Compliance with Debt Covenants

As of September 30, 2023, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow

Cash Flows from Operating Activities

Nine Months Ended September 30,
2023	2022	2023 vs. 2022
(In millions)
$2,253.9	$1,843.3	$410.6

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

Cash Flows from Investing Activities

Nine Months Ended September 30,
2023	2022	2023 vs. 2022
(In millions)
$(1,673.8)	$(3,647.6)	$1,973.8

The decrease in net cash used in investing activities was primarily due to higher outlays for the acquisition of certain assets in the Delaware Basin and South Texas in 2022, partially offset by proceeds from the GCX Sale in 2022 and higher outlays for property, plant and equipment in 2023 primarily related to construction activities in the Permian region and Mont Belvieu, Texas.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,292.0	$4,495.0
Redemption of Series A Preferred Stock	—	(965.2)
Repurchase of noncontrolling interests	(1,091.9)	(926.3)
Dividends	(314.8)	(298.8)
Contributions from (distributions to) noncontrolling interests	(156.4)	(238.1)
Repurchase of shares	(388.5)	(227.9)
Net cash provided by (used in) financing activities	$(659.6)	$1,838.7

The change in net cash provided by (used in) financing activities was primarily due to lower borrowings of debt, higher repurchases of noncontrolling interests and higher repurchases of common stock, partially offset by the redemption of all of our Series A Preferred in 2022 and higher distributions to noncontrolling interests prior to the Grand Prix Transaction.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	September 30, 2023	December 31, 2022
	(In millions)
ASSETS
Current assets	$1,127.6	$1,425.4
Current assets - affiliates	—	6.0
Long-term assets	14,942.9	14,398.8
Long-term assets - affiliates	—	10.5
Total assets	$16,070.5	$15,840.7

LIABILITIES AND OWNERS’ EQUITY
Current liabilities	$2,017.1	$2,169.6
Current liabilities - affiliates	45.5	28.0
Long-term liabilities	13,118.4	11,503.4
Targa Resources Corp. stockholders’ equity	889.5	2,139.7
Total liabilities and owners’ equity	$16,070.5	$15,840.7

Summarized Combined Statement of Operations Information
	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
	(In millions)
Revenues	$11,580.7	$20,477.0
Operating income (loss)	1,626.7	1,108.3
Net income (loss)	870.0	909.0
Dividends on Series A Preferred	—	30.0

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the nine months ended September 30, 2023:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2023	November 15, 2023	$113.0	$111.5	$1.5	$0.50000
June 30, 2023	August 15, 2023	113.6	111.8	1.8	0.50000
March 31, 2023	May 15, 2023	114.7	113.0	1.7	0.50000
December 31, 2022	February 15, 2023	80.5	79.3	1.2	0.35000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Capital expenditures:
Growth (1)	$1,582.7	$643.9
Maintenance (2)	159.5	131.4
Gross capital expenditures	1,742.2	775.3
Change in capital project payables and accruals, net	(76.8)	40.1
Cash outlays for capital projects	$1,665.4	$815.4

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $1,588.5 million and $624.8 million for the nine months ended September 30, 2023 and 2022.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $153.0 million and $126.8 million for the nine months ended September 30, 2023 and 2022.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian region in response to forecasted production growth and higher activity levels, and expansions in our downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With our announced natural gas processing additions currently under construction in the Permian region, coupled with the construction of our Daytona NGL Pipeline and Train 9 and Train 10 fractionators in Mont Belvieu, we currently estimate that in 2023 we will invest between $2.0 to $2.2 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2023 maintenance capital expenditures, net of noncontrolling interests, will be approximately $200 million.

Off-Balance Sheet Arrangements

As of September 30, 2023, there were $245.8 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2023, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2023:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(2.1)	$33.3	$(37.4)
NGLs	(5.4)	88.9	(99.9)
Crude oil	(31.2)	(4.0)	(58.4)
Total	$(38.7)	$118.2	$(195.7)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $15.2 million and $(243.2) million during the three months ended September 30, 2023 and 2022, respectively, and $433.4 million and $(742.7) million during the nine months ended September 30, 2023 and 2022, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $255.8 million at December 31, 2022 to a net liability position of $38.7 million at September 30, 2023.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and the Term Loan Facility. As of September 30, 2023, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program, the Securitization Facility and the Term Loan Facility will also increase. As of September 30, 2023, we had $3.2 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $32.1 million based on our September 30, 2023 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $24.7 million as of September 30, 2023. The range of losses attributable to our individual counterparties as of September 30, 2023 would be between $0.4 million and $11.0 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $2.6 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.

During the three and nine months ended September 30, 2023 and 2022, no customer comprised 10% or greater of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas which was denied on October 20, 2023, but we are seeking rehearing and the appeal remains pending. The cumulative amount of interest on the award through September 30, 2023, if accrued, would have been approximately $52.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Repurchase of Equity by Targa Resources Corp. or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
July 1, 2023 - July 31, 2023	352,139	$77.58	348,105	$915,718
August 1, 2023 - August 31, 2023	737,577	$83.55	484,959	$874,713
September 1, 2023 - September 30, 2023	757,696	$85.32	750,253	$810,703

(1)
Includes 1,583,317 shares repurchased under the Share Repurchase Programs, as well as 264,095 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

10.1

Second Amended and Restated Targa Resources Corp. 2010 Stock Incentive Plan, as amended and restated effective August 1, 2023 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 3, 2023 (File No. 001-34991)).

10.2

Fourteenth Amendment to Receivables Purchase Agreement, dated as of August 30, 2023, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed August 31, 2023 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Number	Description
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 2, 2023	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)