Form 10-K
period 2023-12-31
Targa Resources Corp.
filed 2024-02-15
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $16,811.5 million on June 30, 2023, based on $76.10 per share, the closing price of the common stock as reported on the New York Stock Exchange (NYSE) on such date.

As of February 9, 2024, there were 223,155,363 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the timing and success of business development efforts;
•
our ability to timely obtain and maintain necessary licenses, permits and other approvals;
•
industry changes, including the impact of consolidation, changes in competition and the drive to reduce fossil fuel use and substitute alternative forms of energy for oil and gas;
•
downside commodity price volatility from a variety of potential factors that can result in lower activity in our areas of operation;
•
our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•
general economic, market and business conditions;
•
the impact of outbreaks of illnesses, pandemics or any other public health crises;
•
weather and other natural phenomena, and related impacts;
•
our ability to access the capital markets, which will depend on general market conditions, including the impact of increased interest rates, the potential for additional rate increases, associated Federal Reserve policies and potential economic recession, our credit ratings and leverage levels, and demand for our common equity, senior notes and commercial paper;
•
the amount of collateral required to be posted from time to time in our transactions;
•
the level of creditworthiness of counterparties to various transactions with us;
•
the impact of disruptions in the bank and capital markets, including those resulting from lack of access to liquidity for banking and financial services firms;
•
changes in laws and regulations, particularly with regard to taxes, safety and the protection of the environment; and
•
the risks described elsewhere in “Item 1A. Risk Factors” in this Annual Report and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business.

The following section of this Form 10-K generally refers to business developments during the year ended December 31, 2023. Discussion of prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The map below highlights our more significant assets as of December 31, 2023:

Recent Developments

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, our major expansion projects include the following:

Permian Midland Processing Expansions

•
In February 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Legacy II plant”). The Legacy II plant commenced operations in the first quarter of 2023.

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

Permian Delaware Processing Expansions

•
In February 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Midway plant”). The Midway plant commenced operations in the second quarter of 2023 and we subsequently shut down an existing 165 MMcf/d cryogenic natural gas processing plant in the third quarter of 2023.

•
In November 2022, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Wildcat II plant”). The Wildcat II plant commenced operations at the end of the fourth quarter of 2023.

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

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. The facility is expected to be operational in the second quarter of 2024.

•
In May 2023, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 10”). Train 10 is expected to begin operations in the first quarter of 2025.

NGL Pipeline Expansion

•
In November 2022, we announced plans to construct a new NGL pipeline (the “Daytona NGL Pipeline”) as an addition to our common carrier Grand Prix system. The pipeline will transport NGLs from the Permian Basin and connect to the 30-inch diameter segment of Grand Prix in North Texas, where volumes will be transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline is expected to be in service in the fourth quarter of 2024.

Acquisitions

In January 2023, we completed the acquisition of Blackstone Energy Partners’ 25% interest in the entity that owns the Permian to Mont Belvieu segment of Grand Prix (the “Grand Prix Transaction”) for approximately $1.05 billion in cash and a final closing adjustment of $41.9 million. Following the closing of the Grand Prix Transaction, we own 100% of Grand Prix, including the Daytona NGL Pipeline.

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

In October 2020, our Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”) for the repurchase of up to $500.0 million of our outstanding common stock. In May 2023, our Board of Directors authorized a new $1.0 billion common share repurchase program (the “2023 Share Repurchase Program”). The amount authorized under the 2023 Share Repurchase Program was in addition to the amount remaining under the 2020 Share Repurchase Program. During the second quarter of 2023, we exhausted the 2020 Share Repurchase Program.

In the fourth quarter of 2023 and for the year ended December 31, 2023, we repurchased 475,040 and 4,870,559 shares of our common stock at a weighted average per share price of $85.52 and $76.72 for a total net cost of $40.6 million and $373.7 million, respectively. There was $770.1 million remaining under the 2023 Share Repurchase Program as of December 31, 2023. We are not obligated to repurchase any specific dollar amount or number of shares under the 2023 Share Repurchase Program and may discontinue the program at any time.

Financing Activities

In January 2023, we completed an underwritten public offering of (i) $900.0 million in aggregate principal amount of our 6.125% Senior Notes due 2033 (the “6.125% Notes”) and (ii) $850.0 million in aggregate principal amount of our 6.500% Senior Notes due 2053 (the “January 2023 6.500% Notes”), resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining net proceeds for general corporate purposes, including to reduce borrowings under our $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”) and our unsecured commercial paper note program (the “Commercial Paper Program”).

In August 2023, the Partnership amended its accounts receivable securitization facility (the “Securitization Facility”) to decrease the size of the Securitization Facility from $800.0 million to $600.0 million and to extend the termination date of the Securitization Facility to August 29, 2024.

In November 2023, we completed an underwritten public offering of (i) $1.0 billion in aggregate principal amount of our 6.150% Senior Notes due 2029 (the “2023 6.150% Notes”) and (ii) $1.0 billion in aggregate principal amount of our 6.500% Senior Notes due 2034 (the “November 2023 6.500% Notes”), resulting in net proceeds of approximately $2.0 billion. We used a portion of the net proceeds to repay $1.0 billion in borrowings under the Term Loan Facility and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

For additional information about our recent debt-related transactions, see Note 8 - Debt Obligations to our Consolidated Financial Statements.

Organization Structure

The diagram below shows our corporate structure as of February 15, 2024:

(1)
Common shares outstanding as of February 9, 2024.

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

Our transportation assets further enhance our integrated midstream service offerings across the NGL and natural gas value chain by linking supply to key markets. Grand Prix connects many of our gathering and processing positions, including the Permian Basin, with our Downstream facilities in Mont Belvieu, Texas, the major U.S. NGL market hub. Additionally, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third-party customers.

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

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $182 million per year over the last three years. We believe that our assets are well-maintained, and we are focused on continuing to operate both our existing and new assets in a prudent, safe and cost-effective manner.

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

Experienced and long-term focused management team

Our current executive management team possesses breadth and depth of experience working in the midstream energy business, including certain members of our executive management team managing our businesses prior to acquisition by Targa. Other officers and key employees have significant experience in the industry, including extensive experience in operating our current assets and developing, permitting and constructing new assets.

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

The Gathering and Processing segment’s assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays) and in the onshore and near offshore regions of the Louisiana Gulf Coast and the Gulf of Mexico. The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 31,000 miles of natural gas pipelines and include 52 owned and operated processing plants.

The Gathering and Processing segment’s operations consist of (i) Permian Midland and Permian Delaware (also referred to as “Permian”), (ii) SouthTX, North Texas, SouthOK, WestOK (also referred to as “Central”), (iii) Coastal and (iv) Badlands, each as described below:

Permian Midland

The Permian Midland system consists of approximately 7,400 miles of natural gas gathering pipelines and 19 processing plants with an aggregate processing capacity of 3,589 MMcf/d, all located within the Permian Basin in West Texas. Eleven of these plants and approximately 5,200 miles of gathering pipelines belong to a joint venture (“WestTX”), in which we have an approximate 72.8% ownership. Pioneer Natural Resources (“Pioneer”), a major producer in the Permian Basin, owns the remaining interest in the WestTX system.

In response to increasing production and to meet the infrastructure needs of producers, we are constructing the Greenwood II plant, a new 275 MMcf/d cryogenic natural gas plant, which is expected to begin operations in the fourth quarter of 2024.

Permian Delaware

The Permian Delaware system consists of approximately 7,200 miles of natural gas gathering pipelines and 16 processing plants with an aggregate capacity of 3,055 MMcf/d, within the Delaware Basin and Central Basin in West Texas and Southeastern New Mexico.

In response to increasing production and to meet the infrastructure needs of producers, we are constructing the Bull Moose plant, a new 275 MMcf/d cryogenic natural gas processing plant, which is expected to begin operations in the second quarter of 2025. Additionally, we are transferring an existing cryogenic natural gas processing plant to Permian Delaware, which will be installed as a new 230 MMcf/d Roadrunner II plant, and is expected to begin operations in the second quarter of 2024.

SouthTX

The South Texas system contains approximately 2,100 miles of high-pressure and low-pressure gathering and transmission pipelines and three natural gas processing plants in the Eagle Ford Shale with an aggregate processing capacity of 660 MMcf/d. The South Texas system processes natural gas through the Silver Oak I, Silver Oak II and Raptor gas processing plants.

For most of 2023, we owned a 50% interest in Carnero G&P LLC (“Carnero”). Carnero owns and Targa operates the Silver Oak II plant, the Raptor plant and approximately 50 miles of high-pressure gathering pipeline located in La Salle, Dimmitt and Webb Counties, Texas which connects Mesquite Energy Inc.’s Catarina Ranch gathering system and Comanche Ranch acreage to the Raptor plant. In December 2023, we completed the acquisition of the remaining 50% membership interest in Carnero from our joint venture partner for cash consideration of $27.0 million.

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

The SouthOK system includes five separate processing plants with an aggregate processing capacity of 630 MMcf/d, including: the Stonewall, Hickory Hills and Tupelo facilities, which are owned by our Centrahoma Joint Venture, and our wholly-owned Velma and Velma V-60 plants. We have a 60% ownership interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by MPLX, LP.

WestOK

The WestOK gathering system is located in north central Oklahoma and southern Kansas’ Anadarko Basin and includes the Woodford shale and the STACK. The gathering system consists of approximately 6,600 miles of pipelines in 14 counties.

The WestOK system has an aggregate processing capacity of 400 MMcf/d with two separate cryogenic natural gas processing plants known as the Waynoka I and Waynoka II facilities.

Coastal

Our Coastal assets, located in and offshore Louisiana, gather and process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. The Coastal system has an aggregate processing capacity of 2,025 MMcf/d and 11 MBbl/d of integrated fractionation capacity, and consists of approximately 1,000 miles of onshore gathering system pipelines, and approximately 100 miles of offshore gathering system pipelines. The processing plants are comprised of three wholly-owned and operated plants, one partially owned and operated plant, and one partially owned, non-operated plant. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants, such as our Lowry and Gillis plants.

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

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2023:

Facility	Process Type (1)	Operated /Non-Operated	% Owned	Location	Processing Capacity (MMcf/d) (2)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (3) (4) (5)	NGL Production (MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	70.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	45.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	220.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Hopson (6)	Cryo	Operated	72.8	Midland County, TX	275.0
Pembrook (6)	Cryo	Operated	72.8	Upton County, TX	275.0
Gateway (6)	Cryo	Operated	72.8	Reagan County, TX	275.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
Tarzan (7)	Cryo	Operated	100.0	Martin County, TX	10.0
High Plains	Cryo	Operated	100.0	Midland County, TX	220.0
Heim (8)	Cryo	Operated	100.0	Reagan County, TX	200.0
Legacy (8)	Cryo	Operated	100.0	Midland County, TX	275.0
Legacy II (8) (9)	Cryo	Operated	100.0	Midland County, TX	275.0
Greenwood (8) (9)	Cryo	Operated	100.0	Midland County, TX	275.0
				Area Total	3,589.0	2,535.2	367.7
Permian Delaware
Eunice	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (10)	Cryo	Operated	100.0	Lea County, NM	85.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Falcon	Cryo	Operated	100.0	Culberson County, TX	275.0
Peregrine	Cryo	Operated	100.0	Culberson County, TX	275.0
Roadrunner	Cryo	Operated	100.0	Eddy County, NM	230.0
Red Hills I	Cryo	Operated	100.0	Lea County, NM	60.0
Red Hills II	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills III	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills IV	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills V	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills VI	Cryo	Operated	100.0	Lea County, NM	230.0
Midway (11)	Cryo	Operated	100.0	Crane County, TX	275.0
Wildcat II (12)	Cryo	Operated	100.0	Winkler County, TX	275.0
				Area Total	3,055.0	2,526.5	321.6
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	100.0	Bee County, TX	200.0
Raptor (7)	Cryo	Operated	100.0	La Salle County, TX	260.0
				Area Total	660.0	367.4	40.9
North Texas
Chico	Cryo	Operated	100.0	Wise County, TX	265.0
				Area Total	265.0	205.9	24.0
SouthOK
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60 (7)	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	630.0	385.0	43.1
WestOK
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
				Area Total	400.0	207.1	12.5
Coastal
Gillis (13)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Big Lake (7)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Lowry	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Sea Robin	Cryo	Non-operated	1.2	Vermillion Parish, LA	650.0
				Area Total	2,025.0	541.1	39.2
Badlands
Little Missouri I-III (14)	Cryo/RA	Operated	55.0	McKenzie County, ND	90.0
Little Missouri IV	Cryo	Operated	27.5	McKenzie County, ND	200.0
				Area Total	290.0	130.0	15.5
				Segment System Total	10,914.0	6,898.2	864.5

(1)
Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(2)
Processing capacity represents all parties’ ownership.
(3)
Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant, except for Badlands which represents the total wellhead volume.
(4)
Plant natural gas inlet and NGL production volumes represent our ownership share of volumes for partially owned plants that we proportionately consolidate based on our ownership interest, including our 72.8% of our undivided interest in our WestTX joint venture, as well as 100% of ownership interests for our consolidated VESCO joint venture, Stonewall, Tupelo, and Hickory Hills plants.
(5)
Per day plant natural gas inlet and NGL production statistics for plants listed above are based on the number of calendar days during 2023.
(6)
Plant natural gas inlet throughput volumes and NGL production volumes for WestTX are presented on a pro-rata net basis representing our undivided ownership interest in WestTX, which we proportionately consolidate in our financial statements.
(7)
Plant is available and operates subject to market conditions, including availability of natural gas.
(8)
As a result of a non-consent election made by the joint owner in our WestTX Permian Basin assets, the Heim, Legacy, Legacy II and Greenwood plants are 100% owned and consolidated by Targa.
(9)
The Legacy II and Greenwood plants commenced operations in the first quarter of 2023 and fourth quarter of 2023, respectively.
(10)
The Monument plant has fractionation capacity of approximately 1.8 MBbl/d.
(11)
The Midway plant commenced operations in the second quarter of 2023. The Sand Hills plant, a 165 MMcf/d cryogenic natural gas plant, was subsequently shut down in the third quarter of 2023.
(12)
The Wildcat II plant commenced operations at the end of the fourth quarter of 2023.
(13)
The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(14)
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

The Logistics and Transportation segment also transports, distributes, purchases and sells and markets NGLs via terminals and transportation assets across the U.S. We own or market products at terminal facilities in a number of states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Louisiana, Mississippi, New Jersey, North Carolina, Pennsylvania, Tennessee, Texas and Washington. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

Transportation Pipelines

Our primary pipeline asset is Grand Prix, which connects our gathering and processing positions throughout the Permian Basin, North Texas, and Southern Oklahoma (as well as third-party positions) to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix transports NGLs from the Permian Basin on a 24-inch diameter pipeline, which can transport 600 MBbl/d, and from North Texas and South and Central Oklahoma via a pipeline of varying capacity, which both connect to a 30-inch diameter segment into Mont Belvieu, which is expandable to 1,000 MBbl/d. In January 2023, we announced and closed on the Grand Prix Transaction. Following the closing of the Grand Prix Transaction, we own 100% of Grand Prix.

We are constructing the Daytona NGL Pipeline as an addition to Grand Prix. The pipeline will transport NGLs from the Permian Basin and connect to the 30-inch diameter segment of Grand Prix in North Texas, where volumes will be transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline is expected to be in service in the fourth quarter of 2024.

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

At our Mont Belvieu operated facility, we have eight fractionation trains, representing an aggregate capacity of 843.0 MBbl/d, including: (i) five fractionation trains with an aggregate capacity of 493.0 MBbl/d that are part of our 88%-owned Cedar Bayou Fractionators, (ii) Train 6, a 110 MBbl/d fractionation train, which is wholly-owned by Targa, (iii) Train 7, a 120 MBbl/d fractionation train, a joint venture between Targa and the Williams Companies, Inc., in which Targa owns an 80% equity interest, and (iv) Train 8, a 120 MBbl/d fractionation train, which is wholly-owned by Targa. Certain fractionation-related infrastructure for Train 7, such as storage caverns and brine handling, were funded and are owned 100% by Targa. Our fractionation trains are fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel.

We are also constructing Train 9 and Train 10, each 120 MBbl/d fractionation trains, at our Mont Belvieu operated facility, which are expected to begin operations in the second quarter of 2024 and the first quarter of 2025, respectively.

We additionally have a wholly-owned and operated fractionation facility in Lake Charles, Louisiana, representing a capacity of 55.0 MBbl/d.

In addition to our operated facilities, we hold an equity investment in GCF, also located at Mont Belvieu. In January 2021, the GCF facility was temporarily idled. We assumed operatorship of GCF in the first half of 2021. In January 2023, we reached an agreement with our partners to reactivate the GCF facility. The facility is expected to be operational in the second quarter of 2024.

We also own fractionation assets in Monument, New Mexico, and Gillis, Louisiana, which are included in our Gathering and Processing segment. In addition, we have a natural gasoline hydrotreater at Mont Belvieu, Texas, with a capacity of 35.0 MBbl/d that removes sulfur from natural gasoline, allowing customers to meet stringent fuel content standards.

The following table details the Logistics and Transportation segment’s fractionation and treating facilities:

Facility	Location	% Owned	Capacity (MBbl/d) (1)	Throughput 2023 (MBbl/d)
Cedar Bayou Fractionators (2)	Mont Belvieu, TX	88.0	493.0
Train 6 Fractionator	Mont Belvieu, TX	100.0	110.0
Train 7 Fractionator	Mont Belvieu, TX	80.0	120.0
Train 8 Fractionator	Mont Belvieu, TX	100.0	120.0
Lake Charles Fractionator (3)	Lake Charles, LA	100.0	55.0
Fractionation Total			898.0	798.1

Gulf Coast Fractionator (4)	Mont Belvieu, TX	38.8	135.0	—
Targa LSNG Hydrotreater	Mont Belvieu, TX	100.0	35.0	35.1

(1)
Actual fractionation capacities may vary due to the composition of the NGLs being processed and does not contemplate ethane rejection.
(2)
Capacity represents 100% of the volume and includes 40 MBbl/d of additional back-end butane/gasoline fractionation capacity.
(3)
Lake Charles Fractionator runs in a mode of ethane/propane splitting for the local petrochemical market and is configured to also handle raw product.
(4)
The GCF facility was temporarily idled in January 2021 and is expected to be reactivated and operational in the second quarter of 2024.

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

Across the Logistics and Transportation segment, we own 34 storage wells at our facilities with a gross NGL storage capacity of approximately 77 MMBbl and operate seven non-owned wells. The usage of these wells may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

We operate our storage and terminaling facilities to support our key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as our wholesale domestic terminals that focus on logistics to service the heating market customer base. Our international export assets include our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas, which have the capability to load propane, butanes and international grade low ethane propane. The export facilities have an effective export capacity of approximately 13.5 MMBbl per month, subject to a mix of propane and butane demand, vessel size and availability of supply, and a variety of other factors. We have the capability to load VLGC vessels, alongside small and medium sized export vessels. We continue to experience demand growth for U.S.-based NGLs (both propane and butane) for export into international markets.

The following table details the Logistics and Transportation segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2023 (MMgal)	Number of Operational Wells		Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	7,173.8	N/A		0.7
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	31,995.5	22	(2)	54.9
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	831.0	12	(3)	22.5

(1)
Volumes reflect total import and export across the dock/terminal and may include volumes that have also been handled at the Mont Belvieu Terminal.
(2)
Excludes seven non-owned wells which we operate on behalf of Chevron Phillips Chemical Company LP. One additional well has been drilled and is being prepared for operations. One additional well is permitted.
(3)
Five of 12 owned wells are leased to Citgo Petroleum Corporation under a long-term lease.

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

Wholesale Domestic Marketing

Our wholesale domestic propane marketing operations primarily sell propane and related logistics services to major multi-state retailers, independent retailers and other end-users. Our propane supply originates from both our refinery/gas supply contracts and our other owned or managed Logistics and Transportation assets. We sell propane at a fixed posted price or at a market index basis at the time of delivery and in some circumstances, we earn margins on a netback basis.

The wholesale domestic propane marketing business is significantly impacted by seasonal and weather-driven demand, particularly in the winter, which can impact the price and volume of propane sold in the markets we serve.

Refinery Services

In our refinery services business, we typically provide NGL balancing services through contractual arrangements with refiners in several locations to purchase and/or market propane and to supply butanes. We use our commercial transportation assets (discussed below) and contract for and use the storage, transportation and distribution assets included in our Logistics and Transportation segment to assist refinery customers in managing their NGL product demand and production schedules. This includes both feedstocks consumed in refinery processes and the excess NGLs produced by other refining processes. Under typical netback purchase contracts, we retain a portion of the resale price of NGL sales or receive a fixed minimum fee per gallon on products sold. Under netback sales contracts, fees are earned for locating and supplying NGL feedstocks to the refineries based on a percentage of the cost to obtain such supply or a minimum fee per gallon.

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

As of December 31, 2023, we lease and manage 605 railcars and 137 tractors, and own 12 tractors, six vacuum trucks, and two pressurized NGL barges.

The following table details the Logistics and Transportation segment’s propane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2023 (MMgal) (1)	Usable Storage Capacity (MMgal)
Greenville Terminal	100	Washington County, MS	Marine propane terminal	15.3	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	22.8	1.6
Calvert City Terminal	100	Marshall County, KY	Propane terminal	16.3	0.1
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	12.3	0.9
Hattiesburg Terminal (2)	50	Forrest County, MS	Propane terminal	373.8	190.1
Sparta Terminal	100	Sparta County, NJ	Propane terminal	11.6	0.2
Tyler Terminal	100	Smith County, TX	Propane terminal	5.3	0.2
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	17.8	0.3
Eagle Lake Transload (3)	100	Polk County, FL	Propane transload	7.0	—
Indianapolis Transload (3)	100	Marion County, IN	Propane transload	0.1	—

(1)
Throughputs include volumes related to exchange agreements and third-party storage agreements.
(2)
Throughput volume reflects 100% of the facility activity.
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

Operational Risks and Insurance

We are subject to all risks inherent in the midstream natural gas, NGLs and crude oil businesses. These risks include, but are not limited to, explosions, fires, mechanical failure, cyber-attacks, terrorist attacks, product spillage, weather, nature and inadequate maintenance of rights of way. These risks could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or environmental pollution, as well as curtailment or suspension of operations at the affected facility. We maintain, on behalf of ourselves and our subsidiaries, general public liability, property, boiler and machinery and business interruption insurance in amounts that we consider to be appropriate for such risks. Such insurance is subject to deductibles or self-insured retentions that we consider reasonable and not excessive given the current insurance market environment.

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

Additionally, we face competition for mixed NGLs supplies at our fractionation facilities. The fractionators in which we own an interest in the Mont Belvieu region compete for volumes of mixed NGLs with other fractionators also located in the Mont Belvieu region. In addition, certain producers fractionate mixed NGLs for their own account in captive facilities. The fractionators in the Mont Belvieu region also compete on a more limited basis with fractionators in Conway, Kansas and a number of decentralized, smaller fractionation facilities in Texas, Louisiana and New Mexico. Our other fractionation facilities compete for mixed NGLs with the fractionators at Mont Belvieu as well as other fractionation facilities located in Louisiana. Our customers who are significant producers of mixed NGLs and NGL products or consumers of NGL products may develop their own fractionation facilities in lieu of using our services.

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

As of December 31, 2023, we employed approximately 3,182 people that primarily support our operations through a wholly-owned subsidiary of ours. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

Natural Gas Gathering and Processing Regulation

Our natural gas gathering operations are typically subject to open access ratable take and/or common purchaser statutes and implementing rules and regulations in the states in which we operate, which generally require us to give pipeline access or to purchase, process, or take gas without undue discrimination. These statutes, rules, and regulations can restrict our ability as an owner of gathering and processing facilities to decide with whom (and on what terms) we contract to gather or process natural gas with similarly situated customers (subject, in each case, to the limitations and requirements of each jurisdiction). In addition, the states in which we operate have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to access and rate discrimination. Currently, Targa is contesting a discrimination complaint filed as Cause No. 28550 by Enerplus Resources (USA) Corporation with the Industrial Commission of the State of North Dakota. We cannot predict whether any additional complaints will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and, in certain cases, criminal penalties.

Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. We believe that our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, to the extent our gathering systems buy and sell natural gas, such gatherers, in their capacity as buyers and sellers of natural gas, are subject to Order No. 704. See “—Regulation of Operations—FERC Market Transparency Rules.”

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

Interstate Liquids

Targa NGL Pipeline Company LLC (“Targa NGL”), Targa Gulf Coast NGL Pipeline LLC (“Targa Gulf Coast”), and Grand Prix Pipeline LLC (“Grand Prix Pipeline”) have interstate NGL pipelines that are considered common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). Targa Gulf Coast leases from Targa NGL certain pipelines that run between Mont Belvieu, Texas, and Galena Park, Texas and between Mont Belvieu, Texas, and Lake Charles, Louisiana. Each of these pipelines is part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign export customers.

Unless covered by a waiver, as described below, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include crude oil pipelines, refined products pipelines and NGL pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including our pipelines discussed above, use the FERC indexing methodology to change their rates. Pursuant to the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the Commission reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, as well as the ceiling levels for the period July 1, 2022 to June 30, 2023, and the resulting rates currently in effect for certain of Targa’s liquids pipelines, were computed to account for the appropriate index factor. Some parties sought rehearing of the January 20 order with FERC, which was denied on May 6, 2022. Certain parties have appealed the January 20 and May 6 FERC orders to the DC Circuit. Oral arguments in that proceeding were held on October 25, 2023; however, a decision has not yet been issued.

Targa has multiple NGL pipelines that are also considered common carrier pipelines but have qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. Additionally, the crude oil pipeline system that is part of the Badlands assets operates under such a waiver, but this waiver is subject to a pending FERC proceeding as described below.

All such waivers are subject to revocation, however, should a particular pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of these pipelines no longer qualify for a waiver. In the event that FERC were to determine that one more of these pipelines no longer qualified for waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s) and delivery point(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. For example, on December 16, 2022, FERC initiated an investigation and established hearing procedures in FERC Docket No. OR23-2-000 to determine whether Targa’s Badlands assets continue to qualify for the waiver of applicable FERC regulatory requirements and whether Targa is providing jurisdictional transportation service on this system. The hearing on the investigation was completed in November 2023, all post-hearing briefing is complete, and the matter remains pending.

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

Our intrastate natural gas pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”) and may be required to have tariffs on file with the RRC. Some of these Texas intrastate pipelines also transport natural gas in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA, but must file the terms and conditions of transportation of natural gas under authority of Section 311 with FERC, and these terms and conditions must be “fair and equitable.” Specifically, during 2023, TPL SouthTex Transmission Company LP, Targa Midland Gas Pipeline LLC, Midland-Permian Pipeline LLC, Delaware-Permian Pipeline LLC, Targa SouthTex Mustang Transmission Ltd., and Targa SouthTex Transmission LP provided NGPA Section 311 service. On August 31, 2023, TPL SouthTex Transmission Company LP and Targa SouthTex Transmission LP merged, with TPL SouthTex Transmission Company LP being the surviving entity. Accordingly, Targa SouthTex Transmission LP filed to cancel its Statement of Operating Conditions for Section 311 transportation service with FERC on September 28, 2023.

Our Louisiana intrastate pipeline, Targa Louisiana Intrastate LLC, and the rates and terms of service on the pipeline may be subject to regulation by the Office of Conservation of the Louisiana Department of Natural Resources (“DNR”).

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

Intrastate Liquids

We operate intrastate NGL common carrier pipelines in Texas. Targa Gulf Coast operates pipelines that transport mixed and purity NGL streams between Targa’s Mont Belvieu and Galena Park, Texas facilities and certain third-party facilities. Grand Prix Pipeline and Targa NGL provide transportation of mixed NGLs from points within Texas to other points within Texas, including Mont Belvieu, Texas. Targa SouthTex NGL Pipeline Ltd. operates intrastate NGL pipelines providing services between various points in Nueces, San Patricio and Refugio Counties. Further, we operate crude gathering pipelines in the Permian Basin. With respect to intrastate movements, these pipelines are not subject to FERC regulation, but are subject to rate regulation by the RRC.

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana. We deliver mixed and purity NGL streams out of our fractionator to and from Targa-owned storage, and to other third-party facilities and pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR. On May 9, 2019, the Louisiana Public Service Commission (“LPSC”) approved applications to register certain pipelines of Cayenne and Targa Downstream LLC in accordance with the LPSC 2015 General Order, Docket No. R-33390. LPSC regulations require that common carrier pipelines charge rates that are just and reasonable and not unreasonably discriminatory.

EP Act of 2005

The EP Act of 2005 amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties up to a maximum amount that is adjusted annually for inflation, which for 2024 equals approximately $1.5 million per violation per day for violations of the NGA or NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce as well as entities that are otherwise subject to the NGA or NGPA. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735.

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

Other State and Local Regulation of Operations

Our business activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies pursuant thereto, governing a wide variety of matters, including operations, marketing, production, pricing, community right-to-know, protection of the environment, safety, marine traffic and other matters. In addition, the Three Affiliated Tribes promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation, on which we operate a significant portion of our Badlands gathering and processing assets. The Three Affiliated Tribes is a sovereign nation having the right to enforce certain laws and regulations independent from federal, state and local statutes and regulations. For additional information regarding the potential impact of federal, state, tribal or local regulatory measures on our business, see “Risk Factors—Risks Related to Regulatory Matters.”

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

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:

•
the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
•
the Federal Water Pollution Control Act, also known as the Clean Water Act, which regulates discharges of pollutants to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•
the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes;
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

Over time, the trend in environmental and occupational health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or occupational health and safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent or costly waste management or disposal, pollution control, remediation or occupational health and safety-related requirements could have a material adverse effect on our business, results of operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on increased compliance costs arising out of such risks to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach. For more information on environmental and occupational health and safety matters, see the following Risk Factors under Part I, Item 1A. of this Form 10-K: “Our operations are subject to environmental laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities,” “We could incur significant costs in complying with stringent occupational safety and health requirements,” “Laws, regulations and executive orders limiting hydraulic fracturing activities could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets,” “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including stringent regulations for methane and other emissions from the oil and gas sectors, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide, and reduce our or our customer's ability to access capital,” and “Increasing stakeholder and market attention to sustainability matters and disclosure obligations may impact our business.”

Pipeline Safety Matters

Many of our natural gas, NGL and crude oil pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”), along pipelines and take additional safety measures to protect people and property in these areas. Recently, PHMSA finalized adjustments to the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements. Various states have also adopted regulations, similar to existing PHMSA regulations for, and may have established agencies analogous to PHMSA to regulate, intrastate gathering and transmission lines. We currently estimate an average annual cost of $4.5 million between 2024 and 2026 to implement pipeline integrity management program inspections along certain segments of our natural gas and hazardous liquids pipelines. This estimate does not include the costs, if any, of repair, remediation, or preventative and mitigative actions that may be determined to be necessary as a result of the discovery of conditions during the inspection program, which costs could be material. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity inspections. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations. See Risk Factor “We may incur significant costs and liabilities resulting from performance of pipeline testing integrity programs and related repairs as well as from initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more rigorous enforcement of applicable legal requirements.” under Item 1A. of this Form 10-K for further discussion on pipeline safety standards, including integrity management requirements.

Title to Properties and Rights of Way

Our real property falls into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights of way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located are held by us pursuant to ground leases or easements between us, as lessee or grantee, and the fee owner of the lands, as lessors or grantors. We and our predecessors have leased or held easements on these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold or easement estates to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, rights of way, permit, lease or license, and we believe that we have satisfactory title to all of our material leases, easements, rights of way, permits, leases and licenses.

Corporation Tax Matters

As of December 31, 2023, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2019, 2020 and 2021 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We are not aware of any potential audit findings that would give rise to adjustments to taxable income and do not anticipate material changes related to these audits.

Federal statutes of limitations for returns filed in 2020 (for calendar year 2019) have expired, except for the 2019 returns under examination that have a statute extension to April 2025. For Texas, the statute of limitations has expired for 2019 returns (for calendar year 2018). Similarly, the statute of limitations expired on substantially all 2019 state income tax returns that were filed prior to October 15, 2020. However, tax authorities could review and adjust carryover attributes (e.g., net operating losses) generated in a closed tax year if utilized in an open tax year.

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

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the CAMT which may be relied upon until final regulations are released. Based on our interpretation of the IRA, the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we do not anticipate qualifying as an “applicable corporation” in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Financial Information by Reportable Segment

See “Segment Information” included under Note 23 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—By Reportable Segment” for a discussion of our financial results by segment.

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
•
Weather events may damage our pipelines and other facilities, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.
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
•
We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs, as well as from initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more rigorous enforcement of applicable legal requirements.
•
We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption, disclosure of business sensitive, confidential or personally identifiable information, misdirected wire transfers, reputational harm, and financial loss.
•
The widespread outbreak of illnesses or any other public health crises that impacts operations and/or the global demand for energy commodities may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

Risks Related to Regulatory Matters

•
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including increasingly stringent regulations for methane or other emissions from the oil and gas sector, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, reduce demand for the products and services we provide, and reduce our or our customers’ ability to access capital.
•
Increasing stakeholder and market attention to sustainability matters and disclosure obligations may impact our business.
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

Our operations can be affected by the level of natural gas, NGL and crude oil prices and the relationship between these prices. The prices of natural gas, NGLs and crude oil have been historically volatile, and we expect this volatility to continue which impacts production activity levels. Our future cash flows may be materially adversely affected if we experience significant, prolonged price deterioration that also decreases production activity levels in our areas of operation. The markets and prices for natural gas, NGLs and crude oil depend upon factors beyond our control. These factors include supply and demand for these commodities, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Even if new natural gas or crude oil reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. In response to depressed commodity prices, operators may engage in curtailment or shut-ins or substantially reduce their estimated capital expenditures, rig count and completion crews. Reductions in exploration and production activity, competitor actions or shut-ins by producers in the areas in which we operate may prevent us from obtaining supplies of natural gas or crude oil to replace the natural decline in volumes from existing wells, which could result in reduced volumes through our facilities and reduced utilization of our gathering, treating, processing, transportation and fractionation assets.

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

Weather events may damage our pipelines and other facilities, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

Weather events in the areas in which we or our customers operate can cause disruptions and in some cases suspension of our operations and development activities. For example, unseasonably wet weather, extended periods of below freezing weather, or hurricanes, among other disruptive weather patterns, may cause a loss of throughput from temporary cessation of activities or lost, damaged or ineffective equipment. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Potential climatic changes may have significant physical effects, such as increased frequency and severity of storms, floods, droughts, extreme temperatures, wildfires and wintry conditions and could have an adverse effect on our infrastructure or continued operations as well as the operations of our oil and gas exploration and production customers that deliver natural gas to us for processing and throughput, our third party vendors that supply us with goods, utilities necessary for our, our suppliers’, or our customers’ continued operations, and third party insurance providers that make insuring products available to defray our costs or offset any damages and losses we incur. Any unusual or prolonged severe weather events or increased frequency thereof, such as freezing weather or rain, earthquakes, hurricanes, droughts, extreme temperatures, wildfires or floods in our oil and gas exploration and production customers’ or our third party vendors’ areas of operations or markets, whether due to climatic change or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Moreover, we could incur significant costs to weatherize or upgrade weatherization of our facility equipment in anticipation of future weather events. For example, following Texas Governor Greg Abbott’s direction to adopt rules related to weather resiliency, in August 2022, the Texas Railroad Commission adopted the Weather Emergency Preparedness Standards rule, which requires critical gas facilities on the state’s Electricity Supply Chain Map (including gas pipelines that directly serve electricity generation) to (i) weatherize to help ensure sustained operations during a weather emergency, (ii) correct known issues that caused weather-related forced stoppages and (iii)

contact the Texas Railroad Commission if a facility sustains a weather-related forced stoppage during a weather emergency. Inspectors from the Critical Infrastructure Division of the Texas Railroad Commission began inspections on December 1, 2022. If, upon inspection, we are required to further weatherize or update weatherization of certain facilities, we may incur significant costs to complete any additional weatherization. Additionally, issues beyond our control, such as grid reliability or the severity of any such weather event, might undermine any winterization or emergency weather preparedness efforts we make. Furthermore, our operations in western Texas and New Mexico may be sensitive to drought and restrictions on water use.

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

Our operations are subject to many hazards inherent in gathering, compressing, treating, processing, transporting, purchasing and selling natural gas; transporting, storing, fractionating, treating and purchasing and selling NGLs and NGL products, including services to LPG exporters; and gathering, storing, terminaling and purchasing and selling crude oil, including:

•
damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires, extreme temperatures, and other natural disasters, explosions, cyber attacks, and acts of terrorism;

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental or natural resource damage, and may result in delay, curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent to our business. Additionally, while we are insured against pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following the occurrence of severe hurricanes along the U.S. Gulf Coast in recent years, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes, with some coverage unavailable at any cost. Further, due to the impacts of recent weather events, certain major insurance companies are either reducing, or no longer offering, certain coverages in Texas, among other states. If a significant accident or event occurs for which we are not fully insured or if we fail to acquire insurance for certain of our operations generally, our operations and financial results could be adversely affected.

Unexpected volume changes due to production variability or to gathering, plant or pipeline system disruptions may increase our exposure to commodity price movements.

We sell processed natural gas at plant tailgates or at pipeline pooling points. Sales made to natural gas marketers and end-users may be interrupted by disruptions to volumes anywhere along the system. We attempt to balance sales with volumes supplied from processing operations, but unexpected volume variations due to production variability or to gathering, plant or pipeline system disruptions may expose us to volume imbalances, which, in conjunction with movements in commodity prices, could materially impact our income from operations and cash flow.

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

We may incur significant costs and liabilities resulting from performance of pipeline integrity testing programs and related repairs, as well as from initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more rigorous enforcement of applicable legal requirements.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020, require PHMSA to impose more stringent pipeline safety standards on pipeline operators. As a result of those legislative enactments, PHMSA has issued several significant rulemakings. In August 2022, PHMSA finalized the last of three rules known collectively as the “Gas Mega Rule,” which collectively, among other items, imposed safety regulations on previously unregulated onshore gas gathering lines, required updated inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities and adjusted and strengthened repair, maintenance and integrity management assessment criteria for pipelines in HCAs and non-HCAs. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and the PIPES Act of 2020, as well as any implementation of PHMSA rules thereunder, could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

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

The imposition of new or enhanced safety requirements, or any issuance or reinterpretation of guidance by PHMSA or any other state or federal agencies with respect thereto, may require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which could result in increased operating costs that could have an adverse effect on our results of operations or financial position.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption ,disclosure of business sensitive, confidential or personally identifiable information, misdirected wire transfers, reputational harm, and financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct business. For example, we depend on digital technologies to operate our facilities, serve our customers and record financial data. At the same time, cyber incidents, including deliberate attacks, have increased. Our technologies, systems, networks, including our operational technology systems, and those of our business partners may become the target of cyber-attacks or security breaches. In May 2021, a ransomware attack on a major U.S. refined products pipeline forced the operator to temporarily shut down the pipeline, resulting in disruption of fuel supplies along the East Coast. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could adversely disrupt our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient, and no security measure is infallible. As cyber incidents continue to evolve, we will be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Advances in computer capabilities, rapid changes and innovation in the field of artificial intelligence, cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, open source software, social media and the increased reliance on devices connected to the internet, the potential risk of security breaches and cybersecurity attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve security and protect data may also identify previously undiscovered instances of security breaches or other cyber incidents. Our insurance coverages may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

The widespread outbreak of illnesses or any other public health crises that impacts operations and/or the global demand for energy commodities may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition. For example, the effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, resulted in a significant and swift reduction in international and U.S. economic activity.

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

Our ability to grow depends, in part, on our ability to develop growth projects and/or make acquisitions that result in an increase in cash generated from operations. If we are unable to develop accretive growth projects or make accretive acquisitions because we are unable to (i) develop growth projects economically or identify attractive acquisition candidates and negotiate acceptable acquisition agreements, (ii) obtain financing for these projects or acquisitions on economically acceptable terms, or (iii) compete successfully for growth projects or acquisitions, then our future growth and ability to return increasing capital to our shareholders may be limited.

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

If these risks materialize, any growth project or acquired assets may inhibit our growth, fail to deliver expected benefits and/or add further unexpected costs. Challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of a growth project or acquisition if we fail to successfully integrate such businesses with our operations. If we consummate any future growth project or acquisition, our capitalization and results of operations may change significantly and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future growth projects or acquisitions.

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

Many of our customers may experience financial problems that could have a significant effect on their creditworthiness, especially in a depressed commodity price environment. A decline in natural gas, NGL and crude oil prices may adversely affect the business, financial condition, results of operations, creditworthiness, cash flows and prospects of some of our customers. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from a decline in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ liquidity and limit their ability to make payment or perform on their obligations to us. Additionally, a decline in the share price of some of our public customers may place them in danger of becoming delisted from a public securities exchange, limiting their access to the public capital markets and further restricting their liquidity. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Furthermore, some bankruptcy courts have found that, in certain cases, oil, gas and water gathering agreements do not create covenants running with the land under governing law and are thus subject to rejection in Chapter 11 proceedings. Whether a particular contract is subject to rejection depends on the wording of the contract, the governing law and the forum where a particular bankruptcy case is filed. Financial problems experienced by our customers could result in the impairment of our long-lived assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues. Any material nonpayment or nonperformance by our key customers or our derivative counterparties could reduce our ability to pay cash dividends to our stockholders.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The rate of inflation in the U.S. began to increase significantly beginning in the second half of 2021. Although the rate of inflation has generally declined since the second half of 2022, the rate of inflation remains higher than historical averages, and inflationary pressures remain volatile and have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and 2023. Although it is currently anticipated that the U.S. Federal Reserve will make cuts to benchmark interest rates in 2024, such cuts may not occur and any continued increase in benchmark interest rates could have the effect of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could negatively impact the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including services, labor costs and equipment if our operating activity increases.

Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, or any resultant changes in monetary policy, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher prices and revenues, and/or higher interest rates would negatively impact our business, financial condition and results of operations.

Changes in future business conditions could have a negative impact on the demand for our services and could cause recorded long-lived assets to become further impaired, and our financial condition and results of operations could suffer if there is a negative impact on the demand for our services and an additional impairment of long-lived assets.

We evaluate long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. Global oil and natural gas commodity prices, particularly crude oil, remain volatile. Decreases in commodity prices have previously had, and could continue to have, a negative impact on the demand for our services and our market capitalization.

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

Additionally, as events present themselves or become reasonably foreseeable, our board of directors, which determines our business strategy and our dividends, may decide to address those matters by utilizing capital that may otherwise be used for our dividend. For example, in March 2020, our board of directors approved a reduction in our quarterly cash dividend to $0.10 per share for the quarter ended March 31, 2020 and maintained such dividend amount through the quarter ended September 30, 2021. Our board of directors may also determine that an increase in our dividend is appropriate. For example, for the first quarter of 2024, management intends to recommend to our board of directors an increase to the Company’s common dividend to $0.75 per common share or $3.00 per common share annualized. The recommended common dividend per share increase, if approved, would be effective for the first quarter of 2024 and payable in May 2024. If we issue additional shares of common or preferred stock or we incur debt, the payment of dividends on those additional shares or interest on that debt could increase the risk that we will be unable to maintain or increase our cash dividend levels.

Further, dividends to our common stockholders are not cumulative. Consequently, if dividends on our shares of common stock are not paid with respect to any fiscal quarter, our stockholders will not be entitled to receive that quarter’s payments in the future.

Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, or tax authorities successfully challenge certain of our tax positions.

As of December 31, 2023, we have U.S. federal NOL carryforwards of $5.5 billion, $857.4 million of which will expire in 2037 while others have no expiration date. Subject to the CAMT discussed below, we expect to be able to utilize these NOL carryforwards and generate deductions to offset all or a portion of our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change was to occur, utilization of our NOLs carryforwards would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments.

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

The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA, the CAMT and related guidance. In the future the U.S. Department of the Treasury and the IRS are expected to release regulations and additional interpretive guidance relating to such legislation, and any significant variance from our current interpretation could result in a change in our analysis of the application of the CAMT to us.

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

In October 2020, the CFTC adopted new rules that will place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The new rules required general compliance by January 1, 2022 for covered future positions and by January 1, 2023 for covered swaps positions. We have not experienced a material impediment to, and do not expect these regulations to materially impede, our hedging activity at this time.

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

We or our stockholders may sell shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2023, we had 222,611,259 outstanding shares of common stock. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

We have significant exposure to increases in interest rates. As of December 31, 2023, our total indebtedness was $13,074.2 million, excluding $29.5 million of unamortized discounts and $90.8 million of debt issuance costs, of which $11,534.4 million was at fixed interest rates, $1,250.0 million was at variable interest rates and $289.8 million consisted of finance lease liabilities. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $12.5 million based on our December 31, 2023 debt balances. We additionally had $2.6 billion of additional borrowing capacity available under the TRGP Revolver after accounting for $22.3 million of letters of credit, under which borrowing is exposed to such increases in variable interest rates. As a result of our variable interest debt, our results of operations could be adversely affected by increases in interest rates, due to associated Federal Reserve policies or otherwise.

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

We have a substantial amount of indebtedness. As of December 31, 2023, we had $6.5 billion outstanding TRGP senior unsecured notes, excluding $29.5 million of unamortized discounts and $5.0 billion outstanding of the Partnership’s senior unsecured notes. We also had $575.0 million outstanding under the Securitization Facility. In addition, we had $500.0 million of borrowings outstanding under the Term Loan Facility, no borrowings outstanding under the TRGP Revolver, $22.3 million of letters of credit outstanding, $175.0 million of borrowings outstanding under the Commercial Paper Program and $2.6 billion of additional borrowing capacity available under the TRGP Revolver. For the years ended December 31, 2023, 2022 and 2021, our consolidated interest expense, net was $687.8 million, $446.1 million and $387.9 million, respectively.

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

Our long-term unsecured debt is currently rated by Fitch, Moody’s and S&P. As of December 31, 2023, Targa’s senior unsecured debt was rated “BBB-” by Fitch, “Baa3” by Moody’s and “BBB-” by S&P. In February 2024, S&P upgraded Targa’s rating to “BBB”. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

Our International Swaps and Derivatives Association agreements (“ISDAs”) contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver in 2022 as a result of our investment grade credit rating, our derivative positions are no longer secured. As of December 31, 2023, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $9.9 million. If our credit rating is downgraded below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2023, we would not be required to post collateral to any counterparties per the terms of our ISDAs.

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

The agreements governing our outstanding indebtedness contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. These agreements include or likely will include covenants that, among other things, restrict our ability to:

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

Risks Related to Regulatory Matters

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including increasingly stringent regulations for methane and other emissions from the oil and gas sector, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, reduce demand for the products and services we provide, and reduce our or our customers’ ability to access capital.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though laws such as the IRA advance numerous climate-related objectives. However, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, in August 2022, the IRA was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the federal Clean Air Act to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions fee would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. In order to support implementation of the methane emissions fee, including exemptions from the same, the EPA proposed revisions to its Greenhouse Gas Reporting Rule in late July 2023, which, per the Unified Regulatory Agenda, is expected to be finalized in 2024. The revisions would amend requirements applicable to the petroleum and natural gas systems source category to ensure reporting is based on empirical data and accurately reflects total methane and waste emissions. The methane emissions fee and renewable and low carbon energy funding provisions of the law could increase our and our customers’ operating costs and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations.

In recent years, there has been considerable focus on the regulation of methane emissions from the oil and gas sector. In response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may effect the amount we owe under the IRA’s methane fee described above because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief.

Various states and groups of states have also adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on areas of coverage similar to what the federal government has or may consider, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is an agreement for nations to submit non-binding targets to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. In November 2021 at the 26th Conference of the Parties (“COP26”), the United States and the EU jointly announced the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The U.S. also announced, in conjunction with the EU and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At COP28 in December 2023, parties agreed to transition away from fossil fuels in energy systems and increase renewable energy capacity, although no timeline for doing so was set. The impacts of these actions, orders, pledges, and agreements, and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP27, COP28, or other international conventions cannot be predicted at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on our operations. Additionally, such agreements could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for, and increased potential opposition to, the production and use of fossil fuels.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, that may limit hydraulic fracturing of oil and natural gas wells, restrict flaring and venting during natural gas production on federal properties, and ban or restrict new or existing leases for production of minerals on federal properties. President Biden has issued several executive orders and strategies focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. Other actions relating to oil and natural gas production activities that could be pursued by the Biden Administration may include more restrictive requirements for the establishment of oil and natural gas pipeline infrastructure or the permitting of liquefied natural gas export facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of liquified natural gas to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorizations. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks are in place. With respect to oil and gas activities, in November 2022, the BLM proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. The rule is expected to be finalized in early 2024. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The U.S. Department of the Interior’s comprehensive review of the federal leasing program resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate. Any regulatory changes that restrict or require modifications to our or our suppliers’ existing operations or future expansions plans could reduce the demand for the products and services we provide, increase our operating costs and may have a negative impact on our financial condition.

Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or consumers by failing to adequately disclose those impacts. Increasingly, companies in the energy and infrastructure industries are being, and may increasingly be, subject to allegations that they are responsible for climate change impacts and/or responsible for the physical impacts of climate change. Should we be targeted by any similar litigation, involvement in such a case could have adverse financial and reputational impacts and an unfavorable ruling could significantly impact our operations and adversely impact our financial condition.

Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have also become more attentive to sustainability lending practices that favor “clean” power sources such as wind and solar photovoltaic, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding to the fossil fuel sector. Various financial regulators have adopted, or are considering adopting, guidance or requirements regarding the management of climate-related risk by financial institutions. While we cannot predict how financial institutions will respond to these various actions, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our and our suppliers’ and customers’ businesses and operations. In addition, in March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. Recently, the State of California adopted several laws that require similar, or in some situations more extensive, disclosure. While implementing rules on certain of these laws are outstanding, both the California laws and the SEC rule, to the extent finalized, may result in increased legal, accounting and financial compliance costs for us and our suppliers and customers to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. We may also face increased litigation risks related to disclosures made pursuant to these requirements. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting or seeking more stringent conditions with respect to their investments in our customers in the energy industry and companies like ours that support the energy industry.

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

Increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other extreme weather events, as well as chronic shifts in temperature and precipitation patterns. For further discussion, please see Weather events may damage our pipelines and other facilities, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

Increasing stakeholder and market attention to sustainability matters and disclosure obligations may impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their sustainability practices. Increasing societal expectations regarding sustainability initiatives and disclosures and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for our or our customers’ hydrocarbon products and additional governmental investigations and private litigation against us or those customers.

As part of our ongoing effort to enhance our sustainability practices, our Board of Directors has established a Sustainability Committee. Committee members oversee management’s implementation of sustainability policies and provide insight to the Board on the effectiveness of integrating sustainability into our various business activities. We have also appointed a senior vice president of sustainability, who reports directly to our CEO and also regularly provides reports on relevant sustainability matters to our Board of Directors. We also published our 2022 Sustainability Report, which provides updates on our performance related to certain sustainability topics and sets certain sustainability goals, such as reductions in methane intensity in line with the ONE Future goals. While we may elect to seek out various additional voluntary sustainability targets now or in the future, such targets are aspirational. Moreover, despite our governance oversight in place, many of our sustainability targets and goals are ambitious, and we may not be able to adequately identify sustainability-related risks and opportunities and, further, may not be able to meet our sustainability targets and goals in the manner or on such a timeline as initially contemplated, or at all, including as a result of unforeseen costs or technical difficulties associated with achieving such results. Moreover, even if we are to achieve our targets and goals or complete other sustainability initiatives, there is no guarantee that doing so will have the desired effect. Sustainability-related actions or statements that we may make or take are sometimes based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. For example, methodologies regarding the monitoring and calculation of climate risks and GHG emissions are evolving, and it is possible that stakeholders, either currently or at some point in future, may not agree with our approach. Moreover, to the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our sustainability impact instead of actual changes in our sustainability performance. However, we cannot guarantee that there will be sufficient offsets for purchase or that, notwithstanding our reliance on any reputable third party registries, that the offsets we do purchase will successfully achieve the emissions reductions they represent. Notwithstanding our election to pursue aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. If we fail to, or are perceived to fail to, comply with or advance certain sustainability initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters. Additionally, we and other companies in our industry publish sustainability reports that are made available to investors. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding to us or our customers’ companies based on sustainability concerns, which could adversely affect our financial condition and access to capital for potential growth projects. Increasingly, investors, lenders, and other stakeholders are focusing on issues related to environmental justice and natural capital, which may result in increased scrutiny of our processes on such issues.

Furthermore, public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain sustainability -statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our sustainability efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to sustainability matters, and we could face increasing costs as we attempt to comply with and navigate further regulatory sustainability-related focus and scrutiny. Additionally, many of our customers and suppliers may be subject to similar expectations and challenges, which may augment or create additional risks, including risks that may not be known to us.

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

In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Moreover, President Biden issued an executive order in January 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices but, in August 2022, a U.S. District Court issued a permanent injunction that blocked President Biden’s order suspending new leases. Litigation concerning this issue is ongoing. Notwithstanding these legal developments, further restrictions may be adopted by the Biden Administration that could restrict hydraulic fracturing activities on federal lands and waters. Many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including in states where we or our customers conduct operations. States could further elect to suspend or prohibit hydraulic fracturing activities in the future. While governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, non-governmental organizations may also seek to restrict hydraulic fracturing through ballot initiatives, such as those that have been pursued in Colorado. New or more stringent laws, regulations, executive orders or regulatory or ballot initiatives relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, cessations, or increased litigation. Any one or more of such developments could reduce demand for our gathering, processing and fractionation services and have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For example, in October 2021 the EPA announced plans to reconsider the Trump Administration’s December 2020 decision to retain the 2015 ground ozone standard, rather than making it more stringent, a decision on which has been delayed until 2024. Further, in March 2023, the EPA issued its Good Neighbor Plan rule, which imposes emissions-related requirements on fossil fuel-fired power plants and other industrial users in 22 states, including Texas and Louisiana, which could reduce demand for our products and accelerate the transition away from oil and gas to other sources of energy. The Good Neighbor Plan has been subject to extensive litigation and, in various states, is stayed pending additional action.

There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. In January 2023, the EPA and Corps released a final revised definition of “waters of the United States” founded upon the pre-2015 regulations and including updates to incorporate existing Supreme Court decisions and recognizing regional and geographic differences. However, the new rule was challenged by multiple states in 2023, resulting in the rule being enjoined in 27 states. Additionally, the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands are “waters of the United States.” The Sackett decisions invalidated certain parts of the January 2023 rule, resulting in a revised rule being issued in September 2023. However, due to the injunction in certain states, the implementation of the September 2023 rule currently varies by state. In the 27 states where the rule has been enjoined, the agencies are interpreting the definition consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision. In the remaining 23 states, the agencies are implementing the September 2023 rule. The implementation of the final rule, results of the litigation and any further expansion of the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, could lead to delays, restrictions or cessation of the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows.

Separately, Nationwide Permit (“NWP”) 12, which is available under the Clean Water Act for certain oil and gas activities, has been subject to legal challenges and regulatory revision in recent years. Following legal challenges to NWP 12 in the federal district court for the District of Montana, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the Clean Water Act Section 401 certification process. The U.S. Supreme Court stayed this vacatur and, in September 2023, the EPA finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective on November 27, 2023. In March 2022, the Corps announced that it was seeking stakeholder input on a formal review of NWP 12. However, while this review is ongoing, the Corps has resumed permitting decisions. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

A change in the jurisdictional characterization of some of our assets by federal, state, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may (i) cause our revenues to decline and operating expenses to increase or (ii) delay or increase the cost of expansion projects.

With the exception of the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, Targa Midland Gas Pipeline LLC, Midland-Permian Pipeline LLC, Delaware-Permian Pipeline LLC, and Targa SouthTex Mustang Transmission Ltd., which are each subject to FERC regulation under the NGPA or limited FERC regulation under the NGA, our natural gas pipeline operations are generally exempt from FERC regulation, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses, including certain FERC reporting and posting requirements in a given year. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. We also operate natural gas pipelines that extend from some of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Those facilities, known in the industry as “plant tailgate” pipelines, typically operate at transmission pressure levels and may transport “pipeline quality” natural gas. Because our plant tailgate pipelines are relatively short, we treat them as “stub” lines, which are exempt from FERC’s jurisdiction under the Natural Gas Act.

Targa NGL, Targa Gulf Coast, and Grand Prix Pipeline have pipelines that are considered common carrier pipelines subject to regulation by FERC under the ICA. The ICA requires that we maintain tariffs on file with FERC for each of the Targa NGL, Targa Gulf Coast and Grand Prix Pipeline common carrier pipelines that have not been granted a waiver. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and non-discriminatory. With respect to pipelines that have been granted a waiver of the ICA and related regulations by FERC, should a particular pipeline’s circumstances change, FERC could, either at the request of other entities or on its own initiative, assert that such pipeline no longer qualifies for a waiver. In the event that FERC were to determine that one or more of these pipelines no longer qualified for a waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA up to a maximum amount that is adjusted annually for inflation, which for 2024 equals approximately $1.5 million per violation per day, as well as authority to order disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, TPL SouthTex Pipeline Company LLC, Targa Midland Gas Pipeline LLC,

Midland-Permian Pipeline LLC, Delaware-Permian Pipeline LLC, and Targa SouthTex Mustang Transmission Ltd., have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA up to a maximum amount that is adjusted annually for inflation, which for 2024 was up to approximately $16,170 per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.” Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time.

We are or may become subject to cybersecurity and data privacy laws, regulations, litigation and directives relating to our processing of personal information.

The jurisdictions in which we operate (including the United States) have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of personal information and imposing certain cybersecurity-related requirements, including California legislation (which, among other things, provides for a private right of action and allows the California Attorney General to impose significant fines), pose increasingly complex compliance challenges. Other states, including Texas, have also enacted data privacy legislation. Some or all of such legislation will elevate our compliance costs over time. Our business involves collection, use, and other processing of personal information and personally identifiable information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, remediation costs, or mandated changes in our business practices. Each has the potential to materially impact our financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

Cybersecurity risk is an area of focus for Targa, particularly as our operations become increasingly dependent on digital technologies. Across the world, cybersecurity incidents are occurring more frequently, use increasingly sophisticated methods and could pose serious risks to the Company’s data integrity, reputation, operations and revenue. The Company has a cybersecurity program, which uses technology and processes to help mitigate cybersecurity risks, with our Security Operations team working to monitor, assess, identify, and respond to potential cybersecurity incidents that threaten the Company. The program also focuses on security awareness and training for employees and contractors with access to Company facilities or systems.

We utilize the National Institute of Standards and Technology Cybersecurity Framework as well as supplemental guidance for information and operational technologies to assess current risks against deployed current countermeasures. We seek to follow federal and state statutory and regulatory guidance and have adopted internal policies and standards that we believe are in alignment with these requirements. Our cybersecurity program covers Targa’s general corporate information and operational technology systems, which support our various lines of business.

Our cybersecurity program also follows defense in depth principles, which aim to implement various layered access control, detection, prevention, and response measures. Targa has formal disaster recovery and business continuity plans, as well as a Cyber Incident Response Plan, which is periodically tested using tabletop exercises.

We regularly engage with independent third parties to assess our vulnerabilities and help us mitigate cybersecurity-related risks. Targa’s security posture is also tested by internal Targa personnel and independent third parties to gauge its effectiveness.

Our cybersecurity program includes a formally documented process for oversight of cybersecurity risks associated with our third-party service providers. This process begins prior to engagement. Third-party service providers are evaluated using independent assessment tools to gauge their security posture.

The above cybersecurity risk management processes are integrated into our overall risk management program. While we seek to continually evaluate cybersecurity risks based upon emerging threats as a part of the Company’s risk management processes, overall cybersecurity risks to the Company are also evaluated annually by independent consultants and learnings are incorporated into the overall Company risk matrices.

Our Code of Conduct communicates our expectation that employees and contractors will maintain the security of our information technology systems. All employees are presented with Code of Conduct training annually. Each employee’s and contractor’s ability to recognize and report cyber threats is an important component of our cybersecurity program. As a result, security awareness and training are provided to employees and contractors with access to our facilities or systems. We focus on increasing employee awareness of phishing attempts and train employees to be aware of cyber risks.

We recognize that cybersecurity risks continue to emerge and evolve. Assessment and enhancement of our security posture in predicting and responding to the changing threat landscape are core goals of our cybersecurity program. Targa maintains relationships with various cybersecurity industry subject matter experts, governmental agencies, law enforcement research and benchmarking organizations, and industry peers as part of our effort to improve our program based on threat information and available countermeasures.

We continue to make investments in new technologies to protect our facilities, users, and stakeholders, and to protect the personally identifiable information we maintain.

Board of Directors’ Oversight of Risks from Cybersecurity Risks

Cybersecurity risks are overseen at the board level through the Audit Committee. As part of this oversight, the Audit Committee, with several key members of management, meets quarterly to discuss ongoing initiatives and seek to ensure coordination between enterprise stakeholders. At these meetings, our Vice President of Security Operations and Senior Vice President of Technology, who oversee the Company’s cybersecurity program, review with our Audit Committee current and emerging cybersecurity-related threats as well as key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance in countering these threats. Our Vice President of Security Operations and Senior Vice President of Technology also annually review our Company's cybersecurity program with our full board. Based on the information provided through these various processes, our board evaluates the risks facing us and provides guidance as to the appropriate risk management strategy.

Management’s Role in Assessing and Managing Cybersecurity Risks

The Vice President of Security Operations and Senior Vice President of Technology are primarily responsible for assessing and managing Targa’s material risks from cybersecurity threats, and work to monitor the effectiveness of our cybersecurity detection and response processes in countering current threats and to provide updates to our executive team. Our Vice President of Security Operations has more than 25 years of experience working in the field of cybersecurity, including numerous years directing enterprise-level cybersecurity programs.

No Previous Material Cybersecurity Threats

As of the date of this report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to the Company. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Item 2. Properties.

A description of our properties is contained in “Item 1. Business” in this Annual Report.

Our principal executive offices are located at 811 Louisiana Street, Suite 2100, Houston, Texas 77002 and our telephone number is 713-584-1000.

Item 3. Legal Proceedings.

On December 26, 2018, Vitol Americas Corp. (“Vitol”) filed a lawsuit in the 80th District Court of Harris County (the “District Court”), Texas against Targa Channelview LLC, then a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleges that Targa Channelview breached an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview and Noble Americas Corp. (the “Splitter Agreement”), which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement. In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleges Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol sought return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also seeks recovery of its attorneys’ fees and costs in the lawsuit.

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview, but under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas which was denied on October 20, 2023, but we are seeking rehearing and the appeal remains pending. The cumulative amount of interest on the award through December 31, 2023, if accrued, would have been approximately $55.5 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “TRGP.” As of December 31, 2023, there were 170 stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 9, 2024, there were 223,155,363 shares of common stock outstanding.

Stock Performance Graph

The graph below compares the cumulative total return to holders of Targa Resources Corp.’s common stock, the Standard & Poor's 500 Stock Index (the “S&P 500 Index”) and the Alerian US Midstream Energy Index (the “AMUS Index”) during the period beginning on December 31, 2018 and ending on December 31, 2023. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
2018
2019
2020
2021
2022
2023
Targa Resources Corp. (TRGP)
Standard & Poor's 500 Stock Index (^S&P 500)
Alerian US Midstream Energy Index (^AMUS)

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Targa Resources Corp.	$100.00	$124.19	$83.58	$167.16	$240.00	$290.34
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
AMUS Index	$100.00	$115.56	$86.72	$125.75	$162.92	$194.13

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2023.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
October 1, 2023 - October 31, 2023	109,772	$81.82	108,550	$801,820
November 1, 2023 - November 30, 2023	92,066	$87.74	91,165	$793,820
December 1, 2023 - December 31, 2023	275,325	$86.23	275,325	$770,080

_________________________________

(1)
Includes 475,040 shares purchased under our 2023 Share Repurchase Program, as well as 2,123 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)
In the fourth quarter 2020, our board of directors approved a share repurchase program for the repurchase of up to $500 million of our outstanding common stock. In May 2023, our Board of Directors approved the 2023 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. During the second quarter of 2023, we exhausted the 2020 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2023 Share Repurchase Program and may discontinue the program at any time.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in Part IV of this Annual Report. Additional sections in this Annual Report should be helpful to the reading of our discussion and analysis, including the following: (i) a description of our business strategy found in “Item 1. Business–Overview”; (ii) a description of recent developments, found in “Item 1. Business–Recent Developments”; and (iii) a description of risk factors affecting us and our business, found in “Item 1A. Risk Factors.” Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2023
4th Quarter	$2.88	$0.60	$78.33
3rd Quarter	2.54	0.62	82.18
2nd Quarter	2.09	0.56	73.75
1st Quarter	3.45	0.70	76.11
2023 Average	2.74	0.62	77.59

2022
4th Quarter	$6.27	$0.72	$82.63
3rd Quarter	8.19	0.94	91.64
2nd Quarter	7.17	1.09	108.42
1st Quarter	4.92	1.04	94.38
2022 Average	6.64	0.95	94.27

(1)
Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)
“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2023: 44% ethane, 32% propane, 11% normal butane, 4% isobutane and 9% natural gasoline

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

Operating Expenses

Variable costs such as service and repairs can impact our results. Continued expansion of existing assets will also give rise to additional operating expenses, which will affect our results. The employees supporting our operations are employees of Targa Resources LLC, a Delaware limited liability company, and a wholly-owned subsidiary of ours.

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

Increased Regulation

Additional regulation in various areas has the potential to materially impact our operations and financial condition. For example, increased regulation of hydraulic fracturing used by producers and increased GHG emission regulations may cause reductions in supplies of natural gas, NGLs and crude oil from producers. Please read “Laws and regulations regarding hydraulic fracturing could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets”, “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change (including legislation or regulation to address climate change) that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” and “Increasing stakeholder and market attention to sustainability matters and disclosure obligations may impact our business” under Item 1A. of this Annual Report. Similarly, the forthcoming rules and regulations of the CFTC may limit our ability or increase the cost to use derivatives, which could create more volatility and less predictability in our results of operations.

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

	Year Ended December 31,
	2023	2022
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Distributable Cash Flow and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$1,345.9	$1,195.5
Interest (income) expense, net	687.8	446.1
Income tax expense (benefit)	363.2	131.8
Depreciation and amortization expense	1,329.6	1,096.0
(Gain) loss on sale or disposition of assets	(5.3)	(9.6)
Write-down of assets	6.9	9.8
(Gain) loss from financing activities (1)	2.1	49.6
(Gain) loss from sale of equity method investment	—	(435.9)
Transaction costs related to business acquisition (2)	—	23.9
Equity (earnings) loss	(9.0)	(9.1)
Distributions (contributions) from unconsolidated affiliates, net	18.6	27.2
Compensation on equity grants	62.4	57.5
Risk management activities	(275.4)	302.5
Noncontrolling interests adjustments (3)	(3.7)	15.8
Litigation expense (4)	6.9	—
Adjusted EBITDA	$3,530.0	$2,901.1
Interest expense on debt obligations (5)	(675.8)	(447.6)
Maintenance capital expenditures, net (6)	(223.4)	(168.1)
Cash taxes	(13.6)	(6.7)
Distributable Cash Flow	$2,617.2	$2,278.7
Growth capital expenditures, net (6)	(2,224.5)	(1,177.2)
Adjusted Free Cash Flow	$392.7	$1,101.5

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

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2023	2022	2023 vs. 2022
	(In millions)
Revenues:
Sales of commodities	$13,962.1	$19,066.0	$(5,103.9)	(27%)
Fees from midstream services	2,098.2	1,863.8	234.4	13%
Total revenues	16,060.3	20,929.8	(4,869.5)	(23%)
Product purchases and fuel	10,676.4	16,882.1	(6,205.7)	(37%)
Operating expenses	1,077.9	912.8	165.1	18%
Depreciation and amortization expense	1,329.6	1,096.0	233.6	21%
General and administrative expense	348.7	309.7	39.0	13%
Other operating (income) expense	1.5	0.2	1.3	NM
Income (loss) from operations	2,626.2	1,729.0	897.2	52%
Interest expense, net	(687.8)	(446.1)	(241.7)	54%
Equity earnings (loss)	9.0	9.1	(0.1)	(1%)
Gain (loss) from financing activities	(2.1)	(49.6)	47.5	96%
Gain (loss) from sale of equity method investment	—	435.9	(435.9)	(100%)
Other, net	(2.8)	(15.1)	12.3	81%
Income tax (expense) benefit	(363.2)	(131.8)	(231.4)	176%
Net income (loss)	1,579.3	1,531.4	47.9	3%
Less: Net income (loss) attributable to noncontrolling interests	233.4	335.9	(102.5)	(31%)
Net income (loss) attributable to Targa Resources Corp.	1,345.9	1,195.5	150.4	13%
Premium on repurchase of noncontrolling interests, net of tax	510.1	53.2	456.9	NM
Dividends on Series A Preferred Stock	—	30.0	(30.0)	(100%)
Deemed dividends on Series A Preferred Stock	—	215.5	(215.5)	(100%)
Net income (loss) attributable to common shareholders	$835.8	$896.8	$(61.0)	(7%)
Financial data:
Adjusted EBITDA (1)	$3,530.0	$2,901.1	$628.9	22%
Distributable cash flow (1)	2,617.2	2,278.7	338.5	15%
Adjusted free cash flow (1)	392.7	1,101.5	(708.8)	(64%)

(1)
Adjusted EBITDA, distributable cash flow and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

2023 Compared to 2022

The decrease in commodity sales reflects lower NGL, natural gas and condensate prices ($9,255.7 million), partially offset by higher NGL, natural gas and condensate volumes ($2,951.9 million) and the favorable impact of hedges ($1,195.8 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees including the impact of the acquisition of certain assets in the Delaware Basin and South Texas, and higher export volumes, partially offset by lower transportation and fractionation fees.

The decrease in product purchases and fuel reflects lower NGL, natural gas and condensate prices, partially offset by higher NGL, natural gas and condensate volumes.

The increase in operating expenses is primarily due to higher labor, maintenance and rental costs due to increased activity and system expansions, the acquisition of certain assets in the Delaware Basin and South Texas, and inflation.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the acquisition of certain assets in the Delaware Basin and the impact of system expansions on our asset base, partially offset by the shortening of depreciable lives of certain assets that were idled in 2022.

The increase in general and administrative expense is primarily due to higher compensation and benefits, insurance costs, computer systems and professional fees.

The increase in interest expense, net is due to higher net borrowings primarily for the acquisition of certain assets in the Delaware Basin and the Grand Prix Transaction, and higher interest rates, partially offset by higher capitalized interest resulting from higher growth capital investments.

During 2022, we terminated our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility. In addition, the Partnership redeemed its 5.375% Senior Notes due 2027 and its 5.875% Senior Notes due 2026. These transactions resulted in a net loss from financing activities.

During 2022, we completed the sale of Targa GCX Pipeline LLC, which held a 25% equity interest in Gulf Coast Express Pipeline to a third party for $857 million (the “GCX Sale”) resulting in a gain from sale of an equity method investment. See Note 4 - Acquisitions and Divestitures for further discussion.

The increase in income tax expense is primarily due to an increase in pre-tax book income and a smaller release of the valuation allowance in 2023 compared to 2022.

The decrease in net income (loss) attributable to noncontrolling interests is primarily due to the Grand Prix Transaction and lower earnings allocated to our joint venture partner in WestTX.

The premium on repurchase of noncontrolling interests, net of tax is primarily due to the Grand Prix Transaction in 2023 and the purchase of all of Stonepeak Infrastructure Partners’ interests in our development company joint ventures in 2022.

The decrease in dividends on Series A Preferred is due to the full redemption of all of our issued and outstanding shares of Series A Preferred in May 2022. See Note 11 – Preferred Stock for further discussion.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Year Ended:
December 31, 2023	$2,082.2	$1,948.7	$275.5
December 31, 2022	1,981.0	1,456.3	(302.4)

Gathering and Processing Segment

	Year Ended December 31,
	2023	2022	2023 vs. 2022
	(In millions, except operating statistics and price amounts)
Operating margin	$2,082.2	$1,981.0	$101.2	5%
Operating expenses	746.6	611.8	134.8	22%
Adjusted operating margin	$2,828.8	$2,592.8	$236.0	9%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	2,535.2	2,223.6	311.6	14%
Permian Delaware (5)	2,526.5	1,536.1	990.4	64%
Total Permian	5,061.7	3,759.7	1,302.0	35%

SouthTX (6)	367.4	276.5	90.9	33%
North Texas	205.9	187.0	18.9	10%
SouthOK (6)	385.0	406.8	(21.8)	(5%)
WestOK	207.1	208.7	(1.6)	(1%)
Total Central	1,165.4	1,079.0	86.4	8%

Badlands (6) (7)	130.0	134.9	(4.9)	(4%)
Total Field	6,357.1	4,973.6	1,383.5	28%

Coastal	541.1	537.6	3.5	1%

Total	6,898.2	5,511.2	1,387.0	25%
NGL production, MBbl/d (3)
Permian Midland (4)	367.7	321.7	46.0	14%
Permian Delaware (5)	321.6	188.6	133.0	71%
Total Permian	689.3	510.3	179.0	35%

SouthTX (6)	40.9	31.2	9.7	31%
North Texas	24.0	21.2	2.8	13%
SouthOK (6)	43.1	47.6	(4.5)	(9%)
WestOK	12.5	14.6	(2.1)	(14%)
Total Central	120.5	114.6	5.9	5%

Badlands (6)	15.5	16.1	(0.6)	(4%)
Total Field	825.3	641.0	184.3	29%

Coastal	39.2	32.0	7.2	23%

Total	864.5	673.0	191.5	28%
Crude oil, Badlands, MBbl/d	105.5	117.6	(12.1)	(10%)
Crude oil, Permian, MBbl/d	27.4	29.5	(2.1)	(7%)
Natural gas sales, BBtu/d (3)	2,685.8	2,383.4	302.4	13%
NGL sales, MBbl/d (3)	495.8	439.8	56.0	13%
Condensate sales, MBbl/d	18.5	15.5	3.0	19%
Average realized prices (8):
Natural gas, $/MMBtu	1.94	5.21	(3.27)	(63%)
NGL, $/gal	0.46	0.75	(0.29)	(39%)
Condensate, $/Bbl	74.35	88.26	(13.91)	(16%)

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	63.2	$1.22	$77.4	74.8	$(2.13)	$(159.2)
NGL (MMgal)	680.3	0.07	49.9	717.6	(0.30)	(213.0)
Crude oil (MBbl)	2.4	(6.92)	(16.6)	2.2	(31.73)	(69.8)
			$110.7			$(442.0)

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

2023 Compared to 2022

The increase in adjusted operating margin was due to higher natural gas inlet volumes and higher fees resulting in increased margin predominantly in the Permian, partially offset by lower commodity prices. The increase in natural gas inlet volumes in the Permian was attributable to the acquisition of certain assets in the Delaware Basin during the third quarter of 2022, the addition of the Legacy I and Red Hills VI plants during the third quarter of 2022, the Legacy II plant during the first quarter of 2023, the Greenwood plant during the fourth quarter of 2023, and continued strong producer activity. Natural gas inlet volumes in the Central region increased due to the acquisition of certain assets in South Texas during the second quarter of 2022 and increased producer activity.

The increase in operating expenses was predominantly due to the acquisition of certain assets in the Delaware Basin and South Texas. Additionally, higher volumes in the Permian, the addition of the Legacy I, Red Hills VI, Legacy II, Midway, Greenwood and Wildcat II plants, and inflation impacts resulted in increased costs.

Logistics and Transportation Segment

	Year Ended December 31,
	2023	2022	2023 vs. 2022
	(In millions, except operating statistics)
Operating margin	$1,948.7	$1,456.3	$492.4	34%
Operating expenses	332.0	300.2	31.8	11%
Adjusted operating margin	$2,280.7	$1,756.5	$524.2	30%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	635.5	488.6	146.9	30%
Fractionation volumes	798.1	731.7	66.4	9%
Export volumes (3)	365.2	314.5	50.7	16%
NGL sales	1,019.8	866.3	153.5	18%

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

2023 Compared to 2022

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, higher marketing margin, and higher LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. Marketing margin increased due to greater optimization opportunities. LPG Export margin increased due to the completion of the expansion during the third quarter of 2023 resulting in higher volumes and fees.

The increase in operating expenses was due to higher system volumes, higher compensation and benefits, higher repairs and maintenance and higher taxes.

Other

	Year Ended December 31,
	2023	2022	2023 vs. 2022
	(In millions)
Operating margin	$275.5	$(302.4)	$577.9
Adjusted operating margin	$275.5	$(302.4)	$577.9

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

Our Liquidity and Capital Resources

As of December 31, 2023, inclusive of our consolidated joint venture accounts, we had $141.7 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, Commercial Paper Program, Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our principal sources of short-term liquidity consist of internally generated cash flow, borrowings available under the TRGP Revolver, as well as our right to request additional commitment increases under the TRGP Revolver, our Commercial Paper Program, the Securitization Facility, proceeds from debt and equity offerings, and joint ventures and/or asset sales. Based on anticipated levels of operations and absent any disruptive events, we believe our liquidity is sufficient to finance our operations, capital expenditures, quarterly cash dividends and obligations, as discussed further below, for at least the next twelve months.

Our short-term liquidity on a consolidated basis as of December 31, 2023, was:

Consolidated Total
(In millions)
Cash on hand (1)	$141.7
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	2,750.0
3,491.7

Less: Outstanding borrowings under the Securitization Facility	(575.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(175.0)
Outstanding letters of credit under the TRGP Revolver	(22.3)
Total liquidity	$2,719.4

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

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of December 31, 2023, we had $22.3 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of December 31, 2023 increased $143.8 million compared to December 31, 2022. The increase was primarily due to lower net borrowing on the Securitization Facility and lower net liabilities for hedging activities, partially offset by higher accounts payable related to capital spending on growth projects.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements. The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRGP Revolver, Term Loan Facility, the Securitization Facility, and the Commercial Paper Program. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2023, we did not have any interest rate hedges.

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

In January 2023, we completed the underwritten public offering of the 6.125% Notes and the January 2023 6.500% Notes, resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining net proceeds for general corporate purposes, including to reduce borrowings under the TRGP Revolver and the Commercial Paper Program.

In November 2023, we completed the underwritten public offering of the 2023 6.150% Notes and the November 2023 6.500% Notes, resulting in net proceeds of approximately $2.0 billion. We used a portion of the net proceeds to repay $1.0 billion in borrowings under the Term Loan Facility and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program. As a result of the repayment of borrowings under the Term Loan Facility, we recorded a loss of $2.1 million due to a write-off of debt issuance costs.

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

Compliance with Debt Covenants

As of December 31, 2023, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Year Ended December 31,
2023	2022	2023 vs. 2022
(In millions)
$3,211.6	$2,380.8	$830.8

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

The increase in net cash provided by operations was primarily due to higher settlements for hedge transactions and a decrease in payments for product purchases and fuel, partially offset by lower collections from customers.

Cash Flows from Investing Activities

Year Ended December 31,
2023	2022	2023 vs. 2022
(In millions)
$(2,400.8)	$(4,149.7)	$1,748.9

The decrease in net cash used in investing activities was primarily due to higher outlays for the acquisition of certain assets in the Delaware Basin and South Texas in 2022, partially offset by proceeds from the GCX Sale in 2022 and higher outlays for property, plant and equipment in 2023 primarily related to construction activities in the Permian region and Mont Belvieu, Texas.

Cash Flows from Financing Activities

	Year Ended December 31,
	2023	2022
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,300.0	$4,651.5
Redemption of Series A Preferred Stock	—	(965.2)
Repurchase of noncontrolling interests	(1,118.9)	(926.3)
Dividends	(427.3)	(379.7)
Contributions from (distributions to) noncontrolling interests	(212.4)	(290.3)
Repurchase of shares	(429.5)	(260.6)
Net cash provided by (used in) financing activities	$(888.1)	$1,829.4

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	December 31, 2023	December 31, 2022
	(In millions)
ASSETS
Current assets	$966.3	$1,425.4
Current assets - affiliates	11.2	6.0
Long-term assets	15,267.6	14,398.8
Long-term assets - affiliates	—	10.5
Total assets	$16,245.1	$15,840.7

LIABILITIES AND OWNERS’ EQUITY
Current liabilities	$2,107.9	$2,169.6
Current liabilities - affiliates	26.2	28.0
Long-term liabilities	13,278.8	11,503.4
Targa Resources Corp. stockholders’ equity	832.2	2,139.7
Total liabilities and owners’ equity	$16,245.1	$15,840.7

Summarized Combined Statement of Operations Information
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	(In millions)
Revenues	$15,737.0	$20,477.0
Operating income (loss)	2,134.2	1,108.3
Net income (loss)	1,100.1	909.0
Dividends on Series A Preferred	—	30.0

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for 2023:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
December 31, 2023	February 15, 2024	$112.8	$111.6	$1.2	$0.50000
September 30, 2023	November 15, 2023	113.0	111.5	1.5	0.50000
June 30, 2023	August 15, 2023	113.6	111.8	1.8	0.50000
March 31, 2023	May 15, 2023	114.7	113.0	1.7	0.50000

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

Capital Expenditures

The following table details cash outlays for capital projects for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(In millions)
Capital expenditures:
Growth (1)	$2,211.0	$1,219.0
Maintenance (2)	232.6	175.4
Gross capital expenditures	2,443.6	1,394.4
Change in capital project payables and accruals, net	(58.2)	(60.1)
Cash outlays for capital projects	$2,385.4	$1,334.3

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including net contributions to investments in unconsolidated affiliates, were $2,224.5 million and $1,177.2 million for the years ended December 31, 2023 and 2022.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $223.4 million and $168.1 million for the years ended December 31, 2023 and 2022.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian region in response to forecasted production growth and higher activity levels, and expansions in our downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With our announced natural gas processing additions currently under construction in the Permian region, coupled with the construction of our Daytona NGL Pipeline and Train 9 and 10 fractionators in Mont Belvieu, we currently estimate that in 2024 we will invest between $2.3 billion to $2.5 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2024 maintenance capital expenditures, net of noncontrolling interests, will be approximately $225 million.

Off-Balance Sheet Arrangements

As of December 31, 2023, there were $248.1 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. The following is a summary of our material future contractual obligations:

Contractual Obligations:	Total	Within 12 Months
	(in millions)
Long-term debt obligations (1)	$12,209.4	$—
Interest on debt obligations (2)	7,109.8	695.7
Operating leases (3)	88.3	25.5
Finance leases (4)	332.1	57.5
Land site lease and rights of way (5)	297.4	8.5
Purchase obligations (6)	3,014.8	1,800.7
Other long-term liabilities (7)	122.6	17.0
Total	$23,174.4	$2,604.9

(1)
Represents scheduled future maturities of long-term debt obligation. See Note 8 - Debt Obligations for more information.
(2)
Represents interest expense on long-term debt obligations based on both fixed debt interest rates and prevailing December 31, 2023 rates for floating debt. See Note 8 - Debt Obligations for more information.
(3)
Includes minimum payments on operating lease obligations for compressors, office space and railcars. See Note 10 - Leases for more information.
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
(6)
Includes commitments for pipeline capacity payments for firm transportation and throughput and deficiency agreements, purchase of natural gas and NGLs, capital expenditures, operating expenses and service contracts. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2023.

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

We amortize the costs of our intangible assets in a manner that closely resembles the expected benefit pattern of the intangible assets or on a straight-line basis where such pattern is not readily determinable, over the periods in which we benefit from services provided to customers. At the time assets are placed in service or acquired, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation/amortization amounts prospectively.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2023, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short term commodity related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

A majority of these commodity price hedges are documented pursuant to a ISDA with customized credit and legal terms. The principal counterparties (or, if applicable, their guarantors) have investment grade credit ratings. While we have no current obligation to post cash, letters of credit or other additional collateral to secure these hedges so long as we maintain our current credit rating, we could be obligated to post collateral to secure the hedges in the event of an adverse change in our creditworthiness where a counterparty’s exposure to our credit increases over the term of the hedge as a result of higher commodity prices. A purchased put (or floor) transaction does not expose our counterparties to credit risk, as we have no obligation to make future payments beyond the premium paid to enter into the transaction; however, we are exposed to the risk of default by the counterparty, which is the risk that the counterparty will not honor its obligation under the put transaction.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2023:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$12.9	$43.2	$(17.3)
NGLs	59.0	124.4	(6.2)
Crude oil	2.5	24.4	(19.3)
Total	$74.4	$192.0	$(42.8)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the years ended December 31, 2023 and 2022, our operating revenues increased (decreased) by $441.1 million and $(754.7) million as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $255.8 million at December 31, 2022 to a net asset position of $74.4 million at December 31, 2023. Forward commodity prices have decreased relative to the fixed prices on our derivative contracts, creating the net asset position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and the Term Loan Facility. As of December 31, 2023, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program, the Securitization Facility and the Term Loan Facility will also increase. As of December 31, 2023, we had $1.3 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $12.5 million based on our December 31, 2023 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDAs with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $32.2 million as of December 31, 2023. The range of losses attributable to our individual counterparties as of December 31, 2023 would be between $0.2 million and $21.6 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $2.5 million and $2.2 million as of December 31, 2023 and December 31, 2022, respectively.

No customer comprised 10% or greater of our consolidated revenues during the years ended December 31, 2023 and 2022, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)
Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2023.

(b)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On November 13, 2023, Julie H. Boushka, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of our common stock until March 5, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors of the Company and the executive officers of the Company are:

Name	Age (1)	Position
Matthew J. Meloy	45	Chief Executive Officer and Director
Patrick J. McDonie	63	President – Gathering and Processing
D. Scott Pryor	60	President – Logistics and Transportation
Robert M. Muraro	47	Chief Commercial Officer
Jennifer R. Kneale	45	Chief Financial Officer
Gerald R. Shrader	64	Executive Vice President, General Counsel and Secretary
G. Clark White	64	Executive Vice President - Operations
Julie H. Boushka	60	Senior Vice President and Chief Accounting Officer
Paul W. Chung	63	Chairman of the Board of Directors
Joe Bob Perkins	63	Director
Rene R. Joyce	76	Director
Charles R. Crisp	76	Director
Ershel C. Redd Jr.	75	Director
Laura C. Fulton	60	Director
Waters S. Davis, IV	70	Director
Robert B. Evans	75	Director
Beth A. Bowman	67	Director
Lindsey M. Cooksen	41	Director
(1)
Ages as of December 31, 2023.

Matthew J. Meloy has served as Chief Executive Officer and a director of the Company since March 1, 2020. He also served as a director of the General Partner between March 2020 and May 2021. Mr. Meloy has also served as Chief Executive Officer of the General Partner since March 2020. Mr. Meloy previously served as President of the Company and the General Partner between March 2018 and March 2020. Mr. Meloy also served as Executive Vice President and Chief Financial Officer of the Company and the General Partner between May 2015 and February 2018. He also served as Treasurer of the Company and the General Partner until December 2015. Mr. Meloy previously served as Senior Vice President, Chief Financial Officer and Treasurer of the Company between October 2010 and May 2015 and of the General Partner between December 2010 and May 2015. He also served as Vice President—Finance and Treasurer of the Company between April 2008 and October 2010, and as Director, Corporate Development of the Company between March 2006 and March 2008 and of the General Partner between March 2006 and March 2008. He served as Vice President—Finance and Treasurer of the General Partner between April 2008 and December 15, 2010. Mr. Meloy was with The Royal Bank of Scotland in the structured finance group, focusing on the energy sector from October 2003 to March 2006. Mr. Meloy’s extensive knowledge of the Company’s operational and strategic initiatives and capital investment program, attained from his service as President for two years and Chief Financial Officer for eight years, combined with his experience in the finance industry, brings operational, financial and capital markets experience to the Board.

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

Jennifer R. Kneale has served as Chief Financial Officer of the Company and the General Partner since March 2018. She also served as Treasurer of the Company between September 2022 and April 2023 and of the General Partner between August 2022 and April 2023. Ms. Kneale previously served as Vice President—Finance of the Company and the General Partner between December 2015 and February 2018. She also served as Senior Director, Finance of the Company and the General Partner between March 2015 and December 2015. She also served as Director, Finance of the Company and the General Partner between May 2013 and February 2015. Ms. Kneale was with Tudor, Pickering, Holt & Co. in its energy private equity group, TPH Partners, from September 2011 to May 2013.

Gerald R. Shrader has served as Executive Vice President, General Counsel and Secretary of the Company since December 2023. Prior to his appointment, Mr. Shrader served in various roles with subsidiaries of the Company beginning in March 2015, most recently serving as Senior Vice President, General Counsel - Southern Field G&P and Secretary of those subsidiaries. Prior to joining Targa, Mr. Shrader served as Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC from October 2009 until March 2015 and, prior to that time, served in various roles with affiliates of Atlas beginning in July 2007. Prior to Atlas, Mr. Shrader worked both for publicly traded energy companies and in private practice (including the provision of legal services to private and publicly traded energy companies).

G. Clark White has served as Executive Vice President - Operations of the Company and the General Partner since September 2020 and served as Executive Vice President - Engineering and Operations of the Company and the General Partner between November 2015 and September 2020. Mr. White previously served as Senior Vice President - Field G&P of Targa Operating and various other subsidiaries of the Partnership between June 2014 and November 2015. He also served as Vice President of Targa Operating between July 2011 and May 2014 and has held officer positions with other Partnership subsidiaries since 2003.

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

Paul W. Chung has served as a director and Chairman of the Board of the Company since January 1, 2021. Mr. Chung previously served as a director and Chairman of the Board of the General Partner between January 2021 and May 2021. From March 2020 until December 31, 2020, he served as Executive Vice President and Senior Legal Advisor of the Company. From May 2004 to March 2020, Mr. Chung served as Executive Vice President, General Counsel and Secretary of the Company and its predecessor entities and of the General Partner since its formation. From 1999 to May 2004, he served as Executive Vice President and General Counsel of various Shell Oil Company affiliates, including Coral Energy, LLC and Shell Trading North America Company. In these positions, Mr. Chung was responsible for all legal and regulatory affairs. From 1996 to 1999, he served as Vice President and Assistant General Counsel of Tejas Gas Corporation. Prior to 1996, Mr. Chung held a number of legal positions with different companies, including the law firm of Vinson & Elkins L.L.P. Mr. Chung’s knowledge of the Company, together with his background in the energy industry and his legal and regulatory experience, enable Mr. Chung to provide a valuable and distinct perspective to the Board on a range of business and management matters.

Joe Bob Perkins has served as a director of the Company since January 2012. Mr. Perkins previously served as Executive Chairman of the Board of the Company and the General Partner between March 2020 and December 2020, as Chief Executive Officer of the Company and the General Partner between January 2012 and March 2020, and as a director of the General Partner between January 2012 and May 2021. He also served as President of the Company between the date of its formation in October 2005 and December 2011. Prior to 2005, Mr. Perkins served predecessor Targa companies as President since their founding in 2003. Prior to that, Mr. Perkins served in various leadership roles within the energy industry across several different companies, had employment experience with companies operating in both the midstream and upstream sectors, and was a management consultant with McKinsey & Company working primarily in energy. Mr. Perkins’ intimate knowledge of all facets of the Company, derived from his past services as Executive Chairman of the Board and as President and Chief Executive Officer, coupled with his broad experience in the energy industry, and specifically in the midstream sector, his engineering and business educational background, his experience with the investment community, and experiences on other boards enable Mr. Perkins to provide a valuable and unique perspective to the Board on a range of business and management matters.

Rene R. Joyce has served as a director of the Company since its formation in October 2005. Mr. Joyce previously served as Executive Chairman of the Board of the Company and the General Partner between January 2012 and December 2014 and as a director of the General Partner between October 2005 and May 2021. He also served as Chief Executive Officer of the Company between October 2005 and December 2011 and the General Partner between October 2006 and December 2011. He also served as an officer and director of an affiliate of the Company during 2004 and 2005 and was a consultant for the affiliate during 2003. Mr. Joyce served as a director of Apache Corporation between May 2017 and May 2021. Mr. Joyce served as a consultant in the energy industry from 2000 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Joyce served as President of onshore pipeline operations of Coral Energy, LLC, a subsidiary of Shell from 1998 through 1999 and President of energy services of Coral, a subsidiary of Shell which was the gas and power marketing joint venture between Shell and Tejas, during 1999. Mr. Joyce served as President of various operating subsidiaries of Tejas, a natural gas pipeline company, from 1990 until 1998 when Tejas was acquired by Shell. As the founding Chief Executive Officer of the Company, Mr. Joyce brings deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as relationships with chief executives and other senior management at peer companies, customers and other oil and natural gas companies throughout the world. His experience and industry knowledge, complemented by an engineering and legal educational background, enable Mr. Joyce to provide the Board with executive counsel on the full range of business, technical, and professional matters.

Charles R. Crisp has served as a director of the Company since its formation in October 2005. He also served as a director of the General Partner between March 2016 and May 2021 and a director of an affiliate of the Company during 2004 and 2005. Mr. Crisp was President and Chief Executive Officer of Coral Energy, LLC, a subsidiary of Shell from 1999 until his retirement in November 2000, and was President and Chief Operating Officer of Coral from January 1998 through February 1999. Prior to this, Mr. Crisp served as President of the power generation group of Houston Industries, between 1996 and 1998, and as President and Chief Operating Officer of Tejas from 1988 to 1996. Mr. Crisp is a director of EOG Resources Inc. He was also a director of Intercontinental Exchange Inc. from 2002 until May 2022 and Southern Company Gas (formerly known as AGL Resources Inc.), a subsidiary of The Southern Company, from 2003 until April 2023. Mr. Crisp brings extensive energy experience, a vast understanding of many aspects of our industry and experience serving on the boards of other public companies in the energy industry. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the Board.

Ershel C. Redd Jr. has served as a director of the Company since February 2011. Mr. Redd previously served as a director of the General Partner between March 2016 and May 2021. Mr. Redd has served as a consultant in the energy industry since 2008 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Redd was President and Chief Executive Officer of El Paso Electric Company, a public utility company, from May 2007 until March 2008. Prior to this, Mr. Redd served in various positions with NRG Energy, Inc., a wholesale energy company, including as Executive Vice President—Commercial Operations from October 2002 through July 2006, as President—Western Region from February 2004 through July 2006, and as a director between May 2003 and December 2003. Mr. Redd served as Vice President of Business Development for Xcel Energy Markets, a unit of Xcel Energy Inc., from 2000 through 2002, and as President and Chief Operating Officer for New Century Energy’s (predecessor to Xcel Energy Inc.) subsidiary, Texas Ohio Gas Company, from 1997 through 2000. Mr. Redd brings to the Company extensive energy industry experience, a vast understanding of varied aspects of the energy industry and experience in corporate performance, marketing and trading of natural gas and natural gas liquids, risk management, finance, acquisitions and divestitures, business development, regulatory relations and strategic planning. His leadership and business experience and deep knowledge of various sectors of the energy industry bring a crucial insight to the Board.

Laura C. Fulton has served as a director of the Company since February 2013. Ms. Fulton previously served as a director of the General Partner between February 2013 and May 2021. Ms. Fulton has served as the Senior Vice President and Chief Financial Officer of the American Bureau of Shipping since July 2021 and previously served as the Vice President of Finance from January 2020 until July 2021. Ms. Fulton served as the Chief Financial Officer of Hi-Crush Proppants LLC from April 2012 until December 2019 and Hi-Crush GP LLC, the general partner of Hi-Crush Partners LP, from May 2012 until May 2019 and its successor, Hi-Crush Inc., from May 2019 to December 2019. During July 2020, Hi-Crush Inc. and each of its direct and indirect wholly-owned domestic subsidiaries (including Hi-Crush Proppants LLC) (collectively, “Hi-Crush”) filed for protection under Chapter 11 of the Federal Bankruptcy Code. During October 2020, Hi-Crush’s Chapter 11 Plan of Reorganization was confirmed. From March 2008 to October 2011, Ms. Fulton served as Executive Vice President, Accounting and then Executive Vice President, Chief Financial Officer of AEI Services, LLC (“AEI”), an owner and operator of essential energy infrastructure assets in emerging markets. Prior to AEI, Ms. Fulton spent 12 years with Lyondell Chemical Company in various capacities, including as general auditor responsible for internal audit and the Sarbanes-Oxley certification process, and as the assistant controller. Prior to that, she spent 11 years with Deloitte & Touche in public accounting, with a focus on audit and assurance. As a chief financial officer, general auditor and external auditor, Ms. Fulton brings to the company extensive financial, accounting and compliance process experience. Ms. Fulton’s experience as a financial executive in the energy industry, including her positions with a publicly-traded company and master limited partnership, also brings industry and capital markets experience to the Board.

Waters S. Davis, IV has served as director of the Company since July 2015. Mr. Davis previously served as a director of the General Partner between March 2016 and May 2021 and as President of National Christian Foundation, Houston from July 2014 until December 2020. Mr. Davis was Executive Vice President of NuDevco LLC (“NuDevco”) from December 2009 to December 2013. Prior to his employment with NuDevco, he served as President of Reliant Energy Retail Services from June 1999 to January 2002 and as Executive Vice President of Spark Energy from April 2007 to November 2009. He previously served as a senior executive at several private companies and as an advisor to a private equity firm, providing operational and strategic guidance. Mr. Davis also serves as a director of Milacron Holdings Corp. Mr. Davis brings expertise in the retail energy, midstream and services industries, which enhances his contributions to the Board.

Robert B. Evans has served as a director of the Company since March 2016. Mr. Evans previously served as a director of the General Partner between February 2007 and May 2021. Mr. Evans is a director of One Gas, Inc. Mr. Evans was a director of Sprague Resources GP LLC until October 2018 and a director of New Jersey Resources Corporation from 2009 until January 2023. Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ extensive experience in the gas transmission and energy services sectors enhances the knowledge of the Board in these areas of the oil and gas industry. As a former President and CEO of various operating companies, his breadth of executive experiences is applicable to many of the matters routinely facing the Company.

Beth A. Bowman has served as a director of the Company since September 2018. Ms. Bowman previously served as a director of the General Partner between September 2018 and May 2021. Ms. Bowman served as a director of Sprague Resources GP LLC, the general partner of Sprague Resources LP (“Sprague”), from October 2014 until November 2022. Ms. Bowman held management positions at Shell Energy North America (US) L.P. (“Shell Energy”) for 17 years until her retirement in September 2015. While at Shell Energy, she held the roles of Senior Vice President of the West and Mexico and later as the Senior Vice President of Sales and Origination for Shell’s North America business. Prior to joining Shell Energy, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility in various areas including trading and marketing, risk management, fuel and power supply, regulatory, finance and engineering. Ms. Bowman also served on the board of the California Power Exchange and the board of the California Foundation of Energy and Environment from 2004 until 2015. Ms. Bowman’s extensive energy industry background, including her experience in origination, commodities markets and risk management enhances the knowledge of the Board in these areas of the oil and gas industry.

Lindsey M. Cooksen has served as a director of the Company since June 2020. Ms. Cooksen previously served as a director of the General Partner between June 2020 and May 2021. Ms. Cooksen has served as the founder and managing director of Cooksen Wealth, LLC, a wealth management firm, since April 2019. She previously held various positions with Morgan Stanley Private Wealth Management (“Morgan Stanley”) from August 2009 to April 2019. While at Morgan Stanley she held the roles of Private Wealth Advisor, Family Wealth Director and Portfolio Management Director. She also previously worked for Citigroup Global Investment Bank between July 2005 and August 2007. Ms. Cooksen’s extensive corporate experience in the financial services industry, including wealth management and portfolio construction, tax planning and analysis and risk mitigation brings financial experience and an investor’s perspective to the Board.

The information required in response to this item not otherwise provided herein will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

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

3.4

Third Amended and Restated Bylaws of Targa Resources Corp. (incorporated by reference to Exhibit 3.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 12, 2023 (File No. 001-34991)).

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

4.5

Parent Guarantee dated as of February 18, 2022, by and among Targa Resources Corp. and certain of its subsidiaries (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed February 23, 2022 (File No. 001-34991)).

4.6

Indenture dated as of October 17, 2017 among the Issuers and the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed October 17, 2017 (File No. 001-33303)).

4.7

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

4.8

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

4.9

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

4.10

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

4.11

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

4.12

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

4.13

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

4.14

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

4.15

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

4.16

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

4.17

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

4.18

Supplemental Indenture dated April 12, 2023 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.19

Indenture dated as of January 17, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2019 (File No. 001-33303)).

4.20

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

4.21

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

4.22

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

4.23

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

4.24

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

4.25

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

4.26

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

4.27

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

4.28

Supplemental Indenture dated April 12, 2023 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.29

Indenture dated as of November 27, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed December 3, 2019 (File No. 001-33303)).

4.30

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

4.31

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

4.32

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

4.33

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

4.34

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

4.35

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

4.36

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

4.37

Supplemental Indenture dated April 12, 2023 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.38

Indenture dated as of August 18, 2020 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 21, 2020 (File No. 001-33303)).

4.39

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

4.40

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

4.41

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

4.42

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

4.44

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

4.45

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

4.53

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

4.55	Form of Notes (included in Exhibit 4.54 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.56

Second Supplemental Indenture dated as of June 22, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Targa Resources Corp.’s Post-Effective Amendment No. 1 to Form S-3 filed June 22, 2022 (Registration No. 333-263730)).

4.57

Third Supplemental Indenture, dated as of July 7, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.58	Form of Notes (included in Exhibit 4.57 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.59

Fourth Supplemental Indenture dated as of August 2, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.60

Fifth Supplemental Indenture, dated as of January 9, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed January 9, 2023 (File No. 001-34991)).

4.61	Form of Notes (included in Exhibit 4.60 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 9, 2023 (File No. 001-34991)).

4.62

Sixth Supplemental Indenture, dated as of April 12, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.63

Seventh Supplemental Indenture, dated as of November 9, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed November 9, 2023 (File No. 001-34991)).

4.64	Form of Notes (included in Exhibit 4.63 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed November 9, 2023 (File No. 001-34991)).

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

10.3+

Form of Restricted Stock Agreement for Directors, dated as of January 17, 2018 (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 16, 2018 (File No. 001-34991)).

10.4+

Form of Restricted Stock Agreement under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 10, 2016 (File No. 001-34991)).

10.5+

Form of Performance Share Unit Grant Agreement, dated as of January 17, 2019 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Targa Resources Corp.’s Annual Report on Form 10-K filed March 1, 2019 (File No. 001-34991).

10.6+

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

10.9+

Omnibus Amendment to Restricted Stock Unit Grant Agreements, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

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

10.12+*	Form of Restricted Stock Unit Agreement, dated as of January 18, 2024 under Targa Resources Corp. 2010 Stock Incentive Plan.

10.13+*	Form of Restricted Stock Unit Agreement under Targa Resources Corp. 2010 Stock Incentive Plan.

10.14+

Targa Resources Corp. 2020 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed January 23, 2020 (File No. 001-34991)).

10.15+

First Amendment to the Targa Resources Corp. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 18, 2021 (File No. 001-34991)).

10.16+

Targa Resources Executive Officer Change in Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 19, 2012 (File No. 001-34991)).

10.17+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-34991)).

10.18

Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.19

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

10.20

Purchase and Sale Agreement, dated January 10, 2013, between the originators from time to time party thereto as Originators and Targa Receivables LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.21

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

10.22

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

10.23

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

10.24

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

10.25

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

10.26+

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

10.27

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

10.28

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

10.29

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

10.30

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

10.31

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

10.32

Term Loan Agreement, dated as of July 12, 2022, among Targa Resources Corp., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 12, 2022 (File No. 001-34991)).

10.33

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.34

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

21.1*	List of Significant Subsidiaries of Targa Resources Corp.

22.1*	List of Subsidiary Guarantors.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Targa Resources Corp. Incentive Compensation Recovery Policy, effective October 2, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: February 15, 2024	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2024.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Targa Resources Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and series A preferred stock and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Derivative Instruments and Hedging Activities

As described in Note 14 to the consolidated financial statements, the primary purpose of management’s commodity risk management activities is to manage the Company’s exposure to commodity price risk and reduce volatility in operating cash flow due to fluctuations in commodity prices. Management has entered into derivative instruments to hedge the commodity price risks. As of December 31, 2023, there were $145.2 million of assets from risk management activities and $70.8 million of liabilities from risk management activities. The fair value of the derivative instruments was determined by the use of present value methods with assumptions about commodity prices based on those observed in underlying markets.

The principal considerations for our determination that performing procedures relating to the valuation of derivative instruments and hedging activities is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the assets and liabilities from risk management activities; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to commodity prices; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the assets and liabilities from risk management activities, including controls over management’s model, data and assumptions. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing independent fair value estimates for a sample of the assets and liabilities from risk management activities and (ii) comparing the independent fair value estimates to management’s fair value estimates to evaluate the reasonableness of management’s fair value estimates. Developing the independent fair value estimates involved testing the completeness and accuracy of data provided by management and independently developing the commodity prices assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 15, 2024

We have served as the Company’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$141.7	$219.0
Trade receivables, net of allowances of $2.5 million and $2.2 million at December 31, 2023 and December 31, 2022	1,471.0	1,408.4
Inventories	371.5	393.8
Assets from risk management activities	111.9	179.9
Other current assets	98.5	155.5
Total current assets	2,194.6	2,356.6
Property, plant and equipment, net	15,806.4	14,214.6
Intangible assets, net	2,350.6	2,734.6
Long-term assets from risk management activities	33.3	24.5
Investments in unconsolidated affiliates	146.3	131.3
Other long-term assets	140.6	98.4
Total assets	$20,671.8	$19,560.0

LIABILITIES, SERIES A PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,574.9	$1,448.8
Accrued liabilities	281.7	289.5
Interest payable	229.6	174.0
Liabilities from risk management activities	54.0	320.1
Current debt obligations	620.7	834.3
Total current liabilities	2,760.9	3,066.7
Long-term debt	12,333.2	10,702.1
Long-term liabilities from risk management activities	16.8	140.1
Deferred income taxes, net	535.8	327.7
Other long-term liabilities	415.1	341.2
Commitments and Contingencies (see Notes 17 and 18)
Series A Preferred 9.5% Stock, $1,000 per share liquidation preference (1,200,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and December 31, 2022), net of discount	—	—
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of December 31, 2023 and December 31, 2022)	0.2	0.2
Issued Outstanding
December 31, 2023 240,095,699 222,611,259
December 31, 2022 237,939,058 226,042,229
Preferred stock ($0.001 par value, after designation of Series A Preferred Stock: 98,800,000 shares authorized, zero shares issued and outstanding)	—	—
Additional paid-in capital	3,058.8	3,702.3
Retained earnings (deficit)	492.0	(626.8)
Accumulated other comprehensive income (loss)	85.6	54.7
Treasury stock, at cost (17,484,440 shares as of December 31, 2023 and 11,896,829 shares as of December 31, 2022)	(896.9)	(464.7)
Total Targa Resources Corp. stockholders’ equity	2,739.7	2,665.7
Noncontrolling interests	1,870.3	2,316.5
Total owners’ equity	4,610.0	4,982.2
Total liabilities, Series A Preferred Stock and owners’ equity	$20,671.8	$19,560.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$13,962.1	$19,066.0	$15,602.5
Fees from midstream services	2,098.2	1,863.8	1,347.3
Total revenues	16,060.3	20,929.8	16,949.8
Costs and expenses:
Product purchases and fuel	10,676.4	16,882.1	13,729.5
Operating expenses	1,077.9	912.8	747.0
Depreciation and amortization expense	1,329.6	1,096.0	870.6
General and administrative expense	348.7	309.7	273.2
Impairment of long-lived assets	—	—	452.3
Other operating (income) expense	1.5	0.2	12.4
Income (loss) from operations	2,626.2	1,729.0	864.8
Other income (expense):
Interest expense, net	(687.8)	(446.1)	(387.9)
Equity earnings (loss)	9.0	9.1	(23.9)
Gain (loss) from financing activities	(2.1)	(49.6)	(16.6)
Gain (loss) from sale of equity method investment	—	435.9	—
Other, net	(2.8)	(15.1)	0.5
Income (loss) before income taxes	1,942.5	1,663.2	436.9
Income tax (expense) benefit	(363.2)	(131.8)	(14.8)
Net income (loss)	1,579.3	1,531.4	422.1
Less: Net income (loss) attributable to noncontrolling interests	233.4	335.9	350.9
Net income (loss) attributable to Targa Resources Corp.	1,345.9	1,195.5	71.2
Premium on repurchase of noncontrolling interests, net of tax	510.1	53.2	—
Dividends on Series A Preferred Stock	—	30.0	87.3
Deemed dividends on Series A Preferred Stock	—	215.5	—
Net income (loss) attributable to common shareholders	$835.8	$896.8	$(16.1)

Net income (loss) per common share - basic	$3.69	$3.95	$(0.07)
Net income (loss) per common share - diluted	$3.66	$3.88	$(0.07)
Weighted average shares outstanding - basic	224.6	227.3	228.6
Weighted average shares outstanding - diluted	226.0	231.1	228.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023			2022			2021
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(In millions)

Net income (loss)			$1,579.3			$1,531.4			$422.1
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$193.4	$(44.3)	149.1	$(5.6)	$1.3	(4.3)	$(534.6)	$128.4	(406.2)
Settlements reclassified to revenues	(153.4)	35.2	(118.2)	373.0	(83.1)	289.9	417.3	(100.2)	317.1
Other comprehensive income (loss)	40.0	(9.1)	30.9	367.4	(81.8)	285.6	(117.3)	28.2	(89.1)
Comprehensive income (loss)			1,610.2			1,817.0			333.0
Less: Comprehensive income (loss) attributable to noncontrolling interests			233.4			335.9			350.9
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,376.8			$1,481.1			$(17.9)

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)

Balance, December 31, 2020	228,062	$0.2	$4,839.9	$(1,893.5)	$(141.8)	6,731	$(150.9)	$3,249.3	$5,903.2	$301.4
Impact of accounting standard adoption	—	—	(448.3)	—	—	—	—	—	(448.3)	448.3
Compensation on equity grants	—	—	59.2	—	—	—	—	—	59.2	—
Dividend equivalent rights	—	—	(3.1)	—	—	—	—	—	(3.1)	—
Shares issued under compensation program	1,312	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(397)	—	—	—	—	397	(13.2)	—	(13.2)	—
Repurchases of common stock	(756)	—	—	—	—	756	(40.0)	—	(40.0)	—
Series A Preferred Stock dividends
Dividends - $95.00 per share	—	—	—	(87.3)	—	—	—	—	(87.3)	—
Dividends in excess of retained earnings	—	—	(87.3)	87.3	—	—	—	—	—	—
Common stock dividends
Dividends - $0.40 per share	—	—	—	(91.5)	—	—	—	—	(91.5)	—
Dividends in excess of retained earnings	—	—	(91.5)	91.5	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(449.1)	(449.1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15.8	15.8	—
Other comprehensive income (loss)	—	—	—	—	(89.1)	—	—	—	(89.1)	—
Net income (loss)	—	—	—	71.2	—	—	—	350.9	422.1	—
Balance, December 31, 2021	228,221	0.2	4,268.9	(1,822.3)	(230.9)	7,884	(204.1)	3,166.9	5,178.7	749.7
Compensation on equity grants	—	—	57.5	—	—	—	—	—	57.5	—
Dividend equivalent rights	—	—	(7.1)	—	—	—	—	—	(7.1)	—
Shares issued under compensation program	1,834	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(601)	—	—	—	—	601	(35.8)	—	(35.8)	—
Repurchases of common stock	(3,412)	—	—	—	—	3,412	(224.8)	—	(224.8)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(30.0)	—	—	—	—	(30.0)	—
Dividends in excess of retained earnings	—	—	(30.0)	30.0	—	—	—	—	—	—
Deemed dividends - redemption of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $1.40 per share	—	—	—	(318.3)	—	—	—	—	(318.3)	—
Dividends in excess of retained earnings	—	—	(318.3)	318.3	—	—	—	—	—	—
Redemption of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(354.5)	(354.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26.1	26.1	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.2)	—	—	—	—	(857.9)	(911.1)	—
Other comprehensive income (loss)	—	—	—	—	285.6	—	—	—	285.6	—
Net income (loss)	—	—	—	1,195.5	—	—	—	335.9	1,531.4	—
Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)
Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2	$—
Compensation on equity grants	—	—	62.4	—	—	—	—	—	62.4	—
Dividend equivalent rights	—	—	(2.3)	(1.6)	—	—	—	—	(3.9)	—
Shares issued under compensation program	2,156	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(716)	—	—	—	—	716	(55.8)	—	(55.8)	—
Repurchases of common stock	(4,871)	—	—	—	—	4,871	(373.7)	—	(373.7)	—
Excise tax on repurchases of common stock	—	—	—	—	—	—	(2.7)	—	(2.7)	—
Common stock dividends
Dividends - $1.85 per share	—	—	—	(419.0)	—	—	—	—	(419.0)	—
Dividends in excess of retained earnings	—	—	(193.5)	193.5	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(230.0)	(230.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.7	9.7	—
Repurchase of noncontrolling interests, net of tax	—	—	(510.1)	—	—	—	—	(459.3)	(969.4)	—
Other comprehensive income (loss)	—	—	—	—	30.9	—	—	—	30.9	—
Net income (loss)	—	—	—	1,345.9	—	—	—	233.4	1,579.3	—
Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,579.3	$1,531.4	$422.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	13.2	10.5	10.3
Compensation on equity grants	62.4	57.5	59.2
Depreciation and amortization expense	1,329.6	1,096.0	870.6
Impairment of long-lived assets	—	—	452.3
(Gain) loss on sale or disposition of assets	(5.3)	(9.6)	2.0
Write-downs of assets	6.9	9.8	10.3
Accretion of asset retirement obligations	5.9	4.8	4.0
Deferred income tax expense (benefit)	349.6	125.1	12.1
Equity (earnings) loss of unconsolidated affiliates	(9.0)	(9.1)	23.9
Distributions of earnings received from unconsolidated affiliates	13.1	12.2	84.0
Risk management activities	(275.4)	302.5	116.0
(Gain) loss from financing activities	2.1	49.6	16.6
(Gain) loss from sale of equity method investment	—	(435.9)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(20.6)	219.7	(392.4)
Inventories	36.0	(236.2)	40.6
Accounts payable, accrued liabilities and other liabilities	68.2	(383.0)	565.4
Interest payable	55.6	35.5	5.9
Net cash provided by operating activities	3,211.6	2,380.8	2,302.9
Cash flows from investing activities
Outlays for property, plant and equipment	(2,385.4)	(1,334.3)	(505.1)
Outlays for business acquisition, net of cash acquired	—	(3,503.9)	—
Outlays for asset acquisition, net of cash acquired	—	(205.2)	—
Proceeds from sale of assets	4.7	23.0	12.2
Investments in unconsolidated affiliates	(24.6)	(1.5)	(0.6)
Proceeds from sale of equity method investment	—	857.0	—
Return of capital from unconsolidated affiliates	5.5	16.8	20.2
Other, net	(1.0)	(1.6)	0.1
Net cash provided by (used in) investing activities	(2,400.8)	(4,149.7)	(473.2)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	—	5,845.0	620.0
Repayments of credit facilities	(290.0)	(5,555.0)	(1,455.0)
Proceeds from borrowings of commercial paper notes	59,002.8	30,504.3	—
Repayments of commercial paper notes	(59,836.5)	(29,495.6)	—
Proceeds from borrowings under term loan facility	—	1,500.0	—
Repayments of term loan facility	(1,000.0)	—	—
Proceeds from borrowings under accounts receivable securitization facility	143.1	1,230.0	630.0
Repayments of accounts receivable securitization facility	(368.1)	(580.0)	(830.0)
Proceeds from issuance of senior notes	3,727.7	2,741.4	1,000.0
Redemption of senior notes	—	(1,473.2)	(1,132.0)
Principal payments of finance leases	(42.9)	(19.7)	(12.5)
Costs incurred in connection with financing arrangements	(36.1)	(45.7)	(9.6)
Repurchase of shares	(429.5)	(260.6)	(53.2)
Contributions from noncontrolling interests	9.7	26.1	15.8
Distributions to noncontrolling interests	(222.1)	(316.4)	(500.0)
Repurchase of noncontrolling interests	(1,118.9)	(926.3)	—
Redemption of Series A Preferred Stock	—	(965.2)	—
Dividends paid to common and Series A Preferred shareholders	(427.3)	(379.7)	(187.5)
Net cash provided by (used in) financing activities	(888.1)	1,829.4	(1,914.0)
Net change in cash and cash equivalents	(77.3)	60.5	(84.3)
Cash and cash equivalents, beginning of period	219.0	158.5	242.8
Cash and cash equivalents, end of period	$141.7	$219.0	$158.5

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

In this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or “TRGP” are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership”. Targa consolidates the Partnership and its subsidiaries under GAAP, and the accompanying consolidated financial statements have been prepared under the rules and regulations of the SEC. Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

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

See Note 23 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2023 and 2022, and the results of operations, comprehensive income (loss), cash flows, and changes in owners’ equity for the years ended December 31, 2023, 2022 and 2021. We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

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

As of December 31, 2023, our consolidated joint ventures include the following:

Gathering and Processing Segment

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

As of December 31, 2023, our investments in unconsolidated affiliates include the following:

Gathering and Processing Segment

•
50% ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Transportation Segment

•
50% ownership interest in Cayenne Pipeline, LLC (“Cayenne”); and
•
38.8% ownership interest in Gulf Coast Fractionators (“GCF”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates and judgments are based on information available at the time such estimates and judgments are made. Changes in facts and circumstances may result in revised estimates and actual results could differ materially from those estimates. Estimates and judgments are used in, among other things, (i) estimating unbilled revenues, product purchases and operating and general and administrative cost accruals, (ii) developing fair value assumptions, including estimates of future cash flows and discount rates, (iii) analyzing long-lived assets for possible impairment, (iv) estimating the useful lives of assets and (v) estimating contingencies, guarantees and indemnifications.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits, and short-term, highly liquid investments that are readily convertible into cash, and have original maturities of three months or less.

Allowance for Credit Losses

Estimated losses on accounts receivable are provided through an allowance for credit losses. We estimate the allowance for credit losses through various procedures, including extensive review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts.

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

We record all derivative instruments at fair value with the exception of those that we apply the normal purchases and normal sales election.

The table below summarizes the accounting treatment for our derivative instruments, and the impact on our consolidated financial statements:

Recognition and Measurement
Derivative Treatment	Balance Sheet	Income Statement
Normal Purchases and Normal Sales	Fair value not recorded	Earnings recognized when volumes are physically delivered or received
Mark-to-Market	Recorded at fair value	Change in fair value recognized currently in earnings
Cash Flow Hedge	Recorded at fair value with changes in fair value deferred in Accumulated Other Comprehensive Income (“AOCI”)	The gain/loss on the derivative instrument is reclassified out of AOCI into earnings when the forecasted transaction occurs

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

As part of our goodwill impairment test, we may first assess qualitative factors to determine if the quantitative goodwill impairment test is necessary. If we choose to bypass this qualitative assessment or determine that a goodwill impairment test is required, our annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (including attributed goodwill). We recognize an impairment loss in our Consolidated Statements of Operations and a corresponding reduction of goodwill on our Consolidated Balance Sheets for the amount by which the carrying amount exceeds the reporting unit’s fair value. The goodwill impairment loss will not exceed the total amount of goodwill allocated to that reporting unit. Additionally, when measuring goodwill, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt and any original issue discount or premium are deferred and charged to interest expense over the term of the related debt. Debt issuance costs related to revolving credit facilities and the term loan facility are amortized on a straight-line basis and those related to long-term debt are amortized using the effective-interest method. Debt issuance costs related to revolving credit facilities are presented as other long-term assets, and debt issuance costs related to long-term debt obligations with scheduled maturities are reflected as a deduction to the carrying amount of long-term debt on the Consolidated Balance Sheets. Gains or losses on debt repurchases, redemptions and debt extinguishments include any associated unamortized debt issuance costs.

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

Commercial Paper Program

Under the terms of the unsecured commercial paper note program (the “Commercial Paper Program”), we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid, and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $2.75 billion. We maintain a minimum available borrowing capacity under the $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”) equal to the aggregate amount outstanding under the Commercial Paper Program as support. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver.

The outstanding borrowings of the commercial paper program are classified as noncurrent because we intend to refinance the borrowings on a long-term basis through the TRGP Revolver. We confirm, on a quarterly basis, that there is sufficient liquidity under the TRGP Revolver to refinance outstanding borrowings of the Commercial Paper Program and such liquidity is not overcommitted for other anticipated uses.

As the outstanding borrowings of the Commercial Paper Program are included as part of long-term debt (i.e., classified as noncurrent), we report Commercial Paper Program borrowings and repayments gross on the statement of cash flows (consistent with the presentation of cash flows associated with the TRGP Revolver).

Debt Modification and Extinguishment

When similar debt instruments are issued and redeemed in the same period, we evaluate whether the issuance of the new instrument should be accounted for as a modification of the existing debt or as an extinguishment of the existing debt and issuance of new debt. We account for these debt transactions as modifications unless they are considered substantially different debt instruments, in which case we account for them as debt extinguishments and new issuances. Transactions involving the issuance of a new debt instrument to one lender and the concurrent satisfaction of an existing debt instrument with another unrelated lender are always accounted for as an extinguishment of the existing debt and issuance of new debt.

Debt instruments are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the existing debt instrument. We consider changes in principal amounts, interest rates, and maturity dates of the existing and new instruments when evaluating the change in cash flows between the instruments.

Transactions accounted for as modifications do not result in a gain or loss. We calculate a new effective interest rate based on the revised cash flows. Fees paid to existing lenders are capitalized and amortized while expenses paid to third parties are expensed. Transactions accounted for as extinguishments result in derecognition of the extinguished debt and recording the new debt at fair value. A gain or loss is recognized for the difference between the carrying value of the extinguished debt and the fair value of the new debt. New fees paid to existing lenders are expensed while fees paid to third parties are capitalized and amortized as debt issuance costs.

Environmental Liabilities and Other Loss Contingencies

We accrue a liability for loss contingencies, including environmental remediation costs arising from claims, assessments, litigation, fines, penalties and other sources, when the loss is probable and reasonably estimable.

Income Taxes

We file many income tax returns with the U.S. Department of the Treasury, as well as numerous states. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax expense, together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are reported on a net basis by jurisdiction within our Consolidated Balance Sheets. We report these timing differences based on statutory tax rates applicable to the scheduled timing difference reversal periods.

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

The transaction price for our service contracts is typically comprised of variable consideration, which is primarily dependent on the volume and composition of the commodities delivered and serviced. The variable consideration is generally commensurate with our efforts to perform the service and the terms of the variable payments relate specifically to our efforts to satisfy each day of distinct service. Therefore, the variable consideration is typically not estimated at contract inception, but rather the allocation exception for variable consideration is applied, whereby the variable consideration is allocated to each day of service and recognized as revenue when each day of service is provided. When we are entitled to noncash consideration in the form of commodities, the variability related to the form of consideration (market price) and reasons other than form (volume and composition) are interrelated to the service, and therefore, we measure the noncash consideration at the point in time when the volume, mix and market price related to the commodities retained in-kind are known. This results in the recognition of revenue based on the market price of the commodity when the service is performed. In addition, if the transaction price includes a fixed component (i.e., a fixed capacity reservation fee), the fixed component is recognized ratably on a straight-line basis over the contract term, as each day of service has elapsed, which is consistent with the output method of progress selected for the performance obligation.

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

We have certain contracts that contain provisions in which customers provide contributions in aid of construction in exchange for Targa constructing assets to fulfill the services in the contract. In general, these arrangements result in deferred revenue, which will be recognized over the contract term.

Contract Assets

We classify our contract assets as receivables because we generally have an unconditional right to payment for the commodities sold or services performed at the end of the reporting period.

We enter into various contractual arrangements that result in the transfer of assets for no upfront compensation or cash payments, resulting in more favorable long-term contractual terms. The fair value of the assets transferred is reflected as long-term contract assets. These deferred amounts are amortized over the term of the related contract into the appropriate revenue or cost of sales accounts.

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

Earnings per Share

We calculate basic earnings (loss) per common share (“EPS”) using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Our participating securities consist of unvested restricted stock units that vest no later than three years following grant date as well as certain four-year retention awards that participate in nonforfeitable dividends with the common equity owners.

EPS is net income (loss) attributable to common shareholders less earnings allocated to participating securities divided by the sum of the weighted-average number of common shares outstanding. Earnings are allocated to common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings to the extent that each security participates in earnings. Diluted EPS includes any dilutive effect of preferred stock, unvested restricted stock, restricted stock units and performance share units. The dilutive effect is calculated through the application of (i) the if-converted method for convertible preferred stock, (ii) the treasury stock method for unvested stock awards and (iii) two-class method. During a period of net loss or negative undistributed earnings, the two-class method is not applicable.

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

Recently issued accounting pronouncements not yet adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, the amendments require annual disclosure of the title and position of the CODM and how that individual uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources.

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The disclosures required in the amendments apply retrospectively to all prior periods presented in the financial statements. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information for fiscal years beginning in the Annual Report on Form 10-K for the year ended December 31, 2024 and for interim periods beginning in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, (i) specific categories of income taxes in the rate reconciliation, and (ii) a disaggregation of income taxes paid by federal, state, and foreign taxes.

These amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information beginning in the Annual Report on Form 10-K for the year ended December 31, 2025.

Note 4 – Acquisitions and Divestitures

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

The assets acquired in the Delaware Basin Acquisition provide natural gas gathering, treating, and processing services in the Delaware Basin, through owning and operating approximately 1,050 miles of natural gas pipelines and approximately 1.4 billion cubic feet per day (“Bcf/d”) of cryogenic natural gas processing capacity primarily in Eddy and Lea counties of New Mexico. The Delaware Basin Acquisition assets increased our footprint in the Delaware Basin and are integrated into our Permian Delaware operations.

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

(1)
The fair value of the assets acquired included trade receivables of $211.0 million. The gross amount due under contract was $213.4 million, of which $2.4 million was expected to be uncollectible. Trade receivables, net of allowances, excluded $18.5 million that was due from Targa. We reflected this settlement of a preexisting relationship as a reduction of the purchase price in accordance with ASC 805.

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

The value of intangible assets is comprised of customer relationships, which represent estimated value of long-term contracts with customers that will be amortized in a manner that closely resembles the expected benefit pattern of the intangible assets over an estimated useful life of 14 years. The associated useful lives of intangible assets were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The fair value of customer relationships was determined at the date of acquisition based on the present value of estimated future cash flows using the multi-period excess earnings method. The significant assumptions used by management in determining the fair value of customer relationships intangible assets include future revenues, discount rate, and customer attrition rates.

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

South Texas Acquisition

In April 2022, we completed the acquisition of Southcross Energy Operating LLC and its subsidiaries (“Southcross”) for a purchase price of $201.9 million (the “South Texas Acquisition”), subject to customary closing adjustments. We made a final net working capital adjustment payment of approximately $1.5 million in the fourth quarter of 2022. We acquired a portfolio of complementary midstream infrastructure assets and associated contracts that have been integrated into our SouthTX Gathering and Processing operations, including the remaining interests in the two joint ventures in South Texas that we previously held as investments in unconsolidated affiliates and that have been consolidated beginning in the second quarter of 2022. We accounted for the purchase as an asset acquisition and capitalized $1.8 million of acquisition-related costs and assumed liabilities of $1.8 million as components of the cost of assets acquired. We allocated $28.1 million to our purchase of Southcross’ interest in the two joint ventures for purposes of consolidation and $169.7 million, $3.9 million and $5.3 million of the residual cost to property, plant and equipment, current assets and liabilities, net and other non-current assets, respectively. See Note 7 – Investments in Unconsolidated Affiliates for further discussion on South Texas Acquisition.

Joint Ventures Acquisitions and Divestitures

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

In May 2022, we completed the sale of Targa GCX Pipeline LLC, which held a 25% equity interest in GCX, to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in 2022. See Note 7 – Investments in Unconsolidated Affiliates for further discussion on GCX Sale.

In January 2023, we completed the acquisition of Blackstone Energy Partners’ 25% interest in the Grand Prix Joint Venture (the “Grand Prix Transaction”) for aggregate consideration of $1.05 billion in cash and a final closing adjustment of $41.9 million. Following the closing of the Grand Prix Transaction, we own 100% of the interest in Grand Prix. The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax, was $489.4 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

In December 2023, we completed the acquisition of the remaining 50% membership interest in Carnero G&P LLC (“Carnero”) from our joint venture partner for cash consideration of $27.0 million (the “Carnero Acquisition”). The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the consideration in excess of the carrying amount, net of tax, was $20.1 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

Note 5 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment and Intangible Assets

	December 31, 2023	December 31, 2022	Estimated Useful Lives (In Years)
Gathering systems	$10,858.3	$10,403.1	5 to 20
Processing and fractionation facilities	8,285.5	7,421.2	5 to 25
Terminaling and storage facilities	1,403.9	1,341.6	5 to 25
Transportation assets	3,294.0	2,919.3	10 to 50
Other property, plant and equipment	430.5	387.6	3 to 50
Land	185.0	163.3	—
Construction in progress	1,456.1	1,011.0	—
Finance lease right-of-use assets	351.9	266.1	5 to 14
Property, plant and equipment	26,265.2	23,913.2
Accumulated depreciation, amortization and impairment	(10,458.8)	(9,698.6)
Property, plant and equipment, net	$15,806.4	$14,214.6

Intangible assets	4,378.0	4,379.7	10 to 20
Accumulated amortization and impairment	(2,027.4)	(1,645.1)
Intangible assets, net	$2,350.6	$2,734.6

For each of the years ended December 31, 2023, 2022 and 2021 depreciation expense was $945.6 million, $853.8 million and $739.6 million, respectively.

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

For each of the years ended December 31, 2023, 2022 and 2021 amortization expense was $384.0 million, $242.2 million and $131.0 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $373.2 million, $326.0 million, $279.8 million, $252.2 million and $234.0 million for each of the years 2024 through 2028. As of December 31, 2023, the weighted average amortization period for our intangible assets was approximately 11.4 years.

The changes in our intangible assets are as follows:

	December 31, 2023	December 31, 2022
Balance at beginning of period	$2,734.6	$1,094.8
Additions from Delaware Basin Acquisition	—	1,882.0
Amortization	(384.0)	(242.2)
Balance at end of period	$2,350.6	$2,734.6

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

For the 2021 impairment assessment discussed above, we determined fair value through the use of discounted estimated cash flows to measure the impairment loss for each asset group for which undiscounted future net cash flows were not sufficient to recover the net book value.

The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our asset groups are derived from current business plans, which are developed using near-term price and volume projections reflective of the current environment and management’s projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include volume projections, operating costs, timing of incurring such costs, and the use of an appropriate terminal value and discount rate. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

The fair value measurement of our long-lived assets was based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The significant unobservable inputs used include discount rates and determination of terminal values. We utilized a weighted average discount rate of 9.5% when deriving the fair value of the asset groups impaired during 2021. The weighted average discount rate and terminal values reflect management’s best estimate of inputs a market participant would utilize. The carrying value adjustments are included in Impairment of long-lived assets in our Consolidated Statements of Operations.

We may identify additional triggering events in the future, which will require additional evaluations of the recoverability of the carrying value of our long-lived assets and may result in future impairments.

Note 6 – Goodwill

As of December 31, 2023, we had $45.2 million of goodwill included in Other long-term assets on the Consolidated Balance Sheets related to the March 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin.

	December 31, 2023	December 31, 2022
Permian Midland	$23.2	$23.2
Permian Delaware	22.0	22.0
Goodwill	$45.2	$45.2

The future cash flows and resulting fair values of these reporting units are sensitive to changes in crude oil, natural gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. For our 2023, 2022 and 2021 annual evaluations, we performed a qualitative assessment, which indicated that it is not more likely than not that the fair values of the Permian Midland and Permian Delaware reporting units were less than their carrying amounts, and therefore, a quantitative goodwill impairment test was not necessary. Our qualitative assessment considered, among other things, the overall financial performance and future outlook of the Permian Midland and Permian Delaware reporting units, industry and market considerations, and other relevant entity-specific events.

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2020	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2021
GCX	$435.2	$63.4	$(78.1)	$—	$0.5	$421.0
Little Missouri 4	104.7	10.9	(17.5)	—	—	98.1
T2 Eagle Ford	79.8	(57.0)	(1.0)	—	0.1	21.9
T2 LaSalle	39.6	(35.0)	(0.4)	—	—	4.2
GCF (1)	38.5	(8.6)	(1.1)	—	—	28.8
Cayenne	16.2	2.4	(6.1)	—	—	12.5
Total	$714.0	$(23.9)	$(104.2)	$—	$0.6	$586.5

	Balance at December 31, 2021	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2022
GCX	$421.0	$5.7	$(14.3)	$(412.4)	$—	$—
Little Missouri 4	98.1	5.5	(12.9)	—	—	90.7
GCF (1)	28.8	(3.2)	—	—	1.5	27.1
T2 Eagle Ford (2)	21.9	(0.6)	(0.8)	(20.5)	—	—
T2 LaSalle (2)	4.2	(0.3)	—	(3.9)	—	—
Cayenne	12.5	2.0	(1.0)	—	—	13.5
Total	$586.5	$9.1	$(29.0)	$(436.8)	$1.5	$131.3

	Balance at December 31, 2022	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2023
Little Missouri 4	$90.7	$7.7	$(11.3)	$—	$—	$87.1
GCF (1)	27.1	(4.1)	(2.0)	—	24.6	45.6
Cayenne	13.5	5.4	(5.3)	—	—	13.6
Total	$131.3	$9.0	$(18.6)	$—	$24.6	$146.3

(1)
In January 2021, the GCF facility was temporarily idled and Targa assumed operatorship in the first half of 2021. In January 2023, we reached an agreement with our partners to reactivate the GCF facility. The facility is expected to be operational in the second quarter of 2024.
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

Note 8 — Debt Obligations

	December 31, 2023	December 31, 2022
Current:
Partnership accounts receivable securitization facility, due August 2024 (1)	$575.0	$800.0
Finance lease liabilities	45.7	34.3
Current debt obligations	620.7	834.3

Long-term:
Term loan facility, variable rate, due July 2025	500.0	1,500.0
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	175.0	1,298.7
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	—
6.500% fixed rate, due March 2034	1,000.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	—
Unamortized discount	(29.5)	(8.4)
Senior unsecured notes issued by the Partnership: (3)
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	12,179.9	10,574.7
Debt issuance costs, net of amortization	(90.8)	(65.6)
Finance lease liabilities	244.1	193.0
Long-term debt	12,333.2	10,702.1
Total debt obligations	$12,953.9	$11,536.4
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$22.3	$33.2

(1)
As of December 31, 2023, the Partnership had $575.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $25.0 million of availability.
(2)
We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program. As of December 31, 2023, the TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $175.0 million borrowings outstanding, resulting in approximately $2.6 billion of available liquidity, after accounting for outstanding letters of credit.
(3)
As of February 2022, we guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2023:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	5.2% - 6.2%	5.9%
Securitization Facility	5.2% - 6.3%	5.8%
Term Loan Facility	5.8% - 6.8%	6.5%

Compliance with Debt Covenants

As of December 31, 2023, we were in compliance with the covenants contained in our various debt agreements.

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

Debt Obligations

Partnership’s Accounts Receivable Securitization Facility

In August 2023, the Partnership amended the Securitization Facility to decrease the size of the Securitization Facility from $800.0 million to $600.0 million and to extend the termination date of the Securitization Facility to August 29, 2024.

The Securitization Facility provides up to $600.0 million of borrowing capacity at SOFR rates plus a margin through August 29, 2024. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

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

The revolving credit facility bears interest at the Company’s option at: (a) the Base Rate, which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the TRGP Revolver) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.125% to 0.75%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that has been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which includes, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin ranging from 1.125% to 1.75%, dependent on the Company’s Debt Rating.

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

The TRGP Revolver restricts the Company’s ability to make dividends to stockholders if an event of default (as defined in the TRGP Revolver) exists or would result from such distribution. In addition, the TRGP Revolver contains various covenants that may limit, among other things, the Company’s ability to incur indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates.

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

TRGP’s Senior Unsecured Notes

All issues of our senior unsecured notes (the “TRGP Notes”) rank pari passu with our existing and future senior indebtedness, including debt issued under the TRGP Revolver, the Commercial Paper Program and the Term Loan Facility, and rank senior in right of payment to any of our future subordinated indebtedness. The TRGP Notes are unconditionally guaranteed by certain of our subsidiaries that guarantee the TRGP Revolver. Each guarantee ranks equally in right of payment with all of such guarantor’s existing and future unsecured senior debt and other unsecured guarantees of senior debt. The notes and the guarantees are effectively junior to any secured indebtedness of ours or any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the notes. Interest on all issues of TRGP Notes is payable semi-annually.

The indenture governing the TRGP Notes restricts (i) our ability and the ability of our subsidiaries to incur liens and (ii) TRGP’s ability to merge or consolidate with or sell, lease, convey, transfer or otherwise dispose of all or substantially all of its assets to another company. These covenants are subject to a number of important exceptions and qualifications.

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

Partnership’s Senior Unsecured Notes

All issues of the Partnership’s senior unsecured notes are pari passu with the Partnership’s existing and future senior indebtedness. They are senior in right of payment to any of the Partnership’s future subordinated indebtedness and are unconditionally guaranteed by the Partnership’s restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

The Partnership’s senior unsecured notes and associated indenture agreements restrict, among other things, (i) the Partnership’s ability and the ability of certain of its subsidiaries to incur liens and (ii) the Partnership’s ability to merge or consolidate with or sell, lease, convey, transfer or otherwise dispose of all or substantially all of its assets to another company. These covenants are subject to a number of important exceptions and qualifications.

The Partnership may redeem its senior unsecured notes, in whole or in part, at any time prior to their applicable maturity at a redemption price equal to the principal amount plus an applicable make-whole premium, plus accrued and unpaid interest and liquidation damages, if any, to the redemption date, as specified in the indenture of each series.

The Partnership may also redeem up to 35% of the aggregate principal amount of each series of its senior unsecured notes at the redemption dates and prices set forth in the indenture governing such series plus accrued and unpaid interest and liquidation damages, if any, to the redemption date with the net cash proceeds of one or more equity offerings, provided that: (i) at least 65% of the aggregate principal amount of each such notes (excluding notes held by the Partnership and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (ii) the redemption occurs within 180 days of the date of the closing of such equity offering.

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

Senior Unsecured Notes Issuances

In February 2021, the Partnership issued $1.0 billion aggregate principal amount of 4.000% Senior Notes due 2032 (the “February 2021 Offering”), resulting in net proceeds of approximately $991 million. The 4.000% Senior Notes due 2032 have substantially similar terms and covenants as the Partnership’s other series of senior notes. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “February Tender Offer”) and subsequent redemption for the Partnership’s 5.125% Senior Notes due 2025 (the “5.125% Notes”), with the remainder used for repayment of borrowings under the Partnership's senior secured revolving credit facility (the “Partnership Revolver”) and our previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”). See “Debt Repurchases and Extinguishments” for further details of the February Tender Offer.

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

In January 2023, we completed an underwritten public offering of (i) $900.0 million aggregate principal amount of our 6.125% Senior Notes due 2033 (the “6.125% Notes”) and (ii) $850.0 million aggregate principal amount of our 6.500% Senior Notes due 2053 (the “January 2023 6.500% Notes”), resulting in net proceeds of approximately $1.7 billion. The 6.125% Notes and the January 2023 6.500% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 6.125% Notes and the January 2023 6.500% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Fifth Supplemental Indenture, dated as of January 9, 2023, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining proceeds for general corporate purposes, including to reduce borrowings under the TRGP Revolver and the Commercial Paper Program.

In November 2023, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 6.150% Senior Notes due 2029 (the “2023 6.150% Notes”) and (ii) $1.0 billion aggregate principal amount of our 6.500% Senior Notes due 2034 (the “November 2023 6.500% Notes”), resulting in net proceeds of approximately $2.0 billion. The 2023 6.150% Notes and the November 2023 6.500% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 2023 6.150% Notes and the November 2023 6.500% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Seventh Supplemental Indenture, dated as of November 9, 2023, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds to repay $1.0 billion in borrowings under the Term Loan Facility and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

Debt Repurchases & Extinguishments

Concurrent with the February 2021 Offering, the Partnership commenced the February Tender Offer to redeem subject to certain terms and conditions, any and all of our outstanding 5.125% Notes. As a result of the February Tender Offer and the subsequent redemption of the 5.125% Notes, we recorded a loss due to debt extinguishment of $14.9 million comprised of $12.5 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

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

Concurrent with the 4.200% Notes and the 4.950% Notes offering, we commenced the March Tender Offer to redeem subject to certain terms and conditions, any and all of the Partnership’s outstanding 5.875% Notes. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs.

In November 2023, in connection with the 2023 6.150% Notes and November 2023 6.500% Notes, we repaid borrowings under the Term Loan Facility and the Commercial Paper Program. As a result of the repayment of borrowings under the Term Loan Facility, we recorded a loss of $2.1 million due to a write-off of debt issuance costs.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2023, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2024	2025	2026	2027	2028	Thereafter

TRGP Revolver and Commercial Paper Program	$175.0	$—	$—	$—	$175.0	$—	$—
TRGP Senior unsecured notes	6,500.0	—	—	—	750.0	—	5,750.0
Term Loan Facility	500.0	—	500.0	—	—	—	—
Partnership’s Senior unsecured notes	5,034.4	—	—	—	705.2	700.3	3,628.9
Securitization Facility	575.0	575.0	—	—	—	—	—
Total	$12,784.4	$575.0	$500.0	$—	$1,630.2	$700.3	$9,378.9

Note 9 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2023	December 31, 2022
Deferred revenue	$248.8	$198.8
Asset retirement obligations	103.0	97.9
Operating lease liabilities	56.5	28.6
Other liabilities	6.8	15.9
Total other long-term liabilities	$415.1	$341.2

Deferred Revenue

Deferred revenue as of December 31, 2023 and 2022 was $248.8 million and $198.8 million, respectively, which includes $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. The Splitter Agreement provides that the first three annual payments are ours if Vitol elects to terminate, which Vitol disputes. The timing of revenue recognition related to the Splitter Agreement deferred revenue is dependent on the outcome of current litigation with Vitol. See Note 18 - Contingencies for more information.

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

For the years ended December 31, 2023, 2022 and 2021, we recognized $17.4 million, $7.5 million and $3.9 million of revenue for these transactions, respectively.

The following table shows the components of deferred revenue:

	December 31, 2023	December 31, 2022
Splitter agreement	$129.0	$129.0
Gas contract amendment	29.8	32.3
Contributions in aid of construction (1)	86.4	31.7
Other	3.6	5.8
Total deferred revenue	$248.8	$198.8

(1)
Increase in contributions in aid of construction was due to additions of deferred revenue in West Texas and Badlands.

The following table shows the changes in deferred revenue:

	2023	2022
Balance at beginning of period	$198.8	$171.8
Additions	67.4	34.5
Revenue recognized	(17.4)	(7.5)
Balance at end of period	$248.8	$198.8

Asset Retirement Obligations

Our ARO primarily relate to certain gas gathering pipelines and processing facilities and NGL pipelines. The changes in our ARO are as follows:

	2023	2022
Beginning of period	$97.9	$72.1
Additions (1)	—	20.2
Accretion expense	5.9	4.8
Change in cash flow estimate	4.9	0.8
Retirements	(5.7)	—
End of period	$103.0	$97.9

(1)
Amount reflects additions of ARO in 2022 related to the Delaware Basin Acquisition.

Note 10 – Leases

We have non-cancellable operating leases primarily associated with our office facilities, compressors, rail assets, land, storage and terminal assets. We have finance leases primarily associated with our substations, compressors, tractors and vehicles. Our leases have remaining lease terms of 1 to 9 years, some of which include options to extend the lease term for up to 20 years.

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

		December 31,
	Balance Sheet Location	2023	2022
Right-of-use assets
Operating leases, gross	Other long-term assets	$101.1	$57.3
Finance leases, gross (1)	Property, plant and equipment	351.9	266.1

Lease liabilities
Current:
Operating leases	Accrued liabilities	$21.8	$14.4
Finance leases (1)	Current debt obligations	45.7	34.3
Non-current:
Operating leases	Other long-term liabilities	$56.5	$28.6
Finance leases (1)	Long-term debt	244.1	193.0

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

	Year Ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$18.3	$17.7	$12.2
Short-term lease cost	56.7	35.0	20.4
Variable lease cost	26.0	17.9	5.7
Finance lease cost
Amortization of right-of-use assets	48.2	20.3	13.3
Interest expense	14.0	3.5	1.1
Total lease cost	$163.2	$94.4	$52.7

Other supplemental information related to our leases are as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$21.4	$18.8	$14.1
Operating cash flows for finance leases	13.9	2.7	1.0
Financing cash flows for finance leases	42.9	19.7	12.5

The weighted-average remaining lease terms for operating leases and finance leases are 5 years and 6 years, respectively. The weighted-average discount rates for operating leases and finance leases are 5.0% and 5.0%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2023:

	Operating Leases	Finance Leases

2024	$25.5	$57.5
2025	16.8	56.5
2026	11.2	55.0
2027	10.3	48.9
2028	10.1	41.4
Thereafter	14.4	72.8
Total undiscounted cash flows	88.3	332.1
Less imputed interest	(10.0)	(42.3)
Total lease liabilities	$78.3	$289.8

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

Preferred Stock Dividends

During the year ended December 31, 2022, we paid $51.8 million of dividends to Series A Preferred Shareholders. During the year ended December 31, 2021 we paid $87.3 million of dividends at a rate of $23.75 per share each quarter to Series A Preferred shareholders attributable to accretion of the preferred discount resulting from the beneficial conversion feature accounting model. Such accretion was included in the book value of the Series A Preferred. After adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2021, we no longer recognize such accretion.

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

During 2023, 2022 and 2021, no shares of common stock were issued under either the May 2017 EDA or the September 2018 EDA. As a result, we have $382.1 million and $750.0 million remaining under the May 2017 EDA and September 2018 EDA, respectively, as of December 31, 2023.

Common Share Repurchase Program

In October 2020, our Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”) for the repurchase of up to $500.0 million of our outstanding common stock. In May 2023, our Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. During the second quarter of 2023, we exhausted the 2020 Share Repurchase Program. As of December 31, 2023, there was $770.1 million remaining under the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2023 Share Repurchase Program and may discontinue the program at any time.

For the year ended December 31, 2023, we repurchased 4,870,559 shares of our common stock at a weighted average price per share of $76.72 for a total net cost of $373.7 million. For the year ended December 31, 2022, we repurchased 3,412,354 shares of our common stock at a weighted average price per share of $65.87 for a total net cost of $224.8 million. For the year ended December 31, 2021, we repurchased 756,478 shares of our common stock at a weighted average price per share of $52.81 for a total net cost of $40.0 million.

Common Stock Dividends

In April 2023, we declared an increase to our common dividend to $0.50 per common share or $2.00 per common share annualized effective for the first quarter of 2023.

The following table details the dividends declared and/or paid by us to common shareholders for the years ended December 31, 2023, 2022 and 2021:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
2023
December 31, 2023	February 15, 2024	$112.8	$111.6	$1.2	$0.50000
September 30, 2023	November 15, 2023	113.0	111.5	1.5	0.50000
June 30, 2023	August 15, 2023	113.6	111.8	1.8	0.50000
March 31, 2023	May 15, 2023	114.7	113.0	1.7	0.50000

2022
December 31, 2022	February 15, 2023	$80.5	$79.3	$1.2	$0.35000
September 30, 2022	November 15, 2022	80.5	79.2	1.3	0.35000
June 30, 2022	August 15, 2022	80.7	79.3	1.4	0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000

2021
December 31, 2021	February 15, 2022	$81.4	$80.1	$1.3	$0.35000
September 30, 2021	November 15, 2021	23.3	22.9	0.4	0.10000
June 30, 2021	August 16, 2021	23.3	22.9	0.4	0.10000
March 31, 2021	May 14, 2021	23.3	22.9	0.4	0.10000

Note 13 — Earnings per Common Share

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$1,345.9	$1,195.5	$71.2
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	510.1	53.2	—
Less: Dividends on Series A Preferred Stock (2)	—	30.0	87.3
Less: Deemed dividends on Series A Preferred (3)	—	215.5	—
Net income (loss) attributable to common shareholders	835.8	896.8	(16.1)
Less: Participating share-based earnings (4)	7.6	—	—
Net income (loss) allocated to common shareholders for basic earnings per share	$828.2	$896.8	$(16.1)

Weighted average shares outstanding - basic	224.6	227.3	228.6
Dilutive effect of unvested stock awards (5)	1.4	3.8	—
Weighted average shares outstanding - diluted	226.0	231.1	228.6

Net income (loss) available per common share - basic	$3.69	$3.95	$(0.07)
Net income (loss) available per common share - diluted	$3.66	$3.88	$(0.07)

(1)
Represents premium paid on the Grand Prix Transaction, Carnero Acquisition and the DevCo JV Repurchase. See Note 4 – Acquisitions and Divestitures.
(2)
Includes $8.2 million attributable to the dividends paid upon the full redemption of Series A Preferred in 2022.
(3)
Includes $215.5 million attributable to the full redemption of Series A Preferred in 2022. See Note 11 – Preferred Stock for further discussion.
(4)
Represents the distributed and undistributed earnings of the Company attributable to the participating securities. The dilutive effect of the reallocation of participating securities to diluted net income attributable to common shareholders was immaterial.
(5)
For the year ended December 31, 2021, all unvested restricted stock awards and Series A Preferred were antidilutive because a net loss existed in the period.

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Year Ended December 31,
	2023	2022	2021
Unvested restricted stock awards	1.5	—	3.3
Series A Preferred (1)	—	14.9	44.3

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

At December 31, 2023, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	107,242	58,179	14,297	—
Natural Gas	Basis Swaps	MMBtu/d	478,374	256,658	122,500	35,000
NGL	Swaps	Bbl/d	31,893	21,354	5,589	—
NGL	Futures	Bbl/d	14,511	4,767	—	—
Condensate	Swaps	Bbl/d	4,531	3,447	1,092	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $32.2 million as of December 31, 2023. The range of losses attributable to our individual counterparties would be between $0.2 million and $21.6 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements. The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of December 31, 2023		Fair Value as of December 31, 2022
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$103.5	$(16.4)	$158.7	$(93.8)
	Long-term	29.0	(3.0)	24.2	(30.9)
Total derivatives designated as hedging instruments		$132.5	$(19.4)	$182.9	$(124.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$8.4	$(37.6)	$21.2	$(226.3)
	Long-term	4.3	(13.8)	0.3	(109.2)
Total derivatives not designated as hedging instruments		$12.7	$(51.4)	$21.5	$(335.5)
Total current position		$111.9	$(54.0)	$179.9	$(320.1)
Total long-term position		33.3	(16.8)	24.5	(140.1)
Total derivatives		$145.2	$(70.8)	$204.4	$(460.2)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2023	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$111.7	$(54.0)	$3.6	$69.2	$(7.9)
Counterparties without offsetting positions - assets	0.2	—	—	0.2	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	111.9	(54.0)	3.6	69.4	(7.9)
Long-Term Position
Counterparties with offsetting positions or collateral	31.7	(16.8)	(0.1)	17.0	(2.2)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	33.3	(16.8)	(0.1)	18.6	(2.2)
Total Derivatives
Counterparties with offsetting positions or collateral	143.4	(70.8)	3.5	86.2	(10.1)
Counterparties without offsetting positions - assets	1.8	—	—	1.8	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$145.2	$(70.8)	$3.5	$88.0	$(10.1)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2022	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$162.2	$(316.7)	$12.2	$27.2	$(169.5)
Counterparties without offsetting positions - assets	17.7	—	—	17.7	—
Counterparties without offsetting positions - liabilities	—	(3.4)	—	—	(3.4)
	179.9	(320.1)	12.2	44.9	(172.9)
Long-Term Position
Counterparties with offsetting positions or collateral	24.5	(137.4)	22.4	7.3	(97.8)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(2.7)	—	—	(2.7)
	24.5	(140.1)	22.4	7.3	(100.5)
Total Derivatives
Counterparties with offsetting positions or collateral	186.7	(454.1)	34.6	34.5	(267.3)
Counterparties without offsetting positions - assets	17.7	—	—	17.7	—
Counterparties without offsetting positions - liabilities	—	(6.1)	—	—	(6.1)
	$204.4	$(460.2)	$34.6	$52.2	$(273.4)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of December 31, 2023, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $9.9 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2023, we would not be required to post collateral to any counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $74.4 million as of December 31, 2023. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods indicated:

Derivatives in Cash Flow	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Hedging Relationships	2023	2022	2021
Commodity contracts	$193.4	$(5.6)	$(534.6)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain (Loss)	2023	2022	2021
Revenues	$153.4	$(373.0)	$(417.3)

Based on valuations as of December 31, 2023, we expect to reclassify commodity hedge related deferred gains of $103.4 million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2026, with $77.5 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the year ended December 31, 2023, the unrealized mark-to-market gains are primarily attributable to favorable movements in natural gas forward basis prices, as compared to our positions.

Derivatives Not Designated	Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Income on Derivatives
as Hedging Instruments	Income on Derivatives	2023	2022	2021
Commodity contracts	Revenue	$287.7	$(381.7)	$(73.3)

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Note 15 – Fair Value Measurements and Note 23 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at December 31, 2023, represent a net asset of $74.4 million, and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative contracts. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $42.8 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $192.0 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	December 31, 2023
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.6	$144.6	$—	$144.6	$—
Liabilities from commodity derivative contracts (1)	70.2	70.2	—	70.2
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	141.7	141.7	—	—	—
TRGP Revolver and Commercial Paper Program	175.0	175.0	—	175.0	—
TRGP Senior unsecured notes	6,470.5	6,598.7	—	6,598.7	—
Term Loan Facility	500.0	500.0	—	500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,945.1	—	4,945.1	—
Securitization Facility	575.0	575.0	—	575.0	—

	December 31, 2022
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$201.6	$201.6	$—	$201.6	$—
Liabilities from commodity derivative contracts (1)	457.4	457.4	—	457.4	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	219.0	219.0	—	—	—
TRGP Revolver and Commercial Paper Program	1,298.7	1,298.7	—	1,298.7	—
TRGP Senior unsecured notes	2,741.6	2,452.6	—	2,452.6	—
Term Loan Facility	1,500.0	1,500.0	—	1,500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,711.3	—	4,711.3	—
Securitization Facility	800.0	800.0	—	800.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing. As of December 31, 2023 and December 31, 2022, we had no derivative contracts categorized as Level 3.

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

Note 16 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes transactions with unconsolidated affiliates:

	GCF	T2 Joint Ventures (1)	Cayenne	GCX (2)	Little Missouri 4	Total
2023:
Revenues	$—	$—	$—	$—	$7.1	$7.1
Product purchases and fuel	—	—	(6.4)	—	—	(6.4)
Operating expenses	(4.4)	—	(0.3)	—	(2.0)	(6.7)
General and administrative expenses	—	—	—	—	(0.9)	(0.9)
2022:
Revenues	$—	$1.2	$—	$—	$8.5	$9.7
Product purchases and fuel	—	—	(4.7)	(25.0)	—	(29.7)
Operating expenses	(1.7)	(0.7)	(0.3)	—	(2.6)	(5.3)
General and administrative expenses	—	—	—	—	(0.9)	(0.9)
2021:
Revenues	$—	$4.4	$—	$—	$10.6	$15.0
Product purchases and fuel	—	—	(4.8)	(66.5)	—	(71.3)
Operating expenses	(1.1)	(2.3)	(0.2)	—	(2.5)	(6.1)
General and administrative expenses	—	—	—	—	(0.8)	(0.8)

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

Note 17 — Commitments

Future non-cancelable commitments related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter:

	In Aggregate	2024	2025	2026	2027	2028	Thereafter
Land sites and rights of way (1)	$297.4	$8.5	$8.6	$10.3	$11.7	$17.3	$241.0

(1)
Land site lease and rights of way provides for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above non-cancelable commitments were:

	2023	2022	2021
Land sites and rights of way	$9.0	$5.8	$5.9

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

On December 26, 2018, Vitol filed a lawsuit in the 80th District Court of Harris County (the “District Court”), Texas against Targa Channelview LLC, then a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleges that Targa Channelview breached the Splitter Agreement, which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement. In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleges Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol sought return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also seeks recovery of its attorneys’ fees and costs in the lawsuit.

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas which was denied on October 20, 2023, but we are seeking rehearing and the appeal remains pending. The cumulative amount of interest on the award through December 31, 2023, if accrued, would have been approximately $55.5 million.

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

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest. Both parties are appealing the judgment.

We are also a defendant in two other breach of contract cases related to force majeure events arising during the major winter storm in February 2021. We believe that the likelihood of a partial loss could be reasonably possible, and, while it is not possible to predict the ultimate outcome of these cases on an individual or consolidated basis, we estimate that the total range of potential loss resulting from all of these cases could be between $0 and $10.0 million in the aggregate. We intend to continue to vigorously defend these cases.

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

	2024	2025	2026 and after
Fixed consideration to be recognized as of December 31, 2023	$497.2	$419.8	$2,383.3

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For additional information on our revenue recognition policy, see Note 3 – Significant Accounting Policies, and for disclosures related to disaggregated revenue, see Note 23 – Segment Information.

Note 20 – Income Taxes

Components of the federal and state income tax provisions are as follows:

	2023	2022	2021
Current expense (benefit)	$13.6	$6.7	$2.7
Deferred expense (benefit)	349.6	125.1	12.1
Total income tax expense (benefit)	$363.2	$131.8	$14.8

Our deferred income tax assets and liabilities as of December 31, 2023 and 2022 consist of recognition differences related to certain types of costs as follows:

	2023	2022
Deferred tax assets:
Net operating loss	$1,282.9	$1,568.5
Disallowed business interest expense carryforward	79.3	10.3
Deferred tax assets before valuation allowance	1,362.2	1,578.8
Valuation allowance	(7.1)	(36.9)
Deferred tax assets	1,355.1	1,541.9
Deferred tax liabilities:
Investments (1)	(1,867.9)	(1,842.0)
Property, plant, and equipment	(3.0)	(4.2)
Other	(20.0)	(23.4)
Deferred tax liabilities	(1,890.9)	(1,869.6)
Net deferred tax asset (liability)	$(535.8)	$(327.7)

Net deferred tax asset (liability)
Federal	$(507.0)	$(290.5)
State	(28.8)	(37.2)
Long-term deferred tax liability, net	$(535.8)	$(327.7)

(1)
Our deferred tax liability attributable to investments reflects the differences between the book and tax carrying values of our investment in the Partnership.

We are subject to tax in the U.S. and various state jurisdictions and we are subject to periodic audits and reviews by taxing authorities. As of December 31, 2023, IRS examinations are currently in process for the 2019, 2020 and 2021 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We are not aware of any potential audit findings that would give rise to adjustments to taxable income and do not anticipate material changes related to these audits.

Federal statutes of limitations for returns filed in 2020 (for calendar year 2019) have expired, except for the 2019 returns under examination that have a statute extension to April 2025. For Texas, the statute of limitations has expired for 2019 returns (for calendar year 2018). Similarly, the statute of limitations expired on substantially all 2019 state income tax returns that were filed prior to October 15, 2020. However, tax authorities could review and adjust carryover attributes (e.g., NOLs) generated in a closed tax year if utilized in an open tax year.

During the preparation of the Company’s 2021 consolidated financial statements, the Company identified errors related to its 2020 state tax provision. The Company does not believe these errors are material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted the historical financial statements. In 2021, the Company recorded an additional $23.3 million of income tax expense in the Consolidated Statements of Operations and corresponding increase to its deferred tax liabilities in the Consolidated Balance Sheets.

As of December 31, 2023, we have total U.S. federal NOL carryforwards of $5.5 billion, $857.4 million of which will expire in 2037. The remaining $4.7 billion NOL will not expire, but is limited to offsetting 80% of taxable income per year. As of December 31, 2023, our tax effected valuation allowance was $7.1 million, a decrease of $29.8 million from December 31, 2022. Of this valuation allowance, $6.4 million is federal and the remaining $0.7 million is state.

Set forth below is the reconciliation between our Income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision in our Consolidated Statements of Operations for the periods indicated:

Income tax reconciliation:	2023	2022	2021
Income (loss) before income taxes	$1,942.5	$1,663.2	$436.9
Less: Net income attributable to noncontrolling interest	(233.4)	(335.9)	(350.9)
Income attributable to Targa Resources Corp. before income taxes	1,709.1	1,327.3	86.0
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes	358.9	278.7	18.1
Valuation allowance	(29.8)	(177.5)	(46.2)
State income taxes, net of federal tax benefit	37.8	33.6	(5.4)
State tax provision error correction	—	—	23.3
Return-to-provision	(5.7)	(0.6)	(1.3)
Change in income tax rate	11.5	(1.7)	21.0
Permanent adjustments	6.2	5.6	4.1
Stock compensation shortfall/(windfall)	(15.8)	(6.3)	1.4
Other, net	0.1	—	(0.2)
Income tax provision (benefit)	$363.2	$131.8	$14.8

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

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the CAMT which may be relied upon until final regulations are released. Based on our interpretation of the IRA, the CAMT and related guidance and several operational, economic, accounting and regulatory assumptions, we do not anticipate qualifying as an “applicable corporation” in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and the CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Note 21 - Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
Cash:
Interest paid, net of capitalized interest (1)	$618.6	$401.3	$356.0
Income taxes (received) paid, net	8.5	1.6	1.3
Non-cash investing activities:
Change in deadstock commodity inventory	$(13.7)	$(3.8)	$(15.0)
Impact of capital expenditure accruals on property, plant and equipment, net	58.2	60.1	53.0
Transfers from materials and supplies inventory to property, plant and equipment	—	—	2.4
Change in ARO liability and property, plant and equipment due to revised cash flow estimate and additions	4.9	0.8	(0.2)
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$8.9	$(26.1)	$(50.9)
Reduction of owner's equity related to accrued dividends on unvested equity awards under share compensation arrangements	3.9	7.1	3.1
Non-cash distributions to noncontrolling interests (2)	—	64.2	—
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$53.1	$9.7	$20.1
Finance lease (3)	104.8	220.7	24.7

(1)
Interest capitalized on major projects was $41.1 million, $16.3 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021.
(2)
Represents the transfer of an undivided interest in certain gas gathering and processing facilities to a joint owner upon Targa’s recovery of a specified payout amount for our initial full funding of the facilities.
(3)
The December 31, 2022 amount includes $171.2 million related to compressor leases from the Delaware Basin Acquisition that were subsequently amended and extended.

Note 22 – Compensation Plans

2010 Targa Resources Corp. Stock Incentive Plan

In December 2010, we adopted the Targa Resources Corp. 2010 Stock Incentive Plan (the “2010 TRGP Plan”) for employees, consultants and non-employee directors of the Company. In May 2017, the 2010 TRGP Plan was amended and restated. In August 2023, the 2010 TRGP Plan was amended and restated for a second time. Total authorized shares of common stock under the plan is 15,000,000, comprised of 5,000,000 shares originally available and an additional 10,000,000 shares that became available in May 2017. The 2010 TRGP Plan allows for the grant of (i) incentive stock options qualified as such under U.S. federal income tax laws (“Incentive Options”), (ii) stock options that do not qualify as Incentive Options (“Non-statutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights granted in conjunction with Options or Phantom Stock Awards, (iv) restricted stock awards, (v) phantom stock awards, (vi) bonus stock awards, (vii) performance unit awards, or (viii) any combination of such awards.

Unless otherwise specified, the compensation costs for the awards listed below were recognized as expenses over related vesting periods based on the grant-date fair values, reduced by forfeitures incurred.

Restricted Stock Awards - Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. Upon issuance, the restricted stock awards will be included in the outstanding shares of our common stock. The Compensation Committee of the Targa board of directors (the “Compensation Committee”) awarded our common stock to our outside directors. In 2023, 2022 and 2021, we issued 23,518, 31,117 and 67,591 shares of director grants with weighted average grant-date fair values of $74.13, $56.32 and $30.33, respectively.

Restricted Stock Units Awards – RSUs are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods generally vary from one to six years. In March 2023, the Compensation Committee amended the Restricted Stock Units Grant Agreements that govern the RSUs that vest no later than three years following the RSUs’ grant date. The amendment resulted in quarterly cash dividend payments to RSU holders beginning with the common stock dividend paid in May 2023. In 2023, 2022 and 2021, we issued 587,326, 943,352 and 848,630 shares of RSUs with weighted average grant-date fair values of $78.69, $63.87 and $37.94.

Restricted Stock Units in Lieu of Bonus – In 2020 and 2019, we granted 81,336 and 95,687 shares of RSUs in lieu of cash bonuses for certain of our executives at the weighted average grant-date fair value of $41.39 and $42.83. The 2020 and 2019 grants vested in 2021 and 2022, respectively.

The following table summarizes the restricted stock and RSUs under the 2010 TRGP Plan in shares and in dollars for the year indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	3,228,418	$42.60
Granted	610,844	78.52
Forfeited	(95,643)	61.92
Vested	(1,435,823)	32.05
Outstanding at December 31, 2023	2,307,796	57.84

Performance Share Units

During 2023, 2022 and 2021, we granted 140,020, 173,011 and 319,320 performance share units (“PSUs”) to executive management for the 2023, 2022 and 2021 compensation cycle that will vest/have vested in January 2026, January 2025 and January 2024. The PSUs granted under the 2010 TRGP Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. For the PSUs granted in 2021, 2022 and 2023, the TSR performance factor is determined by the Compensation Committee based on relative TSR over a cumulative three-year performance period. The Compensation Committee determines a guideline performance percentage for the performance period and the percentage may then be decreased or increased by the Compensation Committee at its discretion. The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock. The value of dividend equivalent rights will be paid in cash when the awards vest.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 38%, 80% and 80% for PSUs granted in 2023, 2022 and 2021.

The following table summarizes the PSUs under the 2010 TRGP Plan in shares and in dollars for the years indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	769,917	$72.81
Granted	140,020	128.71
Forfeited	(22,272)	117.52
Vested	(291,365)	69.70
Outstanding at December 31, 2023	596,300	85.78

Stock Compensation Expenses

Stock compensation expense under our plans totaled $62.4 million, $57.5 million and $59.2 million for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, we have $87.5 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting periods of 2.3 years related to our various compensation plans.

The fair values of share-based awards vested in 2023, 2022 and 2021 were $96.8 million, $93.0 million and $73.8 million. Cash dividends paid for the vested awards were $8.3 million, $9.6 million and $8.7 million for 2023, 2022 and 2021.

In relation to our equity compensation plans, we recognized $17.0 million and $6.7 million in windfall tax benefits for the years ended December 31, 2023 and 2022, respectively. We recognized $1.6 million of tax deficiencies for the year ended December 31, 2021.

Subsequent Events

In January 2024, the Compensation Committee made the following awards under the 2010 TRGP Plan.

•
20,414 shares of restricted stock to our outside directors that will vest in January 2025.
•
128,316 shares of RSUs to executive management for the 2024 compensation cycle that will vest in January 2027.
•
128,316 shares of PSUs to executive management for the 2024 compensation cycle that will vest in January 2027.

In January 2024, 23,518 shares of director grants vested with no shares withheld to satisfy tax withholding obligations.

In January 2024, 320,549 shares of RSUs vested with 127,443 shares withheld to satisfy tax withholding obligations.

In January 2024, 765,478 shares of 2021 PSUs vested with 296,600 shares withheld to satisfy tax withholding obligations.

Targa 401(k) Plan

We have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). We also contribute an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. We made contributions to the 401(k) plan totaling $32.3 million, $26.6 million and $21.8 million during 2023, 2022 and 2021.

Note 23 — Segment Information

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

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2023
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,076.1	$12,610.5	$275.5	$—	$13,962.1
Fees from midstream services	1,366.5	731.7	—	—	2,098.2
	2,442.6	13,342.2	275.5	—	16,060.3
Intersegment revenues
Sales of commodities	4,786.3	267.9	—	(5,054.2)	—
Fees from midstream services	2.6	45.7	—	(48.3)	—
	4,788.9	313.6	—	(5,102.5)	—
Revenues	$7,231.5	$13,655.8	$275.5	$(5,102.5)	$16,060.3
Operating margin (1)	$2,082.2	$1,948.7	$275.5
Other financial information:
Total assets (2)	$12,685.2	$7,777.8	$4.2	$204.6	$20,671.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$1,514.7	$910.0	$—	$18.9	$2,443.6

	Year Ended December 31, 2022
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$919.7	$18,448.7	$(302.4)	$—	$19,066.0
Fees from midstream services	1,157.3	706.5	—	—	1,863.8
	2,077.0	19,155.2	(302.4)	—	20,929.8
Intersegment revenues
Sales of commodities	9,169.4	541.7	—	(9,711.1)	—
Fees from midstream services	0.6	45.2	—	(45.8)	—
	9,170.0	586.9	—	(9,756.9)	—
Revenues	$11,247.0	$19,742.1	$(302.4)	$(9,756.9)	$20,929.8
Operating margin (1)	$1,981.0	$1,456.3	$(302.4)
Other financial information:
Total assets (2)	$12,133.6	$7,175.7	$—	$250.7	$19,560.0
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$918.1	$453.0	$—	$23.3	$1,394.4

	Year Ended December 31, 2021
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$606.8	$15,111.6	$(115.9)	$—	$15,602.5
Fees from midstream services	747.3	600.0	—	—	1,347.3
	1,354.1	15,711.6	(115.9)	—	16,949.8
Intersegment revenues
Sales of commodities	6,067.9	409.5	—	(6,477.4)	—
Fees from midstream services	3.5	38.6	—	(42.1)	—
	6,071.4	448.1	—	(6,519.5)	—
Revenues	$7,425.5	$16,159.7	$(115.9)	$(6,519.5)	$16,949.8
Operating margin (1)	$1,325.3	$1,264.3	$(115.9)
Other financial information:
Total assets (2)	$7,998.1	$7,041.9	$14.0	$154.2	$15,208.2
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$471.7	$78.1	$—	$10.7	$560.5

(1)
Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$2,421.3	$5,470.2	$3,523.9
NGL	10,580.2	13,785.2	12,210.8
Condensate and crude oil	519.5	565.3	358.4
	13,521.0	19,820.7	16,093.1
Non-customer revenue:
Derivative activities - Hedge	153.4	(373.0)	(417.3)
Derivative activities - Non-hedge (1)	287.7	(381.7)	(73.3)
	441.1	(754.7)	(490.6)
Total sales of commodities	13,962.1	19,066.0	15,602.5

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	1,342.8	1,137.2	730.3
NGL transportation, fractionation and services	261.1	285.1	190.6
Storage, terminaling and export	440.7	372.2	379.7
Other	53.6	69.3	46.7
Total fees from midstream services	2,098.2	1,863.8	1,347.3

Total revenues	$16,060.3	$20,929.8	$16,949.8

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$2,082.2	$1,981.0	$1,325.3
Logistics and Transportation operating margin	1,948.7	1,456.3	1,264.3
Other operating margin	275.5	(302.4)	(115.9)
Depreciation and amortization expense	(1,329.6)	(1,096.0)	(870.6)
General and administrative expense	(348.7)	(309.7)	(273.2)
Other operating income (expense)	(1.5)	(0.2)	(12.4)
Impairment of long-lived assets	—	—	(452.3)
Interest expense, net	(687.8)	(446.1)	(387.9)
Equity earnings (loss)	9.0	9.1	(23.9)
Gain (loss) from financing activities	(2.1)	(49.6)	(16.6)
Gain (loss) from sale of equity method investment	—	435.9	—
Other, net	(3.2)	(15.1)	0.1
Income (loss) before income taxes	$1,942.5	$1,663.2	$436.9