Form 10-Q
period 2024-03-31
Targa Resources Corp.
filed 2024-05-02
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, there were 221,716,505 shares of the registrant’s common stock, $0.001 par value, outstanding.

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
•
changes in laws and regulations, particularly with regard to taxes, safety and the protection of the environment; and
•
the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$109.9	$141.7
Trade receivables, net of allowances of $2.5 million and $2.5 million at March 31, 2024 and December 31, 2023	1,483.7	1,471.0
Inventories	224.5	371.5
Assets from risk management activities	72.6	111.9
Other current assets	82.3	98.5
Total current assets	1,973.0	2,194.6
Property, plant and equipment, net	16,282.8	15,806.4
Intangible assets, net	2,257.3	2,350.6
Long-term assets from risk management activities	17.1	33.3
Investments in unconsolidated affiliates	152.2	146.3
Other long-term assets	163.7	140.6
Total assets	$20,846.1	$20,671.8

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,709.5	$1,574.9
Accrued liabilities	295.9	281.7
Interest payable	186.2	229.6
Liabilities from risk management activities	76.8	54.0
Current debt obligations	546.1	620.7
Total current liabilities	2,814.5	2,760.9
Long-term debt	12,509.9	12,333.2
Long-term liabilities from risk management activities	39.8	16.8
Deferred income taxes, net	600.2	535.8
Other long-term liabilities	304.1	415.1
Contingencies (see Note 12)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common stock ($0.001 par value, 450,000,000 shares authorized as of March 31, 2024 and December 31, 2023)	0.2	0.2
Issued Outstanding
March 31, 2024 241,259,940 222,150,320
December 31, 2023 240,095,699 222,611,259
Additional paid-in capital	3,073.4	3,058.8
Retained earnings (deficit)	654.1	492.0
Accumulated other comprehensive income (loss)	33.9	85.6
Treasury stock, at cost (19,109,620 shares as of March 31, 2024 and 17,484,440 shares as of December 31, 2023)	(1,057.7)	(896.9)
Total Targa Resources Corp. stockholders’ equity	2,703.9	2,739.7
Noncontrolling interests	1,873.7	1,870.3
Total owners’ equity	4,577.6	4,610.0
Total liabilities and owners’ equity	$20,846.1	$20,671.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,953.0	$4,025.0
Fees from midstream services	609.4	495.5
Total revenues	4,562.4	4,520.5
Costs and expenses:
Product purchases and fuel	3,218.0	3,019.0
Operating expenses	278.0	258.2
Depreciation and amortization expense	340.5	324.8
General and administrative expense	86.5	82.4
Other operating (income) expense	—	(0.6)
Income (loss) from operations	639.4	836.7
Other income (expense):
Interest expense, net	(228.6)	(168.0)
Equity earnings (loss)	2.8	(0.2)
Other, net	1.7	(3.0)
Income (loss) before income taxes	415.3	665.5
Income tax (expense) benefit	(82.7)	(110.3)
Net income (loss)	332.6	555.2
Less: Net income (loss) attributable to noncontrolling interests	57.4	58.2
Net income (loss) attributable to Targa Resources Corp.	275.2	497.0
Premium on repurchase of noncontrolling interests, net of tax	—	490.7
Net income (loss) attributable to common shareholders	$275.2	$6.3

Net income (loss) per common share - basic	$1.23	$0.03
Net income (loss) per common share - diluted	$1.22	$0.03
Weighted average shares outstanding - basic	222.8	226.4
Weighted average shares outstanding - diluted	223.7	229.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024			2023
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$332.6			$555.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(70.3)	$16.1	(54.2)	$83.9	$(18.6)	65.3
Settlements reclassified to revenues	3.2	(0.7)	2.5	(45.2)	10.0	(35.2)
Other comprehensive income (loss)	(67.1)	15.4	(51.7)	38.7	(8.6)	30.1
Comprehensive income (loss)			280.9			585.3
Less: Comprehensive income (loss) attributable to noncontrolling interests			57.4			58.2
Comprehensive income (loss) attributable to Targa Resources Corp.			$223.5			$527.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0
Compensation on equity grants	—	—	14.6	—	—	—	—	—	14.6
Dividend equivalent rights	—	—	—	(0.7)	—	—	—	—	(0.7)
Shares issued under compensation program	1,165	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(440)	—	—	—	—	440	(36.5)	—	(36.5)
Repurchases of common stock	(1,186)	—	—	—	—	1,186	(123.7)	—	(123.7)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.6)	—	(0.6)
Common stock dividends
Dividends - $0.50 per share	—	—	—	(112.4)	—	—	—	—	(112.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55.8)	(55.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.8	1.8
Other comprehensive income (loss)	—	—	—	—	(51.7)	—	—	—	(51.7)
Net income (loss)	—	—	—	275.2	—	—	—	57.4	332.6
Balance, March 31, 2024	222,150	$0.2	$3,073.4	$654.1	$33.9	19,110	$(1,057.7)	$1,873.7	$4,577.6

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2
Compensation on equity grants	—	—	15.0	—	—	—	—	—	15.0
Dividend equivalent rights	—	—	(1.3)	—	—	—	—	—	(1.3)
Shares issued under compensation program	1,267	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(449)	—	—	—	—	449	(33.8)	—	(33.8)
Repurchases of common stock	(724)	—	—	—	—	724	(52.0)	—	(52.0)
Common stock dividends
Dividends - $0.35 per share	—	—	—	(79.3)	—	—	—	—	(79.3)
Dividends in excess of retained earnings	—	—	(79.3)	79.3	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56.1)	(56.1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	0.2	0.2
Repurchase of noncontrolling interests, net of tax	—	—	(490.7)	—	—	—	—	(457.3)	(948.0)
Other comprehensive income (loss)	—	—	—	—	30.1	—	—	—	30.1
Net income (loss)	—	—	—	497.0	—	—	—	58.2	555.2
Balance, March 31, 2023	226,136	$0.2	$3,146.0	$(129.8)	$84.8	13,070	$(550.5)	$1,861.5	$4,412.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$332.6	$555.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	3.7	3.2
Compensation on equity grants	14.6	15.0
Depreciation and amortization expense	340.5	324.8
(Gain) loss on sale or disposition of assets	(1.1)	(1.5)
Write-downs of assets	1.0	0.9
Accretion of asset retirement obligations	1.6	1.6
Deferred income tax expense (benefit)	79.8	106.0
Equity (earnings) loss of unconsolidated affiliates	(2.8)	0.2
Distributions of earnings received from unconsolidated affiliates	5.6	1.4
Risk management activities	22.0	(175.7)
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	39.8	440.8
Inventories	147.0	237.5
Accounts payable, accrued liabilities and other liabilities	(64.5)	(292.7)
Interest payable	(43.4)	(46.9)
Net cash provided by operating activities	876.4	1,169.8
Cash flows from investing activities
Outlays for property, plant and equipment	(669.8)	(475.7)
Proceeds from sale of assets	0.9	0.2
Investments in unconsolidated affiliates	(9.4)	(6.2)
Return of capital from unconsolidated affiliates	0.7	1.2
Other, net	(0.3)	(0.3)
Net cash provided by (used in) investing activities	(677.9)	(480.8)
Cash flows from financing activities
Debt obligations:
Repayments of credit facilities	—	(290.0)
Proceeds from borrowings of commercial paper notes	14,025.0	14,526.8
Repayments of commercial paper notes	(13,840.0)	(15,230.5)
Proceeds from borrowings under accounts receivable securitization facility	25.0	—
Repayments of accounts receivable securitization facility	(100.0)	(96.0)
Proceeds from issuance of senior notes	—	1,717.1
Principal payments of finance leases	(10.8)	(9.4)
Costs incurred in connection with financing arrangements	—	(4.1)
Repurchase of shares	(160.2)	(85.8)
Contributions from noncontrolling interests	1.8	0.2
Distributions to noncontrolling interests	(53.2)	(47.3)
Repurchase of noncontrolling interests	(1.3)	(1,091.9)
Dividends paid to common shareholders	(116.6)	(85.3)
Net cash provided by (used in) financing activities	(230.3)	(696.2)
Net change in cash and cash equivalents	(31.8)	(7.2)
Cash and cash equivalents, beginning of period	141.7	219.0
Cash and cash equivalents, end of period	$109.9	$211.8

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2024.

Recently issued accounting pronouncements not yet adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, the amendments require annual disclosure of the title and position of the CODM and how that individual uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources.

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

Note 4 — Acquisitions

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

Note 5 — Property, Plant and Equipment and Intangible Assets

	March 31, 2024	December 31, 2023	Estimated Useful Lives (In Years)
Gathering systems	$10,961.3	$10,858.3	5 to 20
Processing and fractionation facilities	8,346.6	8,285.5	5 to 25
Terminaling and storage facilities	1,408.3	1,403.9	5 to 25
Transportation assets	3,366.0	3,294.0	10 to 50
Other property, plant and equipment	440.4	430.5	3 to 50
Land	184.7	185.0	—
Construction in progress	1,928.5	1,456.1	—
Finance lease right-of-use assets	348.1	351.9	5 to 14
Property, plant and equipment	26,983.9	26,265.2
Accumulated depreciation, amortization and impairment	(10,701.1)	(10,458.8)
Property, plant and equipment, net	$16,282.8	$15,806.4

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,120.7)	(2,027.4)
Intangible assets, net	$2,257.3	$2,350.6

During the three months ended March 31, 2024 and 2023, depreciation expense was $247.2 million and $228.8 million, respectively.

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

During the three months ended March 31, 2024 and 2023, amortization expense was $93.3 million and $96.0 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $373.2 million, $326.0 million, $279.8 million, $252.2 million and $234.0 million for each of the years 2024 through 2028, respectively.

Note 6 — Debt Obligations

	March 31, 2024	December 31, 2023
Current:
Partnership accounts receivable securitization facility, due August 2024 (1)	$500.0	$575.0
Finance lease liabilities	46.1	45.7
Current debt obligations	546.1	620.7

Long-term:
Term loan facility, variable rate, due July 2025	500.0	500.0
TRGP senior revolving credit facility, variable rate, due February 2027 (2)	360.0	175.0
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
Unamortized discount	(29.7)	(29.5)
Senior unsecured notes issued by the Partnership: (3)
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	12,364.7	12,179.9
Debt issuance costs, net of amortization	(87.8)	(90.8)
Finance lease liabilities	233.0	244.1
Long-term debt	12,509.9	12,333.2
Total debt obligations	$13,056.0	$12,953.9
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$32.5	$22.3

(1)
As of March 31, 2024, the Partnership had $500.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $100.0 million of availability.
(2)
We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under our $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”) equal to the aggregate amount outstanding under the Commercial Paper Program. As of March 31, 2024, the TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $360.0 million borrowings outstanding, resulting in approximately $2.4 billion of available liquidity, after accounting for outstanding letters of credit.
(3)
We guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2024:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	5.9% - 6.2%	6.0%
Securitization Facility	6.3% - 6.4%	6.3%
Term Loan Facility	6.7% - 6.8%	6.8%

Compliance with Debt Covenants

As of March 31, 2024, we were in compliance with the covenants contained in our various debt agreements.

Note 7 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
Deferred revenue	$119.1	$248.8
Asset retirement obligations	104.6	103.0
Operating lease liabilities	76.6	56.5
Other liabilities	3.8	6.8
Total other long-term liabilities	$304.1	$415.1

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met.

Deferred revenue as of March 31, 2024 and December 31, 2023, was $119.1 million and $248.8 million, respectively. Deferred revenue as of December 31, 2023 included $129.0 million of payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. As a result of a legal ruling in April 2024, the $129.0 million payments from Vitol were reclassified to Accrued liabilities on our Consolidated Balance Sheets as of March 31, 2024. See Note 12 – Contingencies for further details.

Deferred revenue includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. Deferred revenue also includes contributions in aid of construction received from customers for which revenue is recognized over the expected contract term.

The following table shows the components of deferred revenue:

	March 31, 2024	December 31, 2023
Contributions in aid of construction	$86.9	$86.4
Gas contract amendment	29.2	29.8
Splitter agreement	—	129.0
Other	3.0	3.6
Total deferred revenue	$119.1	$248.8

The following table shows the changes in deferred revenue:

Balance at December 31, 2023	$248.8
Additions	3.6
Reclassification to accrued liabilities	(129.0)
Revenue recognized	(4.3)
Balance at March 31, 2024	$119.1

Note 8 — Common Stock and Related Matters

Common Share Repurchase Program

In October 2020, our Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”) for the repurchase of up to $500.0 million of our outstanding common stock. During the second quarter of 2023, we exhausted the 2020 Share Repurchase Program.

In May 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. For the three months ended March 31, 2024, we repurchased 1,186,444 shares of our common stock at a weighted average per share price of $104.26 for a total net cost of $123.7 million. For the three months ended March 31, 2023, we repurchased 724,140 shares of our common stock at a weighted average per share price of $71.82 for a total net cost of $52.0 million.

As of March 31, 2024, there was $646.4 million remaining under the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2023 Share Repurchase Program and may discontinue the program at any time.

Common Stock Dividends

In April 2024, we declared an increase to our common dividend to $0.75 per common share, or $3.00 per common share annualized effective for the first quarter of 2024.

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2024:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

March 31, 2024	May 15, 2024	$168.1	$166.3	$1.8	$0.75000
December 31, 2023	February 15, 2024	112.8	111.6	1.2	0.50000

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$275.2	$497.0
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	490.7
Net income (loss) attributable to common shareholders	275.2	6.3
Less: Participating share-based earnings (2)	2.2	—
Net income (loss) allocated to common shareholders for basic earnings per share	$273.0	$6.3

Weighted average shares outstanding - basic	222.8	226.4
Dilutive effect of unvested stock awards	0.9	2.9
Weighted average shares outstanding - diluted	223.7	229.3

Net income (loss) available per common share - basic	$1.23	$0.03
Net income (loss) available per common share - diluted	$1.22	$0.03

(1)
Represents premium paid on the Grand Prix Transaction. See Note 4 – Acquisitions.
(2)
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

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock awards	1.1	0.1

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

At March 31, 2024, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2024	2025	2026	2027
Natural Gas	Swaps	MMBtu/d	100,136	63,156	29,623	—
Natural Gas	Basis Swaps	MMBtu/d	437,909	257,082	152,500	65,000
NGL	Swaps	Bbl/d	29,563	21,354	8,768	—
NGL	Futures	Bbl/d	8,585	4,682	—	—
Condensate	Swaps	Bbl/d	4,442	3,447	1,881	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $35.2 million as of March 31, 2024. The range of losses attributable to our individual counterparties would be between $0.1 million and $7.3 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of March 31, 2024		Fair Value as of December 31, 2023
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$67.1	$(36.8)	$103.5	$(16.4)
	Long-term	16.4	(12.9)	29.0	(3.0)
Total derivatives designated as hedging instruments		$83.5	$(49.7)	$132.5	$(19.4)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$5.5	$(40.0)	$8.4	$(37.6)
	Long-term	0.7	(26.9)	4.3	(13.8)
Total derivatives not designated as hedging instruments		$6.2	$(66.9)	$12.7	$(51.4)
Total current position		$72.6	$(76.8)	$111.9	$(54.0)
Total long-term position		17.1	(39.8)	33.3	(16.8)
Total derivatives		$89.7	$(116.6)	$145.2	$(70.8)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
March 31, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$72.6	$(70.4)	$11.5	$25.6	$(11.9)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(6.4)	—	—	(6.4)
	72.6	(76.8)	11.5	25.6	(18.3)
Long-Term Position
Counterparties with offsetting positions or collateral	17.1	(36.1)	5.2	3.1	(16.9)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(3.7)	—	—	(3.7)
	17.1	(39.8)	5.2	3.1	(20.6)
Total Derivatives
Counterparties with offsetting positions or collateral	89.7	(106.5)	16.7	28.7	(28.8)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(10.1)	—	—	(10.1)
	$89.7	$(116.6)	$16.7	$28.7	$(38.9)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2023	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$111.7	$(54.0)	$3.6	$69.2	$(7.9)
Counterparties without offsetting positions - assets	0.2	—	—	0.2	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	111.9	(54.0)	3.6	69.4	(7.9)
Long-Term Position
Counterparties with offsetting positions or collateral	31.7	(16.8)	(0.1)	17.0	(2.2)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	33.3	(16.8)	(0.1)	18.6	(2.2)
Total Derivatives
Counterparties with offsetting positions or collateral	143.4	(70.8)	3.5	86.2	(10.1)
Counterparties without offsetting positions - assets	1.8	—	—	1.8	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$145.2	$(70.8)	$3.5	$88.0	$(10.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of March 31, 2024, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $31.1 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services LLC, as defined in our ISDAs, we estimate that as of March 31, 2024, we would not be required to post collateral to any counterparties per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $26.9 million as of March 31, 2024. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2024	2023
Commodity contracts	$(70.3)	$83.9

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2024	2023
Revenues	$(3.2)	$45.2

Based on valuations as of March 31, 2024, we expect to reclassify commodity hedge-related deferred gains of $36.4 million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2026, with $32.8 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended March 31, 2024, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2024	2023
Commodity contracts	Revenue	$(31.9)	$178.0

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

Fair Value of Derivative Financial Instruments

Our derivative instruments consist of financially settled commodity swaps, futures, option contracts and fixed-price forward commodity contracts with certain counterparties. We determine the fair value of our derivative instruments using present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. We have consistently applied these valuation techniques in all periods presented and we believe we have obtained the most accurate information available for the types of derivative instruments we hold.

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at March 31, 2024, represent a net liability position of $26.9 million, and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $137.9 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $84.2 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value, and (ii) supplemental fair value disclosures for other financial instruments:

	March 31, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$86.6	$86.6	$—	$86.6	$—
Liabilities from commodity derivative contracts (1)	113.5	113.5	—	113.5	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	109.9	109.9	—	—	—
TRGP Revolver and Commercial Paper Program	360.0	360.0	—	360.0	—
TRGP Senior unsecured notes	6,470.3	6,555.0	—	6,555.0	—
Term Loan Facility	500.0	500.0	—	500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,907.3	—	4,907.3	—
Securitization Facility	500.0	500.0	—	500.0	—

	December 31, 2023
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.6	$144.6	$—	$144.6	$—
Liabilities from commodity derivative contracts (1)	70.2	70.2	—	70.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	141.7	141.7	—	—	—
TRGP Revolver and Commercial Paper Program	175.0	175.0	—	175.0	—
TRGP Senior unsecured notes	6,470.5	6,598.7	—	6,598.7	—
Term Loan Facility	500.0	500.0	—	500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,945.1	—	4,945.1	—
Securitization Facility	575.0	575.0	—	575.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing. As of March 31, 2024 and December 31, 2023, we had no derivative contracts categorized as Level 3.

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

On December 26, 2018, Vitol filed a lawsuit in the 80th District Court of Harris County (the “District Court”), Texas against Targa Channelview LLC, then a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleged that Targa Channelview breached the Splitter Agreement, which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement. In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleged Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol sought return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also sought recovery of its attorneys’ fees and costs in the lawsuit.

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas, which was denied on October 20, 2023. We then filed a petition for rehearing with the Supreme Court of Texas, which was denied on April 19, 2024. As a result of the April 2024 ruling, the $129.0 million payments from Vitol were reclassified from Other long-term liabilities to Accrued liabilities on our Consolidated Balance Sheets as of March 31, 2024. Additionally, cumulative interest on the award of $54.9 million was recorded in Interest expense, net on our Consolidated Statements of Operations for the three months ended March 31, 2024. See Note 7 – Other Long-term Liabilities.

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

Note 13 — Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 15 years.

	2024	2025	2026 and after
Fixed consideration to be recognized as of March 31, 2024	$379.2	$432.4	$2,406.1

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 16 – Segment Information.

Note 14 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three months ended March 31, 2024 is lower than the U.S. corporate statutory rate of 21% primarily due to income allocated to noncontrolling interests that is not taxable to the Company and excess tax-deductible stock compensation. The effective tax rate for the three months ended March 31, 2023 was lower than the U.S. corporate statutory rate of 21% primarily due to the release of a portion of our state tax valuation allowances in addition to income allocated to noncontrolling interests that is not taxable to the Company.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of March 31, 2024 and December 31, 2023, our valuation allowance was $7.1 million.

We are subject to tax in the U.S. and various state jurisdictions and we are subject to periodic audits and reviews by taxing authorities. As of March 31, 2024, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2021 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We are not aware of any potential audit findings that would give rise to adjustments to taxable income and do not anticipate material changes related to these audits.

Note 15 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2024	2023
Cash:
Interest paid, net of capitalized interest (1)	$268.2	$211.6
Income taxes (received) paid, net	0.3	0.1
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$54.4	$(21.4)
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$2.6	$8.8

(1)
Interest capitalized on major projects was $16.2 million and $6.7 million for the three months ended March 31, 2024 and 2023.

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

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2024
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$272.7	$3,702.4	$(22.1)	$—	$3,953.0
Fees from midstream services	413.3	196.1	—	—	609.4
	686.0	3,898.5	(22.1)	—	4,562.4
Intersegment revenues
Sales of commodities	1,130.6	46.9	—	(1,177.5)	—
Fees from midstream services	(1.8)	6.9	—	(5.1)	—
	1,128.8	53.8	—	(1,182.6)	—
Revenues	$1,814.8	$3,952.3	$(22.1)	$(1,182.6)	$4,562.4
Operating margin (1)	$556.4	$532.1	$(22.1)
Other financial information:
Total assets (2)	$12,815.6	$7,870.1	$3.1	$157.3	$20,846.1
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$435.0	$293.6	$—	$1.1	$729.7

	Three Months Ended March 31, 2023
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$287.9	$3,561.3	$175.8	$—	$4,025.0
Fees from midstream services	320.4	175.1	—	—	495.5
	608.3	3,736.4	175.8	—	4,520.5
Intersegment revenues
Sales of commodities	1,347.0	78.2	—	(1,425.2)	—
Fees from midstream services	0.5	10.8	—	(11.3)	—
	1,347.5	89.0	—	(1,436.5)	—
Revenues	$1,955.8	$3,825.4	$175.8	$(1,436.5)	$4,520.5
Operating margin (1)	$538.4	$529.1	$175.8
Other financial information:
Total assets (2)	$12,199.9	$6,558.4	$4.2	$263.0	$19,025.5
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$269.5	$176.6	$—	$8.2	$454.3

(1)
Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facility.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended March 31,
	2024	2023
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$494.6	$816.1
NGL	3,356.3	2,864.5
Condensate and crude oil	137.2	121.2
	3,988.1	3,801.8
Non-customer revenue:
Derivative activities - Hedge	(3.2)	45.2
Derivative activities - Non-hedge (1)	(31.9)	178.0
	(35.1)	223.2
Total sales of commodities	3,953.0	4,025.0

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	405.9	315.5
NGL transportation, fractionation and services	63.0	56.1
Storage, terminaling and export	125.7	108.8
Other	14.8	15.1
Total fees from midstream services	609.4	495.5

Total revenues	$4,562.4	$4,520.5

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2024	2023
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$556.4	$538.4
Logistics and Transportation operating margin	532.1	529.1
Other operating margin	(22.1)	175.8
Depreciation and amortization expense	(340.5)	(324.8)
General and administrative expense	(86.5)	(82.4)
Other operating income (expense)	—	0.6
Interest expense, net	(228.6)	(168.0)
Equity earnings (loss)	2.8	(0.2)
Other, net	1.7	(3.0)
Income (loss) before income taxes	$415.3	$665.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (“Quarterly Report”).

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

•
In May 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Pembrook II plant”). The Pembrook II plant is expected to begin operations in the fourth quarter of 2025.

Permian Delaware Processing Expansions

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

•
In May 2024, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 11”). Train 11 is expected to begin operations in the third quarter of 2026.

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

Capital Allocation

In April 2024, we declared an increase to our common dividend to $0.75 per common share, or $3.00 per common share annualized effective for the first quarter of 2024.

In May 2023, our Board of Directors authorized a $1.0 billion common share repurchase program (the “2023 Share Repurchase Program”). For the three months ended March 31, 2024, we repurchased 1,186,444 shares of our common stock at a weighted average per share price of $104.26 for a total net cost of $123.7 million. As of March 31, 2024, there was $646.4 million remaining under the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2023 Share Repurchase Program and may discontinue the program at any time.

Corporation Tax Matters

As of March 31, 2024, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2019, 2020 and 2021 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We are not aware of any potential audit findings that would give rise to adjustments to taxable income and do not anticipate material changes related to these audits.

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

Management uses a variety of financial measures and operational measurements to analyze our performance. These include: (i) throughput volumes, facility efficiencies and fuel consumption, (ii) operating expenses, (iii) capital expenditures and (iv) the following non-GAAP measures: adjusted EBITDA, adjusted cash flow from operations, adjusted free cash flow and adjusted operating margin (segment).

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

Non-GAAP Measures

We utilize non-GAAP measures to analyze our performance. Adjusted EBITDA, adjusted cash flow from operations, adjusted free cash flow and adjusted operating margin (segment) are non-GAAP measures. The GAAP measures most directly comparable to these non-GAAP measures are income (loss) from operations, Net income (loss) attributable to Targa Resources Corp. and segment operating margin. These non-GAAP measures should not be considered as an alternative to GAAP measures and have important limitations as analytical tools. Investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because our non-GAAP measures exclude some, but not all, items that affect income and segment operating margin, and are defined differently by different companies within our industry, our definitions may not be comparable with similarly titled measures of other companies, thereby diminishing their utility. Management compensates for the limitations of our non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these insights into our decision-making processes.

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

Adjusted Cash Flow from Operations and Adjusted Free Cash Flow

We define adjusted cash flow from operations as adjusted EBITDA less cash interest expense on debt obligations and cash tax (expense) benefit. We define adjusted free cash flow as adjusted cash flow from operations less maintenance capital expenditures (net of any reimbursements of project costs) and growth capital expenditures, net of contributions from noncontrolling interest and contributions to investments in unconsolidated affiliates. Adjusted cash flow from operations and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$275.2	$497.0
Interest (income) expense, net	228.6	168.0
Income tax expense (benefit)	82.7	110.3
Depreciation and amortization expense	340.5	324.8
(Gain) loss on sale or disposition of assets	(1.1)	(1.5)
Write-down of assets	1.0	0.9
Equity (earnings) loss	(2.8)	0.2
Distributions from unconsolidated affiliates	6.3	2.6
Compensation on equity grants	14.6	15.0
Risk management activities	22.0	(175.7)
Noncontrolling interests adjustments (1)	(0.8)	(1.0)
Adjusted EBITDA	$966.2	$940.6
Interest expense on debt obligations (2)	(224.9)	(165.1)
Cash taxes	(2.9)	(4.3)
Adjusted Cash Flow from Operations	$738.4	$771.2
Maintenance capital expenditures, net (3)	(49.8)	(41.8)
Growth capital expenditures, net (3)	(685.8)	(415.4)
Adjusted Free Cash Flow	$2.8	$314.0

(1)
Noncontrolling interest portion of depreciation and amortization expense.
(2)
Excludes amortization of interest expense. The three months ended March 31, 2024 includes $54.9 million of interest expense associated with the Splitter Agreement ruling.
(3)
Represents capital expenditures, net of contributions from noncontrolling interests and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
	(In millions)
Revenues:
Sales of commodities	$3,953.0	$4,025.0	$(72.0)	(2%)
Fees from midstream services	609.4	495.5	113.9	23%
Total revenues	4,562.4	4,520.5	41.9	1%
Product purchases and fuel	3,218.0	3,019.0	199.0	7%
Operating expenses	278.0	258.2	19.8	8%
Depreciation and amortization expense	340.5	324.8	15.7	5%
General and administrative expense	86.5	82.4	4.1	5%
Other operating (income) expense	—	(0.6)	0.6	100%
Income (loss) from operations	639.4	836.7	(197.3)	(24%)
Interest expense, net	(228.6)	(168.0)	(60.6)	36%
Equity earnings (loss)	2.8	(0.2)	3.0	NM
Other, net	1.7	(3.0)	4.7	157%
Income tax (expense) benefit	(82.7)	(110.3)	27.6	25%
Net income (loss)	332.6	555.2	(222.6)	(40%)
Less: Net income (loss) attributable to noncontrolling interests	57.4	58.2	(0.8)	(1%)
Net income (loss) attributable to Targa Resources Corp.	275.2	497.0	(221.8)	(45%)
Premium on repurchase of noncontrolling interests, net of tax	—	490.7	(490.7)	(100%)
Net income (loss) attributable to common shareholders	$275.2	$6.3	$268.9	NM
Financial data:
Adjusted EBITDA (1)	$966.2	$940.6	$25.6	3%
Adjusted cash flow from operations (1)	738.4	771.2	(32.8)	(4%)
Adjusted free cash flow (1)	2.8	314.0	(311.2)	(99%)

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The decrease in commodity sales reflects lower natural gas and NGL prices ($589.0 million), the unfavorable impact of hedges ($258.4 million) and lower condensate volumes ($7.4 million), partially offset by higher NGL and natural gas volumes ($759.3 million) and higher condensate prices ($23.4 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, and higher export volumes.

The increase in product purchases and fuel reflects higher NGL and natural gas volumes and higher condensate prices, partially offset by lower natural gas and NGL prices.

The increase in operating expenses is primarily due to higher rental and labor costs as a result of increased activity and system expansions.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the impact of system expansions on our asset base, partially offset by the shortening of depreciable lives of certain assets that were idled in the second quarter of 2023 and subsequently shut down in the third quarter of 2023.

The increase in interest expense, net, is due to recognition of cumulative interest on a 2024 legal ruling associated with the Splitter Agreement and higher borrowings, partially offset by an increase in capitalized interest. See Note 12 – Contingencies for additional information related to the legal ruling.

The decrease in income tax expense is primarily due to a decrease in pre-tax book income.

The premium on repurchase of noncontrolling interests, net of tax is due to the acquisition of Blackstone Energy Partners’ 25% interest in the Grand Prix Joint Venture in 2023 (the “Grand Prix Transaction”).

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
March 31, 2024	$556.4	$532.1	$(22.1)
March 31, 2023	538.4	529.1	175.8

Gathering and Processing Segment

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
	(In millions, except operating statistics and price amounts)
Operating margin	$556.4	$538.4	$18.0	3%
Operating expenses	188.1	181.4	6.7	4%
Adjusted operating margin	$744.5	$719.8	$24.7	3%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	2,746.1	2,348.6	397.5	17%
Permian Delaware	2,648.9	2,495.1	153.8	6%
Total Permian	5,395.0	4,843.7	551.3	11%

SouthTX (5)	304.9	355.9	(51.0)	(14%)
North Texas	184.5	195.5	(11.0)	(6%)
SouthOK (5)	357.2	383.9	(26.7)	(7%)
WestOK	210.1	204.1	6.0	3%
Total Central	1,056.7	1,139.4	(82.7)	(7%)

Badlands (5) (6)	127.1	131.8	(4.7)	(4%)
Total Field	6,578.8	6,114.9	463.9	8%

Coastal	524.7	509.2	15.5	3%

Total	7,103.5	6,624.1	479.4	7%
NGL production, MBbl/d (3)
Permian Midland (4)	392.8	335.0	57.8	17%
Permian Delaware	307.0	320.8	(13.8)	(4%)
Total Permian	699.8	655.8	44.0	7%

SouthTX (5)	28.9	38.4	(9.5)	(25%)
North Texas	21.9	23.0	(1.1)	(5%)
SouthOK (5)	28.1	38.8	(10.7)	(28%)
WestOK	11.7	13.1	(1.4)	(11%)
Total Central	90.6	113.3	(22.7)	(20%)

Badlands (5)	14.6	15.4	(0.8)	(5%)
Total Field	805.0	784.5	20.5	3%

Coastal	39.1	36.2	2.9	8%

Total	844.1	820.7	23.4	3%
Crude oil, Badlands, MBbl/d	94.4	110.6	(16.2)	(15%)
Crude oil, Permian, MBbl/d	27.6	25.5	2.1	8%
Natural gas sales, BBtu/d (3)	2,650.5	2,572.5	78.0	3%
NGL sales, MBbl/d (3)	498.8	459.1	39.7	9%
Condensate sales, MBbl/d	19.1	19.8	(0.7)	(4%)
Average realized prices (7):
Natural gas, $/MMBtu	1.50	2.63	(1.13)	(43%)
NGL, $/gal	0.48	0.52	(0.04)	(8%)
Condensate, $/Bbl	77.22	66.34	10.88	16%

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	14.4	$1.27	$18.3	19.7	$1.35	$26.5
NGL (MMgal)	134.1	0.01	1.7	184.1	0.05	9.5
Crude oil (MBbl)	0.4	(7.25)	(2.9)	0.6	(4.67)	(2.8)
			$17.1			$33.2

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The increase in adjusted operating margin was due to higher natural gas inlet volumes and higher fees in the Permian, partially offset by lower natural gas and NGL prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Legacy II plant during the first quarter of 2023, the Midway plant during the second quarter of 2023, the Greenwood and Wildcat II plants during the fourth quarter of 2023, and continued strong producer activity. Natural gas inlet volumes in the Central region decreased primarily due to lower volumes in SouthTX and lower producer activity in the first quarter of 2024.

The increase in operating expenses was primarily due to higher volumes in the Permian and the addition of the Legacy II, Midway, Greenwood and Wildcat II plants.

Logistics and Transportation Segment

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
	(In millions, except operating statistics)
Operating margin	$532.1	$529.1	$3.0	1%
Operating expenses	90.0	76.5	13.5	18%
Adjusted operating margin	$622.1	$605.6	$16.5	3%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	717.8	536.8	181.0	34%
Fractionation volumes	797.2	758.8	38.4	5%
Export volumes (3)	439.0	373.4	65.6	18%
NGL sales	1,227.6	1,007.6	220.0	22%

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher LPG export margin, largely offset by lower marketing margin which benefited from greater seasonal optimization opportunities in the prior year. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and higher fees. LPG export margin increased due to higher volumes as the company benefited from the completion of its export expansion during the third quarter of 2023 and the Houston Ship Channel allowing night-time vessel transits.

The increase in operating expenses was due to higher system volumes, higher repairs and maintenance and higher compensation and benefits.

Other

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
	(In millions)
Operating margin	$(22.1)	$175.8	$(197.9)
Adjusted operating margin	$(22.1)	$175.8	$(197.9)

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

Our Liquidity and Capital Resources

As of March 31, 2024, inclusive of our consolidated joint venture accounts, we had $109.9 million of Cash and cash equivalents on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below. Our liquidity and capital resources are managed on a consolidated basis.

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

On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”), unsecured commercial paper note program (the “Commercial Paper Program”), the Partnership’s accounts receivable securitization facility (the “Securitization Facility”), and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of March 31, 2024, was:

Consolidated Total
(In millions)
Cash on hand (1)	$109.9
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	2,750.0
3,459.9

Less: Outstanding borrowings under the Securitization Facility	(500.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(360.0)
Outstanding letters of credit under the TRGP Revolver	(32.5)
Total liquidity	$2,567.4

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of March 31, 2024, we had $32.5 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of March 31, 2024 decreased $275.2 million compared to December 31, 2023. The decrease was primarily due to lower NGL inventory, higher product purchases and fuel payables due to higher NGL prices and volumes, reclassification of liabilities from long-term to current as a result of a 2024 legal ruling associated with the Splitter Agreement, and lower net liabilities for hedging activities, partially offset by lower net borrowings on the Securitization Facility.

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

For information about our debt obligations, see Note 6 – Debt Obligations to our Consolidated Financial Statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of March 31, 2024, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Three Months Ended March 31,
2024	2023	2024 vs. 2023
(In millions)
$876.4	$1,169.8	$(293.4)

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

The decrease in net cash provided by operations was primarily due to lower collections from customers and lower settlements for hedge transactions, offset by a decrease in payments for product purchases and fuel.

Cash Flows from Investing Activities

Three Months Ended March 31,
2024	2023	2024 vs. 2023
(In millions)
$(677.9)	$(480.8)	$(197.1)

The increase in net cash used in investing activities was primarily due to higher outlays for property, plant and equipment in 2024 primarily related to construction activities in the Permian region and Mont Belvieu, Texas.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2024	2023
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$99.2	$613.9
Repurchase of noncontrolling interests	(1.3)	(1,091.9)
Dividends	(116.6)	(85.3)
Contributions from (distributions to) noncontrolling interests	(51.4)	(47.1)
Repurchase of shares	(160.2)	(85.8)
Net cash provided by (used in) financing activities	$(230.3)	$(696.2)

The decrease in net cash used in financing activities was due to lower repurchases of noncontrolling interests primarily due to the Grand Prix Transaction in 2023, partially offset by lower borrowings of debt, higher repurchases of common stock and higher dividends paid in 2024.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	March 31, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets	$766.5	$966.3
Current assets - affiliates	10.0	11.2
Long-term assets	15,528.5	15,267.6
Total assets	$16,305.0	$16,245.1

LIABILITIES AND OWNERS’ EQUITY
Current liabilities	$2,256.7	$2,107.9
Current liabilities - affiliates	34.8	26.2
Long-term liabilities	13,432.0	13,278.8
Targa Resources Corp. stockholders’ equity	581.5	832.2
Total liabilities and owners’ equity	$16,305.0	$16,245.1

Summarized Combined Statement of Operations Information
	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
	(In millions)
Revenues	$4,448.6	$15,737.0
Operating income (loss)	499.4	2,134.2
Net income (loss)	192.2	1,100.1

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2024:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

March 31, 2024	May 15, 2024	$168.1	$166.3	$1.8	$0.75000
December 31, 2023	February 15, 2024	112.8	111.6	1.2	0.50000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Capital expenditures:
Growth (1)	$677.9	$410.3
Maintenance (2)	51.8	44.0
Gross capital expenditures	729.7	454.3
Change in capital project payables and accruals, net	(59.9)	21.4
Cash outlays for capital projects	$669.8	$475.7

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $685.8 million and $415.4 million for the three months ended March 31, 2024 and 2023.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $49.8 million and $41.8 million for the three months ended March 31, 2024 and 2023.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian region in response to forecasted production growth and higher activity levels, and expansions in our downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With our announced natural gas processing additions currently under construction in the Permian region, coupled with the construction of our Daytona NGL Pipeline and Train 9, 10 and 11 fractionators in Mont Belvieu, we currently estimate that in 2024 we will invest between $2.3 billion to $2.5 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2024 maintenance capital expenditures, net of noncontrolling interests, will be approximately $225 million.

Off-Balance Sheet Arrangements

As of March 31, 2024, there were $87.1 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2024, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of March 31, 2024:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(7.4)	$24.0	$(38.8)
NGLs	(2.3)	54.7	(59.3)
Crude oil	(17.2)	5.5	(39.8)
Total	$(26.9)	$84.2	$(137.9)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(35.1) million and $223.2 million during the three months ended March 31, 2024 and 2023, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net asset position of $74.4 million at December 31, 2023 to a net liability position of $26.9 million at March 31, 2024. Forward commodity prices have increased relative to the fixed prices on our derivative contracts creating the net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and the Term Loan Facility. As of March 31, 2024, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program, the Securitization Facility and the Term Loan Facility will also increase. As of March 31, 2024, we had $1.4 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $13.6 million based on our March 31, 2024 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $35.2 million as of March 31, 2024. The range of losses attributable to our individual counterparties as of March 31, 2024 would be between $0.1 million and $7.3 million, depending on the counterparty in default.

For more information about our hedging activities, see Note 10 – Derivative Instruments and Hedging Activities and Note 11 – Fair Value Measurements to our Consolidated Financial Statements.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $2.5 million as of both March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, no customer comprised 10% or greater of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 26, 2018, Vitol Americas Corp. (“Vitol”) filed a lawsuit in the 80th District Court of Harris County (the “District Court”), Texas against Targa Channelview LLC, then a subsidiary of the Company (“Targa Channelview”), seeking recovery of $129.0 million in payments made to Targa Channelview, additional monetary damages, attorneys’ fees and costs. Vitol alleged that Targa Channelview breached an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview and Noble Americas Corp. (the “Splitter Agreement”), which provided for Targa Channelview to construct a crude oil and condensate splitter (the “Splitter”) adjacent to a barge dock owned by Targa Channelview to provide services contemplated by the Splitter Agreement. In January 2018, Vitol acquired Noble Americas Corp. and on December 23, 2018, Vitol voluntarily elected to terminate the Splitter Agreement claiming that Targa Channelview failed to timely achieve start-up of the Splitter. Vitol’s lawsuit also alleged Targa Channelview made a series of misrepresentations about the capability of the barge dock that would service crude oil and condensate volumes to be processed by the Splitter and Splitter products. Vitol sought return of $129.0 million in payments made to Targa Channelview prior to the start-up of the Splitter, as well as additional damages. On the same date that Vitol filed its lawsuit, Targa Channelview filed a lawsuit against Vitol seeking a judicial determination that Vitol’s sole and exclusive remedy was Vitol’s voluntarily termination of the Splitter Agreement and, as a result, Vitol was not entitled to the return of any prior payments under the Splitter Agreement or other damages as alleged. Targa also sought recovery of its attorneys’ fees and costs in the lawsuit.

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview, but under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas, which was denied on October 20, 2023. We then filed a petition for rehearing with the Supreme Court of Texas, which was denied on April 19, 2024. The cumulative amount of interest on the award through March 31, 2024 was $54.9 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
January 1, 2024 - January 31, 2024	527,679	$83.01	117,880	$760,083
February 1, 2024 - February 29, 2024	14,319	$87.90	—	$760,083
March 1, 2024 - March 31, 2024	1,083,182	$106.31	1,068,564	$646,384

(1)
Includes 1,186,444 shares purchased under our 2023 Share Repurchase Program, as well as 438,736 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)
In May 2023, our Board of Directors approved the 2023 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. We are not obligated to repurchase any specific dollar amount or number of shares under the 2023 Share Repurchase Program and may discontinue the program at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

On February 28, 2024, Robert M. Muraro, our Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 47,500 shares of our common stock until February 3, 2025.

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

10.1

Form of Restricted Stock Unit Agreement, dated as of January 18, 2024 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-34991).

10.2

Form of Restricted Stock Unit Agreement under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-34991).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 2, 2024	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
Chief Financial Officer
(Principal Financial Officer)