Form 10-Q
period 2024-09-30
Targa Resources Corp.
filed 2024-11-05
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 218,063,403 shares of the registrant’s common stock, $0.001 par value, outstanding.

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
•
our ability to access the capital markets, which will depend on general market conditions, including the impact of increased interest rates, the potential for rate increases, associated Federal Reserve policies and potential economic recession, our credit ratings and leverage levels, and demand for our common equity, senior notes and commercial paper;
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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$127.2	$141.7
Trade receivables, net of allowances of $2.5 million and $2.5 million at September 30, 2024 and December 31, 2023	1,301.2	1,471.0
Inventories	414.9	371.5
Assets from risk management activities	75.0	111.9
Other current assets	109.9	98.5
Total current assets	2,028.2	2,194.6
Property, plant and equipment, net	17,425.2	15,806.4
Intangible assets, net	2,070.7	2,350.6
Long-term assets from risk management activities	35.3	33.3
Investments in unconsolidated affiliates	177.3	146.3
Other long-term assets	167.1	140.6
Total assets	$21,903.8	$20,671.8

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,467.9	$1,574.9
Accrued liabilities	320.7	281.7
Interest payable	113.2	229.6
Liabilities from risk management activities	72.2	54.0
Current debt obligations	653.3	620.7
Total current liabilities	2,627.3	2,760.9
Long-term debt	13,601.4	12,333.2
Long-term liabilities from risk management activities	82.9	16.8
Deferred income taxes, net	793.7	535.8
Other long-term liabilities	340.0	415.1
Contingencies (see Note 12)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of September 30, 2024 and December 31, 2023)	0.2	0.2
Issued Outstanding
September 30, 2024 241,697,875 218,328,522
December 31, 2023 240,095,699 222,611,259
Additional paid-in capital	3,106.2	3,058.8
Retained earnings (deficit)	1,004.7	492.0
Accumulated other comprehensive income (loss)	65.1	85.6
Treasury stock, at cost (23,369,353 shares as of September 30, 2024 and 17,484,440 shares as of December 31, 2023)	(1,602.3)	(896.9)
Total Targa Resources Corp. stockholders’ equity	2,573.9	2,739.7
Noncontrolling interests	1,884.6	1,870.3
Total owners’ equity	4,458.5	4,610.0
Total liabilities and owners’ equity	$21,903.8	$20,671.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,217.0	$3,374.3	$10,126.2	$10,314.0
Fees from midstream services	634.8	522.3	1,850.0	1,506.8
Total revenues	3,851.8	3,896.6	11,976.2	11,820.8
Costs and expenses:
Product purchases and fuel	2,365.0	2,690.0	7,780.4	7,777.9
Operating expenses	301.0	277.7	869.7	808.4
Depreciation and amortization expense	355.4	331.3	1,044.5	988.2
General and administrative expense	102.6	90.0	287.4	253.4
Other operating (income) expense	(0.4)	2.5	(0.7)	2.0
Income (loss) from operations	728.2	505.1	1,994.9	1,990.9
Other income (expense):
Interest expense, net	(184.9)	(175.1)	(589.5)	(509.8)
Equity earnings (loss)	2.2	3.0	7.9	6.2
Gain (loss) from financing activities	—	—	(0.8)	—
Other, net	(0.4)	(0.1)	1.1	(4.9)
Income (loss) before income taxes	545.1	332.9	1,413.6	1,482.4
Income tax (expense) benefit	(97.0)	(53.9)	(274.1)	(260.7)
Net income (loss)	448.1	279.0	1,139.5	1,221.7
Less: Net income (loss) attributable to noncontrolling interests	60.7	59.0	178.5	175.4
Net income (loss) attributable to Targa Resources Corp.	387.4	220.0	961.0	1,046.3
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	490.7
Net income (loss) attributable to common shareholders	$387.4	$220.0	$961.0	$555.6

Net income (loss) per common share - basic	$1.76	$0.97	$4.32	$2.44
Net income (loss) per common share - diluted	$1.75	$0.97	$4.30	$2.43
Weighted average shares outstanding - basic	219.0	223.8	221.0	225.2
Weighted average shares outstanding - diluted	220.0	225.1	222.0	226.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2024			2023
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)
Net income (loss)			$448.1			$279.0
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$99.9	$(22.9)	77.0	$(153.8)	$34.9	(118.9)
Settlements reclassified to revenues	(30.2)	6.9	(23.3)	(22.2)	5.0	(17.2)
Other comprehensive income (loss)	69.7	(16.0)	53.7	(176.0)	39.9	(136.1)
Comprehensive income (loss)			501.8			142.9
Less: Comprehensive income (loss) attributable to noncontrolling interests			60.7			59.0
Comprehensive income (loss) attributable to Targa Resources Corp.			$441.1			$83.9

	Nine Months Ended September 30,
	2024			2023
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$1,139.5			$1,221.7
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$32.7	$(7.5)	25.2	$39.6	$(9.0)	30.6
Settlements reclassified to revenues	(59.3)	13.6	(45.7)	(117.2)	26.6	(90.6)
Other comprehensive income (loss)	(26.6)	6.1	(20.5)	(77.6)	17.6	(60.0)
Comprehensive income (loss)			1,119.0			1,161.7
Less: Comprehensive income (loss) attributable to noncontrolling interests			178.5			175.4
Comprehensive income (loss) attributable to Targa Resources Corp.			$940.5			$986.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2024	219,170	$0.2	$3,088.5	$783.9	$11.4	22,097	$(1,416.5)	$1,881.5	$4,349.0
Compensation on equity grants	—	—	17.7	—	—	—	—	—	17.7
Dividend equivalent rights	—	—	—	(1.0)	—	—	—	—	(1.0)
Shares issued under compensation program	431	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(122)	—	—	—	—	122	(16.6)	—	(16.6)
Repurchases of common stock	(1,150)	—	—	—	—	1,150	(167.9)	—	(167.9)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(1.3)	—	(1.3)
Common stock dividends
Dividends - $0.75 per share	—	—	—	(165.6)	—	—	—	—	(165.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60.6)	(60.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3.0	3.0
Other comprehensive income (loss)	—	—	—	—	53.7	—	—	—	53.7
Net income (loss)	—	—	—	387.4	—	—	—	60.7	448.1
Balance, September 30, 2024	218,329	$0.2	$3,106.2	$1,004.7	$65.1	23,369	$(1,602.3)	$1,884.6	$4,458.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, June 30, 2023	224,052	$0.2	$3,045.8	$199.5	$130.8	15,160	$(701.1)	$1,865.0	$4,540.2
Compensation on equity grants	—	—	15.7	—	—	—	—	—	15.7
Dividend equivalent rights	—	—	—	(0.9)	—	—	—	—	(0.9)
Shares issued under compensation program	876	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(263)	—	—	—	—	263	(21.6)	—	(21.6)
Repurchases of common stock	(1,584)	—	—	—	—	1,584	(132.0)	—	(132.0)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(1.1)	—	(1.1)
Common stock dividends
Dividends - $0.50 per share	—	—	—	(113.1)	—	—	—	—	(113.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56.5)	(56.5)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.2	4.2
Other comprehensive income (loss)	—	—	—	—	(136.1)	—	—	—	(136.1)
Net income (loss)	—	—	—	220.0	—	—	—	59.0	279.0
Balance, September 30, 2023	223,081	$0.2	$3,061.5	$305.5	$(5.3)	17,007	$(855.8)	$1,871.7	$4,377.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0
Compensation on equity grants	—	—	47.4	—	—	—	—	—	47.4
Dividend equivalent rights	—	—	—	(2.8)	—	—	—	—	(2.8)
Shares issued under compensation program	1,603	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(563)	—	—	—	—	563	(53.3)	—	(53.3)
Repurchases of common stock	(5,322)	—	—	—	—	5,322	(646.7)	—	(646.7)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(5.4)	—	(5.4)
Common stock dividends
Dividends - $2.00 per share	—	—	—	(445.5)	—	—	—	—	(445.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(173.2)	(173.2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.0	9.0
Other comprehensive income (loss)	—	—	—	—	(20.5)	—	—	—	(20.5)
Net income (loss)	—	—	—	961.0	—	—	—	178.5	1,139.5
Balance, September 30, 2024	218,329	$0.2	$3,106.2	$1,004.7	$65.1	23,369	$(1,602.3)	$1,884.6	$4,458.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)
Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2
Compensation on equity grants	—	—	45.7	—	—	—	—	—	45.7
Dividend equivalent rights	—	—	(2.3)	(0.9)	—	—	—	—	(3.2)
Shares issued under compensation program	2,149	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(714)	—	—	—	—	714	(55.4)	—	(55.4)
Repurchases of common stock	(4,396)	—	—	—	—	4,396	(333.1)	—	(333.1)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(2.6)	—	(2.6)
Common stock dividends
Dividends - $1.35 per share	—	—	—	(306.6)	—	—	—	—	(306.6)
Dividends in excess of retained earnings	—	—	(193.5)	193.5	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(170.0)	(170.0)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7.1	7.1
Repurchase of noncontrolling interests, net of tax	—	—	(490.7)	—	—	—	—	(457.3)	(948.0)
Other comprehensive income (loss)	—	—	—	—	(60.0)	—	—	—	(60.0)
Net income (loss)	—	—	—	1,046.3	—	—	—	175.4	1,221.7
Balance, September 30, 2023	223,081	$0.2	$3,061.5	$305.5	$(5.3)	17,007	$(855.8)	$1,871.7	$4,377.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,139.5	$1,221.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization in interest expense	10.9	9.8
Compensation on equity grants	47.4	45.7
Depreciation and amortization expense	1,044.5	988.2
(Gain) loss on sale or disposition of assets	(2.7)	(3.9)
Write-downs of assets	4.0	6.0
Accretion of asset retirement obligations	4.2	4.5
Deferred income tax expense (benefit)	264.1	252.1
Equity (earnings) loss of unconsolidated affiliates	(7.9)	(6.2)
Distributions of earnings received from unconsolidated affiliates	15.2	9.6
Risk management activities	86.3	(294.3)
(Gain) loss from financing activities	0.8	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	239.4	197.2
Inventories	(47.2)	(134.1)
Accounts payable, accrued liabilities and other liabilities	(360.3)	30.6
Interest payable	(116.4)	(73.0)
Net cash provided by operating activities	2,321.8	2,253.9
Cash flows from investing activities
Outlays for property, plant and equipment	(2,238.9)	(1,665.4)
Proceeds from sale of assets	2.9	2.9
Investments in unconsolidated affiliates	(39.8)	(14.9)
Return of capital from unconsolidated affiliates	1.4	4.5
Other, net	(0.6)	(0.9)
Net cash used in investing activities	(2,275.0)	(1,673.8)
Cash flows from financing activities
Debt obligations:
Repayments of credit facilities	—	(290.0)
Proceeds from borrowings of commercial paper notes	59,651.0	47,077.8
Repayments of commercial paper notes	(58,875.0)	(46,936.5)
Repayment of term loan facility	(500.0)	—
Proceeds from borrowings under accounts receivable securitization facility	775.0	103.1
Repayments of accounts receivable securitization facility	(750.0)	(343.1)
Proceeds from issuance of senior notes	999.4	1,717.0
Principal payments of finance leases	(36.2)	(31.3)
Costs incurred in connection with financing arrangements	(9.9)	(5.0)
Repurchase of shares	(700.0)	(388.5)
Contributions from noncontrolling interests	9.0	7.1
Distributions to noncontrolling interests	(172.7)	(163.5)
Repurchase of noncontrolling interests	(1.3)	(1,091.9)
Dividends paid to common shareholders	(450.6)	(314.8)
Net cash used in financing activities	(61.3)	(659.6)
Net change in cash and cash equivalents	(14.5)	(79.5)
Cash and cash equivalents, beginning of period	141.7	219.0
Cash and cash equivalents, end of period	$127.2	$139.5

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2024.

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

Disaggregation - Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Comprehensive income (Topic 220): Disaggregation of Income Statement Expenses. The amendments in this update require, among other items, that public entities disclose, on an annual and interim basis, in tabular format in the footnotes to the financial statements, disaggregated information about specific categories underlying certain income statement expense line items that contain any of the following expense categories (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depletion. Additionally, the amendments require disclosure of the total amount of selling expenses and an annual disclosure of the definition of selling expenses.

These amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosures may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the effect of the amendments on our notes to consolidated financial statements and expect to disclose the required information for fiscal years beginning in the Annual Report on Form 10-K for the year ended December 31, 2027 and for interim periods beginning in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2028. The impact of the adoption will be limited to disclosure in the notes to consolidated financial statements.

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

On July 31, 2024, we entered into an agreement with the WPC Joint Venture (“WPC”) to move forward with the Blackcomb Pipeline (“Blackcomb”). Blackcomb is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas, and is expected to be in service in the second half of 2026, pending the receipt of customary regulatory and other approvals. Blackcomb is a joint venture owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater, 30.4% by MPLX LP, and 19.0% by Enbridge Inc. We apply the equity method of accounting for Blackcomb. During the third quarter of 2024, we made an initial capital contribution of $12.8 million to Blackcomb.

Note 5 — Property, Plant and Equipment and Intangible Assets

	September 30, 2024	December 31, 2023	Estimated Useful Lives (In Years)
Gathering systems	$11,333.2	$10,858.3	5 to 20
Processing and fractionation facilities	8,898.0	8,285.5	5 to 25
Terminaling and storage facilities	1,454.5	1,403.9	5 to 25
Transportation assets	4,093.6	3,294.0	10 to 50
Other property, plant and equipment	480.7	430.5	3 to 50
Land	187.0	185.0	—
Construction in progress	1,803.9	1,456.1	—
Finance lease right-of-use assets	381.5	351.9	5 to 14
Property, plant and equipment	28,632.4	26,265.2
Accumulated depreciation, amortization and impairment	(11,207.2)	(10,458.8)
Property, plant and equipment, net	$17,425.2	$15,806.4

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,307.3)	(2,027.4)
Intangible assets, net	$2,070.7	$2,350.6

During the three and nine months ended September 30, 2024, depreciation expense was $262.1 million and $764.6 million, respectively. During the three and nine months ended September 30, 2023, depreciation expense was $235.3 million and $700.2 million, respectively.

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in prior business combinations. The fair values of these acquired intangible assets were determined at the dates of acquisition based on the present values of estimated future cash flows. Amortization expense attributable to these assets is recorded over the periods in which we benefit from services provided to customers.

During the three and nine months ended September 30, 2024, amortization expense was $93.3 million and $279.9 million, respectively. During the three and nine months ended September 30, 2023, amortization expense was $96.0 million and $288.0 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $373.2 million, $326.0 million, $279.8 million, $252.2 million and $234.0 million for each of the years 2024 through 2028, respectively.

Note 6 — Debt Obligations

	September 30, 2024	December 31, 2023
Current:
Partnership accounts receivable securitization facility, due August 2025 (1)	$600.0	$575.0
Finance lease liabilities	53.3	45.7
Current debt obligations	653.3	620.7

Long-term:
Term loan facility, variable rate, due July 2025 (2)	—	500.0
TRGP senior revolving credit facility, variable rate, due February 2027 (3)	951.0	175.0
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
Unamortized discount	(29.7)	(29.5)
Senior unsecured notes issued by the Partnership: (4)
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	13,455.7	12,179.9
Debt issuance costs, net of amortization	(91.6)	(90.8)
Finance lease liabilities	237.3	244.1
Long-term debt	13,601.4	12,333.2
Total debt obligations	$14,254.7	$12,953.9
Irrevocable standby letters of credit: (3)
Letters of credit outstanding under the TRGP senior revolving credit facility	$15.5	$22.3

(1)
In August 2024, the Partnership amended its $600.0 million accounts receivable securitization facility (the “Securitization Facility”) to extend the termination date of the Securitization Facility to August 29, 2025. As of September 30, 2024, the Partnership had $600.0 million of qualifying receivables under the Securitization Facility, resulting in no availability.
(2)
On May 21, 2024, we repaid the remaining balance and subsequently terminated the $1.5 billion unsecured term loan facility due July 2025 (“Term Loan Facility”). As a result of the repayment, we recorded a loss due to debt extinguishment of $0.8 million.
(3)
We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under our $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”) equal to the aggregate amount outstanding under the Commercial Paper Program. As of September 30, 2024, the TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $951.0 million borrowings outstanding, resulting in approximately $1.8 billion of available liquidity, after accounting for outstanding letters of credit.
(4)
We guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2024:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	5.4% - 6.2%	6.0%
Securitization Facility	5.7% - 6.4%	6.2%
Term Loan Facility	6.7% - 6.8%	6.7%

Compliance with Debt Covenants

As of September 30, 2024, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes Issuance

In August 2024, we completed an underwritten public offering of $1.0 billion aggregate principal amount of our 5.500% Senior Notes due 2035 (the “5.500% Notes”), resulting in net proceeds of approximately $990.1 million. The 5.500% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 5.500% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Ninth Supplemental Indenture, dated as of August 9, 2024, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. We used the net proceeds from the issuance to repay borrowings under the Commercial Paper Program, a portion of which were incurred to repay the remaining balance under the Term Loan Facility, and for general corporate purposes.

Note 7 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following:

	September 30, 2024	December 31, 2023
Deferred revenue	$119.3	$248.8
Asset retirement obligations	135.5	103.0
Operating lease liabilities	80.9	56.5
Other liabilities	4.3	6.8
Total other long-term liabilities	$340.0	$415.1

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met.

Deferred revenue as of September 30, 2024 and December 31, 2023, was $119.3 million and $248.8 million, respectively. Deferred revenue as of December 31, 2023 included $129.0 million in payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. As a result of a legal ruling in April 2024, the $129.0 million in payments from Vitol were reclassified to Accrued liabilities on our Consolidated Balance Sheets during the first quarter of 2024. On April 26, 2024, we made a cash payment of $184.8 million which included cumulative interest on the award of $55.8 million to Vitol in satisfaction of the Texas state court judgment. See Note 12 – Contingencies for further details.

Deferred revenue includes nonmonetary consideration received in a 2015 amendment to a gas gathering and processing agreement and consideration received for other construction activities of facilities connected to our systems. Deferred revenue also includes contributions in aid of construction received from customers for which revenue is recognized over the expected contract term.

The following table shows the components of deferred revenue:

	September 30, 2024	December 31, 2023
Contributions in aid of construction	$89.3	$86.4
Gas contract amendment	28.0	29.8
Splitter agreement	—	129.0
Other	2.0	3.6
Total deferred revenue	$119.3	$248.8

The following table shows the changes in deferred revenue:

Balance at December 31, 2023	$248.8
Additions	13.9
Reclassification to accrued liabilities	(129.0)
Revenue recognized	(14.4)
Balance at September 30, 2024	$119.3

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

For the three and nine months ended September 30, 2024, we repurchased 1,150,107 shares and 5,322,367 shares of our common stock at a weighted average per share price of $146.02 and $121.50 for a total net cost of $167.9 million and $646.7 million, respectively. For the three and nine months ended September 30, 2023, we repurchased 1,583,317 shares and 4,395,519 shares of our common stock at a weighted average per share price of $83.38 and $75.77 for a total net cost of $132.0 million and $333.1 million, respectively.

As of September 30, 2024, there was $1.1 billion remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2024, we declared an increase to our common dividend to $0.75 per common share, or $3.00 per common share annualized effective for the first quarter of 2024.

The following table details the dividends declared and/or paid by us to common shareholders for the nine months ended September 30, 2024:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

September 30, 2024	November 15, 2024	$165.2	$163.5	$1.7	$0.75000
June 30, 2024	August 15, 2024	166.1	164.3	1.8	0.75000
March 31, 2024	May 15, 2024	168.1	166.3	1.8	0.75000
December 31, 2023	February 15, 2024	112.8	111.6	1.2	0.50000

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$387.4	$220.0	$961.0	$1,046.3
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	—	—	490.7
Net income (loss) attributable to common shareholders	387.4	220.0	961.0	555.6
Less: Participating share-based earnings (2)	2.9	2.2	7.4	5.1
Net income (loss) allocated to common shareholders for basic earnings per share	$384.5	$217.8	$953.6	$550.5

Weighted average shares outstanding - basic	219.0	223.8	221.0	225.2
Dilutive effect of unvested stock awards	1.0	1.3	1.0	1.3
Weighted average shares outstanding - diluted	220.0	225.1	222.0	226.5

Net income (loss) available per common share - basic	$1.76	$0.97	$4.32	$2.44
Net income (loss) available per common share - diluted	$1.75	$0.97	$4.30	$2.43

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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted stock awards	1.0	1.4	1.2	1.6

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

At September 30, 2024, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2024	2025	2026	2027	2028
Natural Gas	Swaps	MMBtu/d	87,760	79,198	77,317	6,301	—
Natural Gas	Basis Swaps	MMBtu/d	673,152	390,014	242,500	188,329	37,500
NGL	Swaps	Bbl/d	39,229	27,964	25,494	1,538	—
NGL	Futures	Bbl/d	48,130	10,953	—	—	—
Condensate	Swaps	Bbl/d	7,097	7,437	7,749	482	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $9.7 million as of September 30, 2024. The range of losses attributable to our individual counterparties would be between $0.2 million and $11.2 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following schedules reflect the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as well as pro forma reporting assuming that we reported derivatives subject to master netting agreements on a net basis:

		Fair Value as of September 30, 2024		Fair Value as of December 31, 2023
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$68.3	$(14.2)	$103.5	$(16.4)
	Long-term	32.3	(6.2)	29.0	(3.0)
Total derivatives designated as hedging instruments		$100.6	$(20.4)	$132.5	$(19.4)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$6.7	$(58.0)	$8.4	$(37.6)
	Long-term	3.0	(76.7)	4.3	(13.8)
Total derivatives not designated as hedging instruments		$9.7	$(134.7)	$12.7	$(51.4)
Total current position		$75.0	$(72.2)	$111.9	$(54.0)
Total long-term position		35.3	(82.9)	33.3	(16.8)
Total derivatives		$110.3	$(155.1)	$145.2	$(70.8)

The pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis is as follows:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$65.6	$(72.2)	$7.5	$17.9	$(17.0)
Counterparties without offsetting positions - assets	9.4	—	—	9.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	75.0	(72.2)	7.5	27.3	(17.0)
Long-Term Position
Counterparties with offsetting positions or collateral	29.9	(80.1)	10.8	7.3	(46.7)
Counterparties without offsetting positions - assets	5.4	—	—	5.4	—
Counterparties without offsetting positions - liabilities	—	(2.8)	—	—	(2.8)
	35.3	(82.9)	10.8	12.7	(49.5)
Total Derivatives
Counterparties with offsetting positions or collateral	95.5	(152.3)	18.3	25.2	(63.7)
Counterparties without offsetting positions - assets	14.8	—	—	14.8	—
Counterparties without offsetting positions - liabilities	—	(2.8)	—	—	(2.8)
	$110.3	$(155.1)	$18.3	$40.0	$(66.5)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2023	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$111.7	$(54.0)	$3.6	$69.2	$(7.9)
Counterparties without offsetting positions - assets	0.2	—	—	0.2	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	111.9	(54.0)	3.6	69.4	(7.9)
Long-Term Position
Counterparties with offsetting positions or collateral	31.7	(16.8)	(0.1)	17.0	(2.2)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	33.3	(16.8)	(0.1)	18.6	(2.2)
Total Derivatives
Counterparties with offsetting positions or collateral	143.4	(70.8)	3.5	86.2	(10.1)
Counterparties without offsetting positions - assets	1.8	—	—	1.8	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$145.2	$(70.8)	$3.5	$88.0	$(10.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features. Following the release of the collateral securing our TRGP Revolver, our derivative positions are no longer secured. As of September 30, 2024, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $62.2 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s Ratings and Standard & Poor’s Financial Services LLC, as defined in our ISDAs, we estimate that as of September 30, 2024, we would not be required to post collateral to any counterparties and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $44.8 million as of September 30, 2024. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (loss) (“OCI”) and amounts reclassified from OCI to revenue for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2024	2023	2024	2023
Commodity contracts	$99.9	$(153.8)	$32.7	$39.6

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2024	2023	2024	2023
Revenues	$30.2	$22.2	$59.3	$117.2

Based on valuations as of September 30, 2024, we expect to reclassify commodity hedge-related deferred gains of $76.8 million included in accumulated other comprehensive income (loss) into earnings before income taxes through the end of 2027, with $50.7 million of gains to be reclassified over the next twelve months.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on the balance sheet and through earnings rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and nine months ended September 30, 2024, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2024	2023	2024	2023
Commodity contracts	Revenue	$(64.3)	$(7.0)	$(185.0)	$316.2

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at September 30, 2024, represent a net liability position of $44.8 million, and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $197.6 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $108.1 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value, and (ii) supplemental fair value disclosures for other financial instruments:

	September 30, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$109.6	$109.6	$—	$109.6	$—
Liabilities from commodity derivative contracts (1)	154.4	154.4	—	154.4	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	127.2	127.2	—	—	—
TRGP Revolver and Commercial Paper Program	951.0	951.0	—	951.0	—
TRGP Senior unsecured notes	7,470.3	7,777.7	—	7,777.7	—
Partnership’s Senior unsecured notes	5,034.4	5,015.6	—	5,015.6	—
Securitization Facility	600.0	600.0	—	600.0	—

	December 31, 2023
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.6	$144.6	$—	$144.6	$—
Liabilities from commodity derivative contracts (1)	70.2	70.2	—	70.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	141.7	141.7	—	—	—
TRGP Revolver and Commercial Paper Program	175.0	175.0	—	175.0	—
TRGP Senior unsecured notes	6,470.5	6,598.7	—	6,598.7	—
Term Loan Facility	500.0	500.0	—	500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,945.1	—	4,945.1	—
Securitization Facility	575.0	575.0	—	575.0	—

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

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward natural gas liquids pricing curves, for which a significant portion of the derivative’s term is beyond available forward pricing. As of September 30, 2024 and December 31, 2023, we had no derivative contracts categorized as Level 3.

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview but, under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas, which was denied on October 20, 2023. We then filed a petition for rehearing with the Supreme Court of Texas, which was denied on April 19, 2024. As a result of the April 2024 ruling, the $129.0 million in payments from Vitol were reclassified from Other long-term liabilities to Accrued liabilities on our Consolidated Balance Sheets during the first quarter of 2024.

The cumulative interest on the award of $55.8 million was recorded in Interest expense, net on our Consolidated Statement of Operations for the nine months ended September 30, 2024. On April 26, 2024 as a result of the final determination of Targa’s appeal to the Texas Supreme Court related to the Splitter Agreement, we made a cash payment of $184.8 million to Vitol in satisfaction of the Texas state court judgment. See Note 7 – Other Long-term Liabilities.

On July 24, 2023, we received a Notice of Violation (“NOV”) from the New Mexico Environment Department, Air Quality Bureau, relating to alleged air permit violations between August 1, 2021 and June 30, 2022 by Lucid Energy Delaware, LLC, an entity we subsequently acquired in July 2022 and whose assets are now integrated into Targa Northern Delaware LLC, a wholly-owned subsidiary of the Company. We have been engaging with the New Mexico Environment Department to resolve this matter. Although this matter is ongoing and management cannot predict its ultimate outcome, we do not expect that any expenditures related to this matter will be material to our consolidated financial statements.

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest. Both parties are appealing the judgment.

We were named as defendants in other breach of contract cases related to force majeure events arising during the major winter storm in February 2021. While it is not possible to predict the total ultimate losses with respect to these cases, we believe that aggregate losses up to $10.0 million are reasonably possible.

In April 2024, we received an NOV from the EPA and a request for the production of documents from the United States Attorney’s Office for North Dakota relating to alleged violations of the Clean Air Act at certain Targa Badlands LLC compressor stations. The NOV and subpoena stem from inspections the EPA conducted at the compressor stations on June 15, 2023, and from subsequent records reviews. We are engaged with the EPA to resolve the NOV. In October 2024, we began negotiations with the U.S. Attorney’s Office with respect to resolution of a single-count information alleging a violation of the Clean Air Act related to untimely installation of monitoring equipment at one compressor station, which carries a maximum fine of $500,000. Although these matters are ongoing, and we cannot predict their ultimate outcome, we do not expect resolution of these matters will be material to our consolidated financial statements.

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

	2024	2025	2026 and after
Fixed consideration to be recognized as of September 30, 2024	$116.9	$433.1	$2,444.8

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For disclosures related to disaggregated revenue, see Note 16 – Segment Information.

Note 14 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three and nine months ended September 30, 2024 is lower than the U.S. corporate statutory rate of 21% primarily due to income allocated to noncontrolling interests that is not taxable to the Company and stock compensation windfall, partially offset by state income taxes. Our effective tax rate for the three and nine months ended September 30, 2023 was lower than the U.S. corporate statutory rate of 21% primarily due to the release of a portion of our state valuation allowances, stock compensation windfall and income allocated to noncontrolling interests that is not taxable to the Company.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of September 30, 2024 and December 31, 2023, our valuation allowance was $7.1 million.

We are subject to tax in the U.S. and various state jurisdictions and we are subject to periodic audits and reviews by taxing authorities. As of September 30, 2024, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are issued. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we do not anticipate qualifying as an “applicable corporation” in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Note 15 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
Cash:
Interest paid, net of capitalized interest (1)	$694.9	$574.1
Income taxes (received) paid, net	9.7	9.5
Non-cash investing activities:
Impact of capital expenditure accruals on property, plant and equipment, net	$79.4	$76.8
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$0.5	$6.5

(1)
Interest capitalized on major projects was $50.1 million and $29.2 million for the nine months ended September 30, 2024 and 2023.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2024
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$247.8	$2,986.9	$(17.7)	$—	$3,217.0
Fees from midstream services	431.9	202.9	—	—	634.8
	679.7	3,189.8	(17.7)	—	3,851.8
Intersegment revenues
Sales of commodities	884.7	27.8	—	(912.5)	—
Fees from midstream services	2.3	6.8	—	(9.1)	—
	887.0	34.6	—	(921.6)	—
Revenues	$1,566.7	$3,224.4	$(17.7)	$(921.6)	$3,851.8
Operating margin (1)	$584.3	$619.2	$(17.7)
Other financial information:
Total assets (2)	$13,201.9	$8,525.3	$1.5	$175.1	$21,903.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$485.3	$251.9	$—	$10.3	$747.5

	Three Months Ended September 30, 2023
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$231.3	$3,176.5	$(33.5)	$—	$3,374.3
Fees from midstream services	337.4	184.9	—	—	522.3
	568.7	3,361.4	(33.5)	—	3,896.6
Intersegment revenues
Sales of commodities	1,298.8	49.0	—	(1,347.8)	—
Fees from midstream services	0.6	11.5	—	(12.1)	—
	1,299.4	60.5	—	(1,359.9)	—
Revenues	$1,868.1	$3,421.9	$(33.5)	$(1,359.9)	$3,896.6
Operating margin (1)	$505.0	$457.4	$(33.5)
Other financial information:
Total assets (2)	$12,405.7	$7,568.0	$7.8	$208.1	$20,189.6
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$421.5	$229.7	$—	$3.8	$655.0

	Nine Months Ended September 30, 2024
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$774.7	$9,437.8	$(86.3)	$—	$10,126.2
Fees from midstream services	1,236.5	613.5	—	—	1,850.0
	2,011.2	10,051.3	(86.3)	—	11,976.2
Intersegment revenues
Sales of commodities	2,888.2	100.5	—	(2,988.7)	—
Fees from midstream services	0.3	20.8	—	(21.1)	—
	2,888.5	121.3	—	(3,009.8)	—
Revenues	$4,899.7	$10,172.6	$(86.3)	$(3,009.8)	$11,976.2
Operating margin (1)	$1,713.4	$1,699.0	$(86.3)
Other financial information:
Total assets (2)	$13,201.9	$8,525.3	$1.5	$175.1	$21,903.8
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$1,359.2	$954.3	$—	$10.4	$2,323.9

	Nine Months Ended September 30, 2023
	Gathering and Processing	Logistics and Transportation	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$787.1	$9,232.6	$294.3	$—	$10,314.0
Fees from midstream services	979.7	527.1	—	—	1,506.8
	1,766.8	9,759.7	294.3	—	11,820.8
Intersegment revenues
Sales of commodities	3,621.8	210.2	—	(3,832.0)	—
Fees from midstream services	1.7	32.9	—	(34.6)	—
	3,623.5	243.1	—	(3,866.6)	—
Revenues	$5,390.3	$10,002.8	$294.3	$(3,866.6)	$11,820.8
Operating margin (1)	$1,545.9	$1,394.4	$294.3
Other financial information:
Total assets (2)	$12,405.7	$7,568.0	$7.8	$208.1	$20,189.6
Goodwill	$45.2	$—	$—	$—	$45.2
Capital expenditures	$1,081.7	$645.0	$—	$15.5	$1,742.2

(1)
Operating margin is calculated by subtracting Product purchases and fuel and Operating expenses from Revenues.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facility.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$168.4	$606.0	$821.7	$1,835.9
NGL	2,959.5	2,635.4	9,024.7	7,651.6
Condensate and crude oil	123.2	117.7	405.5	393.1
	3,251.1	3,359.1	10,251.9	9,880.6
Non-customer revenue:
Derivative activities - Hedge	30.2	22.2	59.3	117.2
Derivative activities - Non-hedge (1)	(64.3)	(7.0)	(185.0)	316.2
	(34.1)	15.2	(125.7)	433.4
Total sales of commodities	3,217.0	3,374.3	10,126.2	10,314.0

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	426.4	333.3	1,218.0	966.3
NGL transportation, fractionation and services	72.8	71.1	221.5	190.5
Storage, terminaling and export	122.0	102.2	362.3	302.3
Other	13.6	15.7	48.2	47.7
Total fees from midstream services	634.8	522.3	1,850.0	1,506.8

Total revenues	$3,851.8	$3,896.6	$11,976.2	$11,820.8

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Gathering and Processing operating margin	$584.3	$505.0	$1,713.4	$1,545.9
Logistics and Transportation operating margin	619.2	457.4	1,699.0	1,394.4
Other operating margin	(17.7)	(33.5)	(86.3)	294.3
Depreciation and amortization expense	(355.4)	(331.3)	(1,044.5)	(988.2)
General and administrative expense	(102.6)	(90.0)	(287.4)	(253.4)
Other operating income (expense)	0.4	(2.5)	0.7	(2.0)
Interest expense, net	(184.9)	(175.1)	(589.5)	(509.8)
Equity earnings (loss)	2.2	3.0	7.9	6.2
Gain (loss) from financing activities	—	—	(0.8)	—
Other, net	(0.4)	(0.1)	1.1	(5.0)
Income (loss) before income taxes	$545.1	$332.9	$1,413.6	$1,482.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (“Quarterly Report”).

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

To provide these services, we operate in two primary segments: (i) Gathering and Processing, and (ii) Logistics and Transportation (also referred to as our Downstream Business).

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

Recent Developments

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, our major expansion projects include the following:

Permian Midland Processing Expansions

•
In August 2023, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Greenwood II plant”). The Greenwood II plant commenced operations early in the fourth quarter of 2024.

•
In May 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Pembrook II plant”). The Pembrook II plant is expected to begin operations in the fourth quarter of 2025.

•
In August 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “East Pembrook plant”). The East Pembrook plant is expected to begin operations in the second quarter of 2026.
•
In November 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “East Driver plant”). The East Driver plant is expected to begin operations in the third quarter of 2026.

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
•
In November 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Falcon II plant”). The Falcon II plant is expected to begin operations in the second quarter of 2026.

Fractionation Expansions

•
In August 2022, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 9”). Train 9 commenced operations in the second quarter of 2024.

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. GCF is expected to begin operations in the fourth quarter of 2024.

•
In May 2023, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 10”). Train 10 commenced operations in the fourth quarter of 2024.

•
In May 2024, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 11”). Train 11 is expected to begin operations in the third quarter of 2026.

NGL Pipeline Expansion

•
In November 2022, we announced plans to construct a new NGL pipeline (the “Daytona NGL Pipeline”) as an addition to our common carrier Grand Prix system. The pipeline will transport NGLs from the Permian Basin and connect to the 30-inch diameter segment of Grand Prix in North Texas, where volumes will be transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline commenced operations in the third quarter of 2024 and is now operating in conjunction with Grand Prix.

Joint Venture

On July 31, 2024, we entered into an agreement with the WPC Joint Venture (“WPC”) to move forward with the Blackcomb Pipeline (“Blackcomb”). Blackcomb is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas, and is expected to be in service in the second half of 2026, pending the receipt of customary regulatory and other approvals. Blackcomb is a joint venture owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater, 30.4% by MPLX LP, and 19.0% by Enbridge Inc. During the third quarter of 2024, we made an initial capital contribution of $12.8 million to Blackcomb.

Capital Allocation

In April 2024, we declared an increase to our quarterly common dividend to $0.75 per common share, or $3.00 per common share annualized effective for the first quarter of 2024.

In May 2023, our Board of Directors approved a $1.0 billion common share repurchase program (the “2023 Share Repurchase Program”). In July 2024, our Board of Directors approved a new $1.0 billion common share repurchase program (the “2024 Share Repurchase Program” and, together with the 2023 Share Repurchase Program, the “Share Repurchase Programs”). The amount authorized under the 2024 Share Repurchase Program was in addition to the amount remaining under the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under these Share Repurchase Programs and may discontinue these programs at any time.

For the three and nine months ended September 30, 2024, we repurchased 1,150,107 shares and 5,322,367 shares of our common stock at a weighted average per share price of $146.02 and $121.50 for a total net cost of $167.9 million and $646.7 million, respectively. As of September 30, 2024, there was $1.1 billion remaining under the Share Repurchase Programs.

Financing Activities

In August 2024, we completed an underwritten public offering of $1.0 billion aggregate principal amount of our 5.500% Senior Notes due 2035 (the “5.500% Notes”), resulting in net proceeds of approximately $990.1 million. We used the net proceeds from the issuance to repay borrowings under the Commercial Paper Program, a portion of which were incurred to repay the remaining balance under the Term Loan Facility, and for general corporate purposes.

In August 2024, the Partnership amended its $600.0 million accounts receivable securitization facility (the “Securitization Facility”) to extend the termination date of the Securitization Facility to August 29, 2025.

In August 2024, Fitch Ratings Inc. (“Fitch”) upgraded our corporate investment grade credit rating to ‘BBB’ from ‘BBB-’. In October 2024, Moody’s Ratings (“Moody’s”) upgraded our corporate investment grade credit rating to ‘Baa2’ from ‘Baa3’.

For additional information about our recent debt-related transactions, see Note 6 – Debt Obligations to our Consolidated Financial Statements.

Corporation Tax Matters

As of September 30, 2024, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Federal statutes of limitations for returns filed in 2020 (for calendar year 2019) have expired, except for the 2019 returns under examination that have a statute extension to December 2025. The statute of limitations expired on substantially all 2019 state income tax returns that were filed prior to October 15, 2020. For Texas, the statute of limitations has expired for 2020 returns (for calendar year 2019). However, tax authorities could review and adjust carryover attributes (e.g., net operating losses) generated in a closed tax year if utilized in an open tax year.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are issued. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we do not anticipate qualifying as an “applicable corporation” in the near term, but we are likely to become an applicable corporation in a subsequent tax year. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

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
Net income (loss) attributable to Targa Resources Corp.	$387.4	$220.0	$961.0	$1,046.3
Interest (income) expense, net	184.9	175.1	589.5	509.8
Income tax expense (benefit)	97.0	53.9	274.1	260.7
Depreciation and amortization expense	355.4	331.3	1,044.5	988.2
(Gain) loss on sale or disposition of assets	(1.0)	(0.9)	(2.7)	(3.9)
Write-down of assets	2.7	3.4	4.0	6.0
(Gain) loss from financing activities	—	—	0.8	—
Equity (earnings) loss	(2.2)	(3.0)	(7.9)	(6.2)
Distributions from unconsolidated affiliates	4.4	5.3	16.6	14.1
Compensation on equity grants	17.7	15.7	47.4	45.7
Risk management activities	17.7	33.5	86.3	(294.3)
Noncontrolling interests adjustments (1)	1.6	(1.0)	2.6	(3.2)
Litigation expense (2)	4.1	6.9	4.1	6.9
Adjusted EBITDA	$1,069.7	$840.2	$3,020.3	$2,570.1
Interest expense on debt obligations (3)	(181.2)	(172.1)	(578.5)	(500.9)
Cash taxes	(3.9)	(0.9)	(10.1)	(8.6)
Adjusted Cash Flow from Operations	$884.6	$667.2	$2,431.7	$2,060.6
Maintenance capital expenditures, net (4)	(62.0)	(65.0)	(167.1)	(153.0)
Growth capital expenditures, net (4)	(698.4)	(593.6)	(2,180.4)	(1,588.5)
Adjusted Free Cash Flow	$124.2	$8.6	$84.2	$319.1

(1)
Noncontrolling interest portion of depreciation and amortization expense.

(2)
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
(3)
Excludes amortization of interest expense. The nine months ended September 30, 2024 includes $55.8 million of interest expense associated with the Splitter Agreement ruling.
(4)
Represents capital expenditures, net of contributions from noncontrolling interests and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	(In millions)
Revenues:
Sales of commodities	$3,217.0	$3,374.3	$(157.3)	(5%)	$10,126.2	$10,314.0	$(187.8)	(2%)
Fees from midstream services	634.8	522.3	112.5	22%	1,850.0	1,506.8	343.2	23%
Total revenues	3,851.8	3,896.6	(44.8)	(1%)	11,976.2	11,820.8	155.4	1%
Product purchases and fuel	2,365.0	2,690.0	(325.0)	(12%)	7,780.4	7,777.9	2.5	—
Operating expenses	301.0	277.7	23.3	8%	869.7	808.4	61.3	8%
Depreciation and amortization expense	355.4	331.3	24.1	7%	1,044.5	988.2	56.3	6%
General and administrative expense	102.6	90.0	12.6	14%	287.4	253.4	34.0	13%
Other operating (income) expense	(0.4)	2.5	(2.9)	(116%)	(0.7)	2.0	(2.7)	(135%)
Income (loss) from operations	728.2	505.1	223.1	44%	1,994.9	1,990.9	4.0	—
Interest expense, net	(184.9)	(175.1)	(9.8)	6%	(589.5)	(509.8)	(79.7)	16%
Equity earnings (loss)	2.2	3.0	(0.8)	(27%)	7.9	6.2	1.7	27%
Gain (loss) from financing activities	—	—	—	—	(0.8)	—	(0.8)	(100%)
Other, net	(0.4)	(0.1)	(0.3)	NM	1.1	(4.9)	6.0	122%
Income tax (expense) benefit	(97.0)	(53.9)	(43.1)	80%	(274.1)	(260.7)	(13.4)	5%
Net income (loss)	448.1	279.0	169.1	61%	1,139.5	1,221.7	(82.2)	(7%)
Less: Net income (loss) attributable to noncontrolling interests	60.7	59.0	1.7	3%	178.5	175.4	3.1	2%
Net income (loss) attributable to Targa Resources Corp.	387.4	220.0	167.4	76%	961.0	1,046.3	(85.3)	(8%)
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	—	490.7	(490.7)	(100%)
Net income (loss) attributable to common shareholders	$387.4	$220.0	$167.4	76%	$961.0	$555.6	$405.4	73%
Financial data:
Adjusted EBITDA (1)	$1,069.7	$840.2	$229.5	27%	$3,020.3	$2,570.1	$450.2	18%
Adjusted cash flow from operations (1)	884.6	667.2	217.4	33%	2,431.7	2,060.6	371.1	18%
Adjusted free cash flow (1)	124.2	8.6	115.6	NM	84.2	319.1	(234.9)	(74%)

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The decrease in commodity sales reflects lower natural gas and NGL prices ($504.7 million) and the unfavorable impact of hedges ($49.2 million), partially offset by higher NGL volumes ($400.0 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, higher transportation fees and higher export volumes, partially offset by lower fractionation fees.

The decrease in product purchases and fuel reflects lower natural gas and NGL prices, partially offset by higher NGL volumes.

The increase in operating expenses is primarily due to higher labor and maintenance costs as a result of increased activity and system expansions, partially offset by lower taxes.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the impact of system expansions on our asset base that have been placed in service since September 30, 2023.

The increase in general and administrative expense is primarily due to higher compensation and benefits.

The increase in interest expense, net, is due to higher borrowings, partially offset by an increase in capitalized interest.

The increase in income tax expense is primarily due to an increase in pre-tax book income.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Commodity sales are relatively flat reflecting lower natural gas prices ($1,051.9 million) and the unfavorable impact of hedges ($559.2 million), offset by higher NGL, natural gas and condensate volumes ($1,369.1 million), and higher NGL and condensate prices ($53.9 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, higher transportation fees and higher export volumes.

Product purchases and fuel are relatively flat reflecting higher NGL and natural gas volumes, offset by lower natural gas prices.

The increase in operating expenses is primarily due to higher labor and rental costs as a result of increased activity and system expansions.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the impact of system expansions on our asset base that have been placed in service since September 30, 2023, partially offset by the shortening of depreciable lives of certain assets that were idled in the second quarter of 2023 and subsequently shut down in the third quarter of 2023.

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

The increase in income tax expense is primarily due to the release of state valuation allowance in 2023, partially offset by a decrease in pre-tax book income.

The premium on repurchase of noncontrolling interests, net of tax is due to the acquisition of Blackstone Energy Partners’ 25% interest in the Grand Prix Joint Venture in 2023 (the “Grand Prix Transaction”).

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
September 30, 2024	$584.3	$619.2	$(17.7)
September 30, 2023	505.0	457.4	(33.5)

Nine Months Ended:
September 30, 2024	$1,713.4	$1,699.0	$(86.3)
September 30, 2023	1,545.9	1,394.4	294.3

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	(In millions, except operating statistics and price amounts)
Operating margin	$584.3	$505.0	$79.3	16%	$1,713.4	$1,545.9	$167.5	11%
Operating expenses	203.7	189.6	14.1	7%	597.2	560.8	36.4	6%
Adjusted operating margin	$788.0	$694.6	$93.4	13%	$2,310.6	$2,106.7	$203.9	10%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,082.0	2,566.9	515.1	20%	2,898.8	2,474.1	424.7	17%
Permian Delaware	2,900.2	2,485.4	414.8	17%	2,785.2	2,513.7	271.5	11%
Total Permian	5,982.2	5,052.3	929.9	18%	5,684.0	4,987.8	696.2	14%

SouthTX (5)	329.9	394.4	(64.5)	(16%)	324.8	373.9	(49.1)	(13%)
North Texas	184.2	212.0	(27.8)	(13%)	186.8	205.2	(18.4)	(9%)
SouthOK (5)	348.5	394.6	(46.1)	(12%)	355.7	391.2	(35.5)	(9%)
WestOK	215.5	206.2	9.3	5%	213.6	207.1	6.5	3%
Total Central	1,078.1	1,207.2	(129.1)	(11%)	1,080.9	1,177.4	(96.5)	(8%)

Badlands (5) (6)	145.4	128.3	17.1	13%	138.8	129.6	9.2	7%
Total Field	7,205.7	6,387.8	817.9	13%	6,903.7	6,294.8	608.9	10%

Coastal	402.1	535.6	(133.5)	(25%)	464.3	532.4	(68.1)	(13%)

Total	7,607.8	6,923.4	684.4	10%	7,368.0	6,827.2	540.8	8%
NGL production, MBbl/d (3)
Permian Midland (4)	450.6	373.1	77.5	21%	422.6	357.4	65.2	18%
Permian Delaware	377.4	322.5	54.9	17%	349.7	325.3	24.4	8%
Total Permian	828.0	695.6	132.4	19%	772.3	682.7	89.6	13%

SouthTX (5)	30.6	42.3	(11.7)	(28%)	33.9	42.1	(8.2)	(19%)
North Texas	22.0	24.2	(2.2)	(9%)	22.5	23.8	(1.3)	(5%)
SouthOK (5)	28.4	46.4	(18.0)	(39%)	33.3	44.2	(10.9)	(25%)
WestOK	17.0	12.3	4.7	38%	14.7	12.6	2.1	17%
Total Central	98.0	125.2	(27.2)	(22%)	104.4	122.7	(18.3)	(15%)

Badlands (5)	18.3	15.5	2.8	18%	17.0	15.5	1.5	10%
Total Field	944.3	836.3	108.0	13%	893.7	820.9	72.8	9%

Coastal	33.9	40.6	(6.7)	(17%)	35.8	37.9	(2.1)	(6%)

Total	978.2	876.9	101.3	12%	929.5	858.8	70.7	8%
Crude oil, Badlands, MBbl/d	122.4	101.6	20.8	20%	105.4	105.6	(0.2)	—
Crude oil, Permian, MBbl/d	26.7	27.2	(0.5)	(2%)	27.4	27.4	—	—
Natural gas sales, BBtu/d (3)	2,842.9	2,758.2	84.7	3%	2,779.2	2,668.4	110.8	4%
NGL sales, MBbl/d (3)	581.5	508.8	72.7	14%	550.1	487.4	62.7	13%
Condensate sales, MBbl/d	17.3	17.0	0.3	2%	19.2	18.7	0.5	3%
Average realized prices (7):
Natural gas, $/MMBtu	0.09	2.03	(1.94)	(96%)	0.54	1.97	(1.43)	(73%)
NGL, $/gal	0.44	0.46	(0.02)	(4%)	0.45	0.46	(0.01)	(2%)
Condensate, $/Bbl	77.20	70.07	7.13	10%	75.60	74.20	1.40	2%

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	9.4	$2.53	$23.8	15.0	$0.62	$9.3
NGL (MMgal)	102.8	0.08	8.2	166.0	0.04	7.2
Crude oil (MBbl)	0.6	(0.67)	(0.4)	0.6	(13.17)	(7.9)
			$31.6			$8.6

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	35.6	$1.94	$69.2	50.0	$1.24	$62.2
NGL (MMgal)	348.9	0.04	14.9	515.0	0.07	34.4
Crude oil (MBbl)	1.4	(5.57)	(7.8)	1.8	(7.17)	(12.9)
			$76.3			$83.7

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The increase in adjusted operating margin was primarily due to higher natural gas inlet volumes and higher fees in the Permian, partially offset by lower natural gas prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Greenwood I and Wildcat II plants during the fourth quarter of 2023, the Roadrunner II plant during the second quarter of 2024, and continued strong producer activity. The increase in Badlands crude was due to higher production.

The increase in operating expenses was primarily due to higher volumes in the Permian and the addition of the Greenwood I, Wildcat II and Roadrunner II plants in the Permian.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The increase in adjusted operating margin was primarily due to higher natural gas inlet volumes and higher fees in the Permian, partially offset by lower natural gas prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Legacy II plant during the first quarter of 2023, the Midway plant during the second quarter of 2023, the Greenwood I and Wildcat II plants during the fourth quarter of 2023, the Roadrunner II plant during the second quarter of 2024, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes in the Permian and the addition of the Legacy II, Midway, Greenwood I, Wildcat II and Roadrunner II plants.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	(In millions, except operating statistics)
Operating margin	$619.2	$457.4	$161.8	35%	$1,699.0	$1,394.4	$304.6	22%
Operating expenses	98.1	88.8	9.3	10%	273.5	247.9	25.6	10%
Adjusted operating margin	$717.3	$546.2	$171.1	31%	$1,972.5	$1,642.3	$330.2	20%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	829.2	660.2	169.0	26%	777.0	606.4	170.6	28%
Fractionation volumes	953.8	793.4	160.4	20%	884.7	782.3	102.4	13%
Export volumes (3)	403.9	349.3	54.6	16%	412.3	341.9	70.4	21%
NGL sales	1,162.0	997.9	164.1	16%	1,136.1	984.1	152.0	15%

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

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

The increase in operating expenses was due to higher system volumes, higher compensation and benefits, higher taxes and the addition of Train 9 during the second quarter of 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

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

The increase in operating expenses was due to higher system volumes, higher compensation and benefits, higher repairs and maintenance, higher taxes, and the addition of Train 9 during the second quarter of 2024.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In millions)
Operating margin	$(17.7)	$(33.5)	$15.8	$(86.3)	$294.3	$(380.6)
Adjusted operating margin	$(17.7)	$(33.5)	$15.8	$(86.3)	$294.3	$(380.6)

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

Our Liquidity and Capital Resources

As of September 30, 2024, inclusive of our consolidated joint venture accounts, we had $127.2 million of Cash and cash equivalents on our Consolidated Balance Sheets. We believe our cash positions, our cash flows from operating activities, our free cash flow after dividends and remaining borrowing capacity on our credit facilities (discussed below in “Short-term Liquidity”) are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below. Our liquidity and capital resources are managed on a consolidated basis.

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

On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the $2.75 billion TRGP senior revolving credit facility (the “TRGP Revolver”), the unsecured commercial paper note program (the “Commercial Paper Program”), the Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of September 30, 2024, was:

Consolidated Total
(In millions)
Cash on hand (1)	$127.2
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	2,750.0
3,477.2

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(951.0)
Outstanding letters of credit under the TRGP Revolver	(15.5)
Total liquidity	$1,910.7

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 17, 2027.

In August 2024, the Partnership amended the Securitization Facility to extend the termination date of the Securitization Facility to August 29, 2025.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of September 30, 2024, we had $15.5 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of September 30, 2024 decreased $32.8 million compared to December 31, 2023. The decrease was primarily due to higher accounts payable related to capital spending on growth projects, lower net assets for hedging activities and higher borrowings on the Securitization Facility, partially offset by lower interest payable.

Based on our anticipated levels of operations and absent any disruptive events, we believe that our internally generated cash flow, borrowings available under the TRGP Revolver, Commercial Paper Program, Securitization Facility, and proceeds from debt and equity offerings, as well as joint ventures, should provide sufficient resources to finance our operations, capital expenditures, long-term debt obligations, collateral requirements and quarterly cash dividends for at least the next twelve months.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements.

In August 2024, we completed an underwritten public offering of the 5.500% Notes, resulting in net proceeds of approximately $990.1 million. We used the net proceeds from the issuance to repay borrowings under the Commercial Paper Program, a portion of which were incurred to repay the remaining balance under the Term Loan Facility, and for general corporate purposes.

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

Compliance with Debt Covenants

As of September 30, 2024, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Nine Months Ended September 30,
2024	2023	2024 vs. 2023
(In millions)
$2,321.8	$2,253.9	$67.9

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

The increase in net cash provided by operating activities was primarily due to higher collections from customers resulting from increased revenues during 2024 compared to 2023, partially offset by an increase in payments for product purchases and fuel, purchases of inventory, lower settlements on our hedging transactions, and a nonrecurring one-time payment associated with the Splitter Agreement ruling. See further details in “Part II — Item 1. Legal Proceedings.”

Cash Flows from Investing Activities

Nine Months Ended September 30,
2024	2023	2024 vs. 2023
(In millions)
$(2,275.0)	$(1,673.8)	$(601.2)

The increase in net cash used in investing activities was due to higher outlays for property, plant and equipment in 2024 primarily related to construction activities in the Permian region and Mont Belvieu, Texas.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,254.3	$1,292.0
Repurchase of noncontrolling interests	(1.3)	(1,091.9)
Dividends	(450.6)	(314.8)
Contributions from (distributions to) noncontrolling interests	(163.7)	(156.4)
Repurchase of shares	(700.0)	(388.5)
Net cash used in financing activities	$(61.3)	$(659.6)

The decrease in net cash used in financing activities was due to lower repurchases of noncontrolling interests primarily due to the Grand Prix Transaction in 2023, partially offset by higher repurchases of common stock and higher dividends paid in 2024.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	September 30, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets	$929.6	$966.3
Current assets - affiliates	2.1	11.2
Long-term assets	16,232.8	15,267.6
Total assets	$17,164.5	$16,245.1

LIABILITIES AND OWNERS’ EQUITY
Current liabilities	$1,955.7	$2,107.9
Current liabilities - affiliates	26.2	26.2
Long-term liabilities	14,795.5	13,278.8
Targa Resources Corp. stockholders’ equity	387.1	832.2
Total liabilities and owners’ equity	$17,164.5	$16,245.1

Summarized Combined Statement of Operations Information
	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
	(In millions)
Revenues	$11,625.4	$15,737.0
Operating income (loss)	1,508.1	2,134.2
Net income (loss)	648.0	1,100.1

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the nine months ended September 30, 2024:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

September 30, 2024	November 15, 2024	$165.2	$163.5	$1.7	$0.75000
June 30, 2024	August 15, 2024	166.1	164.3	1.8	0.75000
March 31, 2024	May 15, 2024	168.1	166.3	1.8	0.75000
December 31, 2023	February 15, 2024	112.8	111.6	1.2	0.50000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Capital expenditures:
Growth (1)	$2,150.3	$1,582.7
Maintenance (2)	173.6	159.5
Gross capital expenditures	2,323.9	1,742.2
Change in capital project payables and accruals, net	(85.0)	(76.8)
Cash outlays for capital projects	$2,238.9	$1,665.4

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $2,180.4 million and $1,588.5 million for the nine months ended September 30, 2024 and 2023.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $167.1 million and $153.0 million for the nine months ended September 30, 2024 and 2023.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian region in response to forecasted production growth and higher activity levels, and expansions in our Downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint.

With our announced natural gas processing additions currently under construction in the Permian region, coupled with the construction of our Daytona NGL Pipeline and Train 9, Train 10 and Train 11 fractionators in Mont Belvieu, we currently estimate that in 2024 we will invest approximately $2.7 billion in net growth capital expenditures for announced projects. Future growth capital expenditures may vary based on investment opportunities. We expect that 2024 maintenance capital expenditures, net of noncontrolling interests, will be approximately $225 million.

Off-Balance Sheet Arrangements

As of September 30, 2024, there were $99.9 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2024, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2024:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(83.2)	$(39.4)	$(126.9)
NGLs	13.2	81.9	(55.4)
Crude oil	25.2	65.6	(15.3)
Total	$(44.8)	$108.1	$(197.6)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(34.1) million and $15.2 million during the three months ended September 30, 2024 and 2023, respectively, and $(125.7) million and $433.4 million during the nine months ended September 30, 2024 and 2023, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net asset position of $74.4 million at December 31, 2023 to a net liability position of $44.8 million at September 30, 2024. Forward commodity prices have increased relative to the fixed prices on our derivative contracts creating the net liability position.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of September 30, 2024, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of September 30, 2024, we had $1.6 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $15.5 million based on our September 30, 2024 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $9.7 million as of September 30, 2024. The range of losses attributable to our individual counterparties as of September 30, 2024 would be between $0.2 million and $11.2 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $2.5 million as of both September 30, 2024 and December 31, 2023.

During the three and nine months ended September 30, 2024 and 2023, no customer comprised 10% or greater of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and President – Finance and Administration (Principal Financial Officer), has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and President – Finance and Administration (Principal Financial Officer) have concluded that, as of

September 30, 2024, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and President – Finance and Administration (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
July 1, 2024 - July 31, 2024	101,759	$129.97	98,480	$1,278,542
August 1, 2024 - August 31, 2024	348,165	$140.58	231,074	$1,245,540
September 1, 2024 - September 30, 2024	822,062	$148.86	820,553	$1,123,394

(1)
Includes 1,150,107 shares purchased under our 2023 Share Repurchase Program, as well as 121,879 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)
In May 2023, our Board of Directors approved the 2023 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. In July 2024, our Board of Directors approved the 2024 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. We are not obligated to repurchase any specific dollar amount or number of shares under either of the Share Repurchase Programs and may discontinue these programs at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

On August 9, 2024, Julie H. Boushka, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of our common stock until November 14, 2025.

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

4.2

Ninth Supplemental Indenture, dated as of August 9, 2024, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resource Corp.’s Current Report on Form 8-K filed August 9, 2024 (File No. 001-34991)).

4.3	Form of Notes (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed August 9, 2024 (File No. 001-34991)).

10.1

Fifteenth Amendment to Receivables Purchase Agreement, dated as of August 26, 2024, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed August 27, 2024 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

Number	Description
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 5, 2024	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
President – Finance and Administration
(Principal Financial Officer)