Form 10-K
period 2024-12-31
Targa Resources Corp.
filed 2025-02-20
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $27,824.1 million on June 30, 2024, based on $128.78 per share, the closing price of the common stock as reported on the New York Stock Exchange (NYSE) on such date.

As of February 14, 2025, there were 218,106,765 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Total number of pages (excluding Exhibits): 137

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
•
industry changes, including the impact of consolidation, changes in competition and the addition of alternative forms of energy for oil, gas and NGLs;
•
downside commodity price volatility from a variety of potential factors that can result in lower activity in our areas of operation;
•
our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•
general economic, market and business conditions;
•
the potential impact of significant public health crises and their impact on demand for oil, gas and NGLs;
•
weather and other natural phenomena, and related impacts;
•
our ability to access the capital markets, which will depend on general market conditions, including the impact of interest rates, associated Federal Reserve policies, the economy, our credit ratings and leverage levels, and demand for our common equity, senior notes and commercial paper;
•
the amount of collateral required to be posted from time to time in our transactions;
•
the level of creditworthiness of counterparties to various transactions with us;
•
the impact of disruptions in the bank and capital markets, and our ability to obtain capital or financing on favorable terms, or at all;
•
changes in laws and regulations, particularly with regard to taxes, tariffs and international trade, safety and the protection of the environment; and
•
the risks described elsewhere in “Item 1A. Risk Factors” in this Annual Report and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

The following section of this Form 10-K generally refers to business developments during the year ended December 31, 2024. Discussion of prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Targa Resources Corp. (NYSE: TRGP) is a publicly traded Delaware corporation formed in October 2005. Targa is a leading provider of midstream services and is one of the largest independent infrastructure companies in North America. We own, operate, acquire, and develop a diversified portfolio of complementary domestic infrastructure assets.

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

The map below highlights our more significant assets as of December 31, 2024:

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

•
In August 2023, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Bull Moose plant”). The Bull Moose plant commenced operations in the first quarter of 2025.

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

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. We expect the reactivation of GCF to be complete and the facility to be operational in the first quarter of 2025.

•
In May 2023, we announced plans to construct a new 120 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 10”). Train 10 commenced operations in the fourth quarter of 2024.

•
In May 2024, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 11”). Train 11 is expected to begin operations in the third quarter of 2026.

•
In February 2025, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 12”). Train 12 is expected to begin operations in the first quarter of 2027.

NGL Pipeline Expansions

•
In November 2022, we announced plans to construct a new NGL pipeline (the “Daytona NGL Pipeline”) as an addition to our common carrier Grand Prix system. The pipeline transports NGLs from the Permian Basin and connects to the 30-inch diameter segment of Grand Prix in North Texas, where volumes are transported to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. The Daytona NGL Pipeline commenced operations in the third quarter of 2024 and is operating in conjunction with Grand Prix.

•
In February 2025, we announced an intra-Delaware Basin expansion of our Grand Prix pipeline system in the Permian Delaware. The expansion is expected to begin operations in the third quarter of 2026.

LPG Export Expansion

•
In February 2025, we announced an expansion of our LPG export capabilities at our Galena Park Marine Terminal. With the addition of a new pipeline from Mont Belvieu to Galena Park and additional refrigeration, our effective export capacity will increase up to 19 MMBbl per month, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors. The expansion is expected to be completed in the third quarter of 2027.

Joint Ventures

On July 31, 2024, we entered into an agreement with WPC Parent, LLC (“WPC”) to move forward with the construction of the Blackcomb pipeline. The Blackcomb pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas, and is expected to be in service in the second half of 2026, pending the receipt of customary regulatory and other approvals. The Blackcomb pipeline is held by a joint venture (“Blackcomb”), which is owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater Midstream, LLC, 30.4% by MPLX LP, and 19.0% by Enbridge Inc. During 2024, we made capital contributions of $28.7 million to Blackcomb.

On December 16, 2024, we completed the acquisition of the remaining 12% membership interest in Cedar Bayou Fractionators, L.P. (“CBF”) from our joint venture partner for cash consideration of $111.6 million (the “CBF Acquisition”).

On February 18, 2025, we entered into an agreement with funds managed by Blackstone to acquire their 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of approximately $1.8 billion (the “Badlands Transaction”). Following the closing of the Badlands Transaction, we will own 100% of the interest in Targa Badlands.

For additional information, see Note 4 – Acquisitions and Divestitures to our Consolidated Financial Statements.

Capital Allocation

In April 2024, we declared an increase to our quarterly common dividend to $0.75 per common share or $3.00 per common share annualized effective for the first quarter of 2024.

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

In the fourth quarter of 2024 and for the year ended December 31, 2024, we repurchased 610,683 and 5,933,050 shares of our common stock at a weighted average per share price of $176.86 and $127.20 for a total net cost of $108.0 million and $754.7 million, respectively. As of December 31, 2024, there was $1,015.4 million remaining under the Share Repurchase Programs.

Financing Activities

In August 2024, we completed an underwritten public offering of $1.0 billion aggregate principal amount of our 5.500% Senior Unsecured Notes due 2035 (the “5.500% Notes”), resulting in net proceeds of approximately $990.1 million. We used the net proceeds from the issuance to repay borrowings under the Commercial Paper Program, a portion of which were incurred to repay the remaining balance under the $1.5 billion unsecured term loan facility due July 2025 (the “Term Loan Facility”), and for general corporate purposes.

In August 2024, the Partnership amended its $600.0 million accounts receivable securitization facility (the “Securitization Facility”) to, among other things, extend the termination date of the Securitization Facility to August 29, 2025.

In February 2024, Standard & Poor’s Financial Services LLC (“S&P”) upgraded our corporate investment grade credit rating to ‘BBB’ from ‘BBB-’. In August 2024, Fitch Ratings Inc. (“Fitch”) upgraded our corporate investment grade credit rating to ‘BBB’ from ‘BBB-’. In October 2024, Moody’s Ratings (“Moody’s”) upgraded our corporate investment grade credit rating to ‘Baa2’ from ‘Baa3’.

In February 2025, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the letter of credit issuers party thereto and the other lenders party thereto (the “New TRGP Revolver”). The New TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion and matures on February 18, 2030. The maturity date is extendable, subject to the lenders’ consent, by one year up to two times. In connection with our entry into the New TRGP Revolver, we terminated our existing revolving credit facility (the “Existing TRGP Revolver”).

For additional information about our recent debt-related transactions, see Note 8 – Debt Obligations to our Consolidated Financial Statements.

Organization Structure

The diagram below shows our corporate structure as of February 20, 2025:

(1)
Common shares outstanding as of February 14, 2025.

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

Strategically located and leading infrastructure positions

We believe our assets are not easily replicated, are located in many attractive and active areas of exploration and production activity and are near key markets and logistics centers. Our gathering and processing infrastructure is located in attractive oil and gas producing basins and is well positioned within each of those basins. Activity in the shale resource plays underlying our gathering assets is driven by the economics of oil, NGL, gas and condensate production from the particular reservoirs in each play impacting the volumes of natural gas and crude oil available to us for gathering, processing and/or purchase and sale on our systems. Producers continue to focus drilling activity on their most attractive acreage, especially in the Permian Basin where we have a large, well-positioned and interconnected footprint, benefiting from rig activity in and around our systems.

As drilling in these areas continues, the supply of NGLs requiring transportation to market hubs and fractionation is expected to continue to grow. Continued demand for transportation, fractionation and export capacity is expected to lead to increased demand for other related fee-based services provided by our logistics and transportation assets as well as provide other growth opportunities. The connectivity of our gathering and processing and Downstream operations provided by Grand Prix further allows us to capture these growth opportunities. Additionally, we are one of the largest fractionators of NGLs along the Gulf Coast. Our fractionation assets are primarily located in key NGL market centers and are near and connected to key consumers of NGL products, including the petrochemical and industrial markets. Our logistics assets, including fractionation facilities, storage wells, our low ethane propane de-ethanizers, and our Galena Park Marine Terminal and related pipeline systems and interconnects, include connections to a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, interconnection and takeaway pipelines and other transportation infrastructure. The location and interconnectivity of these assets are not easily replicated, and we have additional capability to expand their capacity.

High quality and efficient assets

Our gathering and processing systems and logistics and transportation assets consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Advanced technologies have been implemented for processing plants (primarily cryogenic units utilizing centralized control systems), measurement systems (essentially all electronic and electronically linked to a central database) and operations and maintenance management systems to manage work orders and implement preventative maintenance schedules (computerized maintenance management systems). These applications have allowed proactive management of our operations resulting in lower costs and minimal downtime. We have established a reputation in the midstream industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient and reliable operation of our facilities. We will continue to pursue new contracts, cost efficiencies and operating improvements of our assets. In the past, such improvements have included new production and acreage commitments, reducing fuel gas and flare volumes and improving facility capacity and NGL recoveries. We will also continue to optimize existing plant assets to improve and maximize capacity and throughput.

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $217 million per year over the last three years. We believe that our assets are well-maintained, and we are focused on continuing to operate both our existing and new assets in a prudent, safe and cost-effective manner.

Financial flexibility

We have historically maintained sufficient liquidity and have funded our growth investments with a mix of cash flow from operations, equity, debt, asset sales and joint ventures over time in order to manage our leverage ratio. Disciplined management of liquidity, leverage and commodity price volatility allow us to be flexible in our long-term growth strategy, as well as allocating our free cash flow after dividends and share repurchases in a manner that maintains a strong credit profile.

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

Contracts for our assets in the Downstream Business are predominantly fee-based (based on volumes and contracted rates). Our contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on cash flow.

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

Gathering and Processing Segment

Our Gathering and Processing segment consists of gathering, compressing, treating, processing, transporting, and purchasing and selling natural gas and gathering, storing, terminaling and purchasing and selling crude oil. The gathering or purchasing of natural gas consists of aggregating natural gas produced from various wells through varying diameter gathering lines to processing plants. Natural gas has a widely varying composition depending on the field, the formation and the reservoir from which it is produced. The processing of natural gas consists of the extraction of embedded NGLs and the removal of water vapor and other contaminants to form (i) a stream of marketable natural gas, commonly referred to as residue gas, and (ii) a stream of mixed NGLs. Once processed, the residue gas is transported to markets through residue gas pipelines. End-users of residue gas include large commercial and industrial customers, as well as natural gas and electric utilities serving individual consumers. We sell our residue gas either directly to such end-users or to marketers into intrastate or interstate pipelines, which are typically located in close proximity or with ready access to our facilities. The gathering or purchasing of crude oil consists of aggregating crude oil production through our pipeline gathering systems, which deliver crude oil to a combination of other pipelines, rail and truck.

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

The Gathering and Processing segment’s assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays) and in the onshore and near offshore regions of the Louisiana Gulf Coast. The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 31,200 miles of natural gas pipelines and include 53 owned and operated processing plants.

The Gathering and Processing segment’s operations consist of (i) Permian Midland and Permian Delaware (also referred to as “Permian”), (ii) SouthTX, North Texas, SouthOK, WestOK (also referred to as “Central”), (iii) Coastal and (iv) Badlands, each as described below:

Permian Midland

The Permian Midland system consists of approximately 7,600 miles of natural gas gathering pipelines and 19 processing plants with an aggregate processing capacity of 3,844 MMcf/d, all located within the Permian Basin in West Texas. Eleven of these plants and approximately 5,300 miles of gathering pipelines belong to a joint venture (“WestTX”), in which we have an approximate 72.8% ownership. Exxon Mobil Corporation (“ExxonMobil”) owns the remaining interest in the WestTX system.

In response to increasing production and to meet the infrastructure needs of producers, we are constructing the Pembrook II plant, East Pembrook plant and East Driver plant, each a 275 MMcf/d cryogenic natural gas processing plant, which are expected to begin operations in the fourth quarter of 2025, the second quarter of 2026 and the third quarter of 2026, respectively.

Permian Delaware

The Permian Delaware system consists of approximately 7,400 miles of natural gas gathering pipelines and 17 processing plants with an aggregate capacity of 3,285 MMcf/d, within the Delaware Basin and Central Basin in West Texas and Southeastern New Mexico, and includes aggregate gas treating capacity of 2,337 MMcf/d in addition to six acid gas injection wells.

In response to increasing production and to meet the infrastructure needs of producers, we are constructing the Bull Moose II plant and the Falcon II plant, each a 275 MMcf/d cryogenic natural gas processing plant, which are expected to begin operations in the first quarter of 2026 and the second quarter of 2026, respectively.

SouthTX

The South Texas system contains approximately 2,100 miles of high-pressure and low-pressure gathering and transmission pipelines and three natural gas processing plants in the Eagle Ford Shale with an aggregate processing capacity of 660 MMcf/d. The South Texas system processes natural gas through the Silver Oak I, Silver Oak II and Raptor gas processing plants.

North Texas

North Texas includes the Chico gathering system in the Fort Worth Basin, which consists of approximately 4,700 miles of pipelines gathering wellhead natural gas from the Barnett Shale and Marble Falls plays for processing at the Chico plant with a processing capacity of 265 MMcf/d.

SouthOK

The SouthOK gathering system consists of approximately 1,600 miles of pipelines in 12 counties in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma.

The SouthOK gathering system includes five separate processing plants with an aggregate processing capacity of 630 MMcf/d, including: the Stonewall, Hickory Hills and Tupelo facilities, which are owned by our Centrahoma Joint Venture (“Centrahoma”), and our wholly-owned Velma and Velma V-60 plants. We have a 60% ownership interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is owned by MPLX, LP.

WestOK

The WestOK gathering system consists of approximately 6,500 miles of pipelines in 14 counties in north central Oklahoma and southern Kansas’ Anadarko Basin and includes the Woodford shale and STACK.

The WestOK system has an aggregate processing capacity of 400 MMcf/d with two separate cryogenic natural gas processing plants known as the Waynoka I and Waynoka II facilities.

Coastal

Our Coastal assets consist of approximately 1,000 miles of onshore gathering system pipelines located in Louisiana to gather and process natural gas produced from shallow-water central and western Gulf of Mexico natural gas wells, and from deep shelf and deep-water Gulf of Mexico production via connections to third-party pipelines or through pipelines owned by us. The Coastal system has an aggregate processing capacity of 2,025 MMcf/d and 11 MBbl/d of integrated fractionation capacity. The processing plants are comprised of three wholly-owned and operated plants, one partially owned and operated plant, and one partially owned, non-operated plant. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants, such as our Lowry and Gillis plants.

Badlands

Our Badlands operations are located in the Bakken and Three Forks Shale plays of the Williston Basin in North Dakota. Targa owns 55% of Targa Badlands through a joint venture with Blackstone. Targa Badlands pays a minimum quarterly distribution (“MQD”) to Blackstone and Targa, with Blackstone having a priority right to the MQDs. Additionally, Blackstone’s capital contributions have a liquidation preference upon a sale of Targa Badlands. Targa Badlands is a discrete entity and the assets and credit of Targa Badlands are not available to satisfy the debts and other obligations of Targa or its other subsidiaries. Following the closing of the Badlands Transaction, we will own 100% of the interest in Targa Badlands.

Targa Badlands includes approximately 500 miles of crude oil gathering pipelines, 120 MBbl of operational crude oil storage capacity at the Johnsons Corner Terminal, 30 MBbl of operational crude oil storage capacity at the Alexander Terminal, 30 MBbl of operational crude oil storage capacity at New Town and 25 MBbl of operational crude oil storage capacity at Stanley. Our Targa Badlands assets also include approximately 300 miles of natural gas gathering pipelines and the Little Missouri I-III natural gas processing plants, which have a processing capacity of 90 MMcf/d. Additionally, Targa operates the 200 MMcf/d Little Missouri 4 plant (“LM4 plant”), in which Targa Badlands and Hess Midstream Partners LP each own a 50% interest.

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2024:

Facility	Process Type (1)	Operated /Non-Operated	% Owned	Location	Processing Capacity (MMcf/d) (2)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (3) (4) (5)	NGL Production (MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	70.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	35.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	220.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Hopson (6)	Cryo	Operated	72.8	Midland County, TX	275.0
Pembrook (6)	Cryo	Operated	72.8	Upton County, TX	275.0
Gateway (6)	Cryo	Operated	72.8	Reagan County, TX	275.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
High Plains	Cryo	Operated	100.0	Midland County, TX	220.0
Heim (7)	Cryo	Operated	100.0	Reagan County, TX	200.0
Legacy (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Legacy II (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Greenwood (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Greenwood II (7) (8)	Cryo	Operated	100.0	Midland County, TX	275.0
				Area Total	3,844.0	2,933.1	428.4
Permian Delaware
Eunice	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (9)	Cryo	Operated	100.0	Lea County, NM	85.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Wildcat II	Cryo	Operated	100.0	Winkler County, TX	275.0
Falcon	Cryo	Operated	100.0	Culberson County, TX	275.0
Peregrine	Cryo	Operated	100.0	Culberson County, TX	275.0
Roadrunner	Cryo	Operated	100.0	Eddy County, NM	230.0
Roadrunner II (10)	Cryo	Operated	100.0	Eddy County, NM	230.0
Red Hills I	Cryo	Operated	100.0	Lea County, NM	60.0
Red Hills II	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills III	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills IV	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills V	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills VI	Cryo	Operated	100.0	Lea County, NM	230.0
Midway	Cryo	Operated	100.0	Crane County, TX	275.0
				Area Total	3,285.0	2,837.3	359.9
SouthTX
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	100.0	Bee County, TX	200.0
Raptor	Cryo	Operated	100.0	La Salle County, TX	260.0
				Area Total	660.0	325.9	32.8
North Texas
Chico	Cryo	Operated	100.0	Wise County, TX	265.0
				Area Total	265.0	186.9	22.6
SouthOK
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60 (11)	Cryo	Operated	100.0	Stephens County, OK	60.0
				Area Total	630.0	351.7	35.0
WestOK
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
				Area Total	400.0	212.8	15.1
Coastal
Gillis (12)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
Big Lake (11)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
Lowry (11)	Cryo	Operated	100.0	Cameron Parish, LA	265.0
Sea Robin (13)	Cryo	Non-operated	1.2	Vermillion Parish, LA	650.0
				Area Total	2,025.0	449.6	35.8
Badlands
Little Missouri I-III (14)	Cryo/RA	Operated	55.0	McKenzie County, ND	90.0
Little Missouri IV (15)	Cryo	Operated	27.5	McKenzie County, ND	200.0
				Area Total	290.0	136.3	16.6
				Segment System Total	11,399.0	7,433.6	946.2

(1)
Cryo – Cryogenic Processing; RA – Refrigerated Absorption Processing.
(2)
Processing capacity represents all parties’ ownership.
(3)
Plant natural gas inlet represents the volume of natural gas passing through the meter located at the inlet of the natural gas processing plant, except for Badlands which represents the total wellhead volume.
(4)
Plant natural gas inlet and NGL production volumes represent our ownership share of volumes for partially owned plants that we proportionately consolidate based on our ownership interest, including our 72.8% undivided interest in our WestTX joint venture, as well as 100% of ownership interests for our consolidated VESCO joint venture, Stonewall, Tupelo, and Hickory Hills plants.
(5)
Per day plant natural gas inlet and NGL production statistics for plants listed above are based on the number of calendar days during 2024.
(6)
Plant natural gas inlet throughput volumes and NGL production volumes for WestTX are presented on a pro-rata net basis representing our undivided ownership interest in WestTX, which we proportionately consolidate in our consolidated financial statements.
(7)
As a result of a non-consent election made by the joint owner in our WestTX Permian Basin assets, the Heim, Legacy, Legacy II, Greenwood and Greenwood II plants are 100% owned and consolidated by Targa until each plant achieves the payout event related to the non-consent election.
(8)
The Greenwood II plant commenced operations early in the fourth quarter of 2024.
(9)
The Monument plant has fractionation capacity of approximately 1.8 MBbl/d.
(10)
The Roadrunner II plant commenced operations in the second quarter of 2024.
(11)
Plant is available and operates subject to market conditions, including availability of natural gas.
(12)
The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(13)
The Sea Robin plant is temporarily shut down.
(14)
Little Missouri Trains I and II are refrigeration plants and Little Missouri Train III is a Cryo plant.
(15)
Targa owns 55% of Targa Badlands, which owns 50% of the LM4 plant, resulting in a 27.5% interest. Following the closing of the Badlands Transaction, we will own 100% of the interest in Targa Badlands, resulting in a 50% interest in the LM4 plant.

Logistics and Transportation Segment

Our Logistics and Transportation segment includes the activities and assets necessary to transport and convert mixed NGLs into NGL products and also includes other assets and value-added services described below. The Logistics and Transportation segment also includes Grand Prix and associated assets, which are generally connected to and supplied in part by our Gathering and Processing segment. Our Downstream facilities are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana. Our fractionation, pipeline transportation, storage and terminaling businesses include 2,600 miles of company-owned pipelines to transport mixed NGLs and specification products.

The Logistics and Transportation segment also transports, distributes, purchases, sells, and markets NGLs via terminals and transportation assets across the U.S. We own or market products at terminal facilities in a number of states, including Alabama, Arizona, California, Florida, Indiana, Kentucky, Louisiana, Mississippi, New Jersey, North Carolina, Pennsylvania, Tennessee, Texas and Washington. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

Transportation Pipelines

Our primary pipeline asset is Grand Prix, which connects our gathering and processing positions throughout the Permian Basin, North Texas, and Southern Oklahoma (as well as third-party positions) to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Grand Prix has the capacity to transport up to 1,000 MBbl/d of NGLs into Mont Belvieu. Our new Daytona NGL Pipeline is an addition to Grand Prix. In January 2023, we announced and closed on the acquisition of Blackstone Energy Partners’ 25% interest in Grand Prix Pipeline LLC (the “Grand Prix Transaction”). Following the closing of the Grand Prix Transaction, we own 100% of Grand Prix.

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

At our Mont Belvieu operated facility, we have nine wholly-owned fractionation trains, representing an aggregate capacity of 963.0 MBbl/d and Train 7, a 120 MBbl/d fractionation train, which is a joint venture between Targa and The Williams Companies, Inc., where Targa owns an 80% equity interest. Certain fractionation-related infrastructure for Train 7, such as storage caverns and brine handling, were funded and are owned 100% by Targa. Our fractionation trains are fully integrated with our existing Gulf Coast NGL storage, terminaling and delivery infrastructure, which includes an extensive network of connections to key petrochemical and industrial customers as well as our LPG export terminal at Galena Park on the Houston Ship Channel.

We are constructing Trains 11 and 12, both of which are wholly-owned 150 MBbl/d fractionation trains, at our Mont Belvieu operated facility, which are expected to begin operations in the third quarter of 2026 and the first quarter of 2027, respectively.

We additionally have a wholly-owned and operated fractionation facility in Lake Charles, Louisiana, representing a capacity of 55.0 MBbl/d.

We hold an equity investment in GCF, also located at Mont Belvieu. In January 2021, the GCF facility was temporarily idled. We assumed operatorship of GCF in the first half of 2021. We expect the reactivation of GCF to be complete and the facility to be operational in the first quarter of 2025.

We also own fractionation assets in Monument, New Mexico, and Gillis, Louisiana, which are included in our Gathering and Processing segment. In addition, we have a natural gasoline hydrotreater at Mont Belvieu, Texas, with a capacity of 35.0 MBbl/d that removes sulfur from natural gasoline, allowing customers to meet stringent fuel content standards.

The following table details the Logistics and Transportation segment’s fractionation and treating facilities:

Facility	Location	% Owned	Capacity (MBbl/d) (1)	Throughput 2024 (MBbl/d)
Cedar Bayou Fractionators (2)	Mont Belvieu, TX	100.0	493.0
Train 6 Fractionator	Mont Belvieu, TX	100.0	110.0
Train 7 Fractionator	Mont Belvieu, TX	80.0	120.0
Train 8 Fractionator	Mont Belvieu, TX	100.0	120.0
Train 9 Fractionator	Mont Belvieu, TX	100.0	120.0
Train 10 Fractionator	Mont Belvieu, TX	100.0	120.0
Lake Charles Fractionator (3)	Lake Charles, LA	100.0	55.0
Fractionation Total			1,138.0	936.1

Gulf Coast Fractionator (4)	Mont Belvieu, TX	38.8	135.0	—
Targa LSNG Hydrotreater	Mont Belvieu, TX	100.0	35.0	36.9

(1)
Actual fractionation capacities may vary due to the composition of the NGLs being processed and does not contemplate ethane rejection.
(2)
CBF includes five fractionation trains. Prior to the CBF Acquisition, we owned an 88% interest in CBF.
(3)
Lake Charles Fractionator runs in a mode of ethane/propane splitting for the local petrochemical market and is configured to also handle raw product.
(4)
The GCF facility was temporarily idled in January 2021. We expect the reactivation of GCF to be complete and the facility to be operational in the first quarter of 2025.

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

Across the Logistics and Transportation segment, we own 35 storage wells at our facilities with a gross NGL storage capacity of approximately 81 MMBbl and operate seven non-owned wells. The usage of these wells may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

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

The following table details the Logistics and Transportation segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2024 (MMgal)	Number of Operational Wells		Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	8,375.2	N/A		0.7
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	36,934.7	23	(2)	58.8
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	748.0	12	(3)	22.5

(1)
Volumes reflect total import and export across the dock/terminal and may include (i) volumes bound for domestic redeliveries to customer’s receipt points along the Houston Ship Channel, or elsewhere in the United States, and (ii) volumes that have also been handled primarily at the Mont Belvieu Terminal.
(2)
Excludes seven non-owned wells which we operate on behalf of Chevron Phillips Chemical Company LP. One additional well has been drilled and is being prepared for operations.
(3)
Five of 12 owned wells are leased to Citgo Petroleum Corporation under a long-term lease.

NGL Distribution and Marketing

We market our own NGL production and also purchase component NGL products from other NGL producers and marketers for resale. We also purchase NGL products for resale in our Logistics and Transportation segment.

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

As of December 31, 2024, we lease and manage 531 railcars and 131 tractors, and own eight tractors, six vacuum trucks, and two pressurized NGL barges.

The following table details the Logistics and Transportation segment’s propane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2024 (MMgal) (1)	Usable Storage Capacity (MMgal)
Greenville Terminal	100	Washington County, MS	Marine propane terminal	20.1	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	25.3	1.6
Calvert City Terminal	100	Marshall County, KY	Propane terminal	18.2	0.1
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	12.5	0.9
Hattiesburg Terminal (2)	50	Forrest County, MS	Propane terminal	382.0	190.1
Sparta Terminal	100	Sparta County, NJ	Propane terminal	12.6	0.2
Tyler Terminal	100	Smith County, TX	Propane terminal	15.7	0.2
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	15.5	0.3
Eagle Lake Transload (3)	100	Polk County, FL	Propane transload	7.1	—

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

Operational Risks and Insurance

We are subject to all risks inherent in the midstream natural gas, NGLs and crude oil businesses. These risks include, but are not limited to, explosions, fires, mechanical failure, cyberattacks, terrorist attacks, product spillage, weather, nature and inadequate maintenance of rights of way. These risks could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or environmental pollution, as well as curtailment or suspension of operations at the affected facility. We maintain, on behalf of ourselves and our subsidiaries, general public liability, property, boiler and machinery and business interruption insurance in amounts that we consider to be appropriate for such risks. Such insurance is subject to deductibles or self-insured retentions that we consider reasonable and not excessive given the insurance market environment.

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

We also face strong competition for NGL supply, logistics and export services in our Logistics and Transportation segment. Our competitors include major oil and gas producers who market NGL products for their own account and for others. Additionally, we compete with several other NGL marketing companies, trading organizations and petrochemical operators.

Human Capital

We believe that our employees are the foundation to fostering the safe operation of our assets and delivery of services to our customers. We foster a collaborative, inclusive, and safety-minded work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2024, we employed approximately 3,370 people that primarily support our operations through a wholly-owned subsidiary of ours. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

Employee Talent Development and Retention

As an infrastructure operator, we understand the importance of developing and fostering talent to ensure a skilled and talented diverse workforce both now and in the future. We value and provide opportunities for cross training and increased responsibilities, including leadership learning and formal coaching. These efforts allow us to recruit from within our organization for future vocational and occupational opportunities.

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

Interstate Natural Gas

We own (in conjunction with ExxonMobil) and operate the Driver Residue Pipeline, a gas transmission pipeline extending from our Driver processing plant in West Texas approximately 10 miles to points of interconnection with intrastate and interstate natural gas transmission pipelines. We have obtained a certificate of public convenience and necessity from FERC waiving certain of the Commission’s tariff and rate regulations. If, however, we receive a bona fide request for firm service on the Driver Residue Pipeline from a third party, FERC would reexamine the waivers it has granted us and would require us to file for authorization to offer “open access” transportation under its regulations, which would impose additional costs upon us.

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

Unless covered by a waiver, as described below, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include crude oil pipelines, refined products pipelines and NGL pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including our pipelines discussed above, use the FERC indexing methodology to change their rates. Pursuant to the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On July 26, 2024, the D.C. Circuit Court of Appeals vacated a FERC January 2022 Rehearing Order that had reduced the oil pricing index factor for oil pipelines to use for the current five-year period. On September 17, 2024, FERC issued an order reinstating the higher oil pricing index factor and indicated FERC will address additional issues related to the D.C. Circuit Court of Appeal’s decision in a subsequent order. On October 1, 2024, Targa filed to revise its rates for Targa NGL, and on October 15, 2024, Targa filed to revise its rates for Targa Gulf Coast and Grand Prix Pipeline, in each case, in accordance with the September 17, 2024, FERC order. The revised rates became effective on November 1, 2024. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking in which FERC proposed to prospectively adopt the index that was vacated by the D.C. Circuit Court of Appeals and instituted a notice-and-comment process. Subject to a final FERC order following the notice-and-comment period, the lower index of PPI-FG-0.21% may become effective for the remainder of the current five-year period starting from the date of a final FERC order and lasting through June 30, 2026. If the proposed index change becomes effective, then our FERC-regulated liquids pipelines would need to re-file their rates on a prospective basis. The comment period ended on December 20, 2024, with a possible FERC order coming in 2025.

Targa has multiple NGL pipelines that are also considered common carrier pipelines but have qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. Additionally, the crude oil pipeline system that is part of the Badlands assets operates under such a waiver, but this waiver is subject to a pending FERC proceeding as described below.

All such waivers are subject to revocation, however, should a particular pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of these pipelines no longer qualify for a waiver. In the event that FERC were to determine that one or more of these pipelines no longer qualified for a waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s) and delivery point(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. For example, on December 16, 2022, FERC initiated an investigation and established hearing procedures in FERC Docket No. OR23-2-000 to determine whether Targa’s Badlands assets continue to qualify for the waiver of applicable FERC regulatory requirements and whether Targa is providing jurisdictional transportation service on this system. An initial decision was issued by an administrative law judge on March 26, 2024, which found that Targa’s Badlands assets no longer qualify for a waiver of FERC regulatory requirements and such assets are providing jurisdictional transportation service. FERC has not yet ruled on the initial decision. If FERC affirms the initial decision, then Targa will be required to file a tariff setting the rates as well as the rules and regulations governing transportation service on these assets.

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

Our intrastate natural gas pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”) and may be required to have tariffs on file with the RRC. Some of these Texas intrastate pipelines also transport natural gas in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA, but must file the terms and conditions of transportation of natural gas under authority of Section 311 with FERC, and these terms and conditions must be “fair and equitable.” Specifically, during 2024, TPL SouthTex Transmission Company LP, Midland-Permian Pipeline LLC, Delaware-Permian Pipeline LLC and Targa SouthTex Mustang Transmission Ltd. provided NGPA Section 311 service. On December 12, 2023, Targa Midland Gas Pipeline LLC, which had previously provided NGPA section 311 service, filed to cancel its Statement of Operating Conditions for Section 311 transportation because it no longer provides NGPA Section 311 service.

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

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana. We deliver mixed and purity NGL streams out of our fractionators to and from Targa-owned storage, and to other third-party facilities and pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR. On May 9, 2019, the Louisiana Public Service Commission (“LPSC”) approved applications to register certain pipelines of Cayenne and Targa Downstream LLC in accordance with the LPSC 2015 General Order, Docket No. R-33390. LPSC regulations require that common carrier pipelines charge rates that are just and reasonable, and not unreasonably discriminatory.

EP Act of 2005

The EP Act of 2005 amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties up to a maximum amount that is adjusted annually for inflation, which for 2025 equals approximately $1.6 million per violation per day for violations of the NGA or NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce as well as entities that are otherwise subject to the NGA or NGPA. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735.

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

We own, lease and/or operate numerous properties that have been used for crude oil and natural gas midstream services for many years. Additionally, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. Under environmental laws such as CERCLA and RCRA, we could incur strict joint and several liability for remediating hydrocarbons, hazardous substances or wastes disposed of or released by us or prior owners or operators. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.

Over time, the trend in environmental and occupational health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or occupational health and safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent or costly waste management or disposal, pollution control, remediation or occupational health and safety-related requirements could have a material adverse effect on our business, results of operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on increased compliance costs arising out of such risks to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach. For more information on environmental and occupational health and safety matters, see the following Risk Factors under Part I, Item 1A. of this Form 10-K: “Our operations are subject to environmental laws and regulations and a failure to comply or an accidental release into the environment may cause us to incur significant costs and liabilities,” “We could incur significant costs in complying with stringent occupational safety and health requirements,” “Laws, regulations and executive orders limiting hydraulic fracturing activities could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets,” “Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including the potential for increasingly stringent regulations for methane and other GHG emissions from the oil and gas sectors, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide, and reduce our or our customer's ability to access capital,” and “Stakeholder and market attention to sustainability matters and disclosure obligations may impact our business.”

Pipeline Safety Matters

Many of our natural gas, NGL and crude oil pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”), along pipelines and take additional safety measures to protect people and property in these areas. Recently, PHMSA finalized adjustments to the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements. Various states have also adopted regulations, similar to existing PHMSA regulations for, and may have established agencies analogous to PHMSA to regulate, intrastate gathering and transmission lines. We currently estimate an average annual cost of approximately $12 million between 2025 and 2027 to continue our pipeline integrity management program inspections along certain segments of our natural gas and hazardous liquids pipelines. This estimate also includes the costs, if any, of repair, remediation, or preventative and mitigative actions that may be determined to be necessary as a result of the discovery of conditions during the ongoing inspection program. Additional unforeseen costs for repair, remediation, or preventative and mitigative actions could be material. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity inspections. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations. See Risk Factor “We may incur significant costs and liabilities resulting from performance of pipeline testing integrity programs and related repairs as well as from initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more rigorous enforcement of applicable legal requirements.” under Item 1A. of this Form 10-K for further discussion on pipeline safety standards, including integrity management requirements.

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

Corporation Tax Matters

As of December 31, 2024, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Federal statutes of limitations for returns filed in 2021 (for calendar year 2020) have expired. The 2019 returns under examination have a statute extension to December 2025. The statute of limitations expired on substantially all 2020 state income tax returns that were filed prior to October 15, 2021. For Texas, the statute of limitations has expired for 2020 returns (for calendar year 2019). However, tax authorities could review and adjust carryover attributes (e.g., net operating losses (“NOLs”)) generated in a closed tax year if utilized in an open tax year.

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

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the CAMT, including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the IRA, the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we are currently not an “applicable corporation”, but we are likely to become one in a subsequent year, potentially as early as 2026. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA, CAMT and the possibility that CAMT will be reduced or eliminated by the new Presidential administration, we will continue to monitor and evaluate the potential future impact to our financial statements.

Financial Information by Reportable Segment

See “Segment Information” included under Note 22 of the “Consolidated Financial Statements” for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—By Reportable Segment” for a discussion of our financial results by segment.

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
•
If third-party pipelines and other facilities interconnected to our natural gas and crude oil gathering systems, terminals and processing facilities or to our NGL pipelines, fractionators and storage facilities become partially or fully unavailable to transport natural gas, NGLs and crude oil, our revenues could be adversely affected.
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
•
Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, tax authorities successfully challenge certain of our tax positions or from changes in tax laws.
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

Risks Related to the Ownership of our Common Stock

•
Future sales of our common stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
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

Risks Related to Regulatory Matters

•
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including the potential for increasingly stringent regulations for methane and other GHG emissions from the oil and gas sector, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, reduce demand for the products and services we provide, and reduce our or our customers’ ability to access capital.
•
Stakeholder and market attention to sustainability matters and disclosure obligations may impact our business.
•
We could incur significant costs in complying with more stringent occupational safety and health requirements.
•
State laws and regulations limiting hydraulic fracturing activities could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.
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
•
We are subject to cybersecurity and data privacy laws and regulations, and we may become subject to litigation and directives relating to our processing of personal information.

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

•
general economic conditions and economic conditions impacting our primary markets, including the impact of proposed tariffs, inflation and increases in interest rates and associated changes in monetary policy;

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

•
the impact of energy conservation efforts, including the promotion of the transition to a low carbon economy;

•
stockholder activism and activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of crude oil and natural gas; and

•
the extent and nature of governmental regulation and taxation, including those related to the prorationing of oil and gas production.

Our commercial agreements across our Gathering and Processing and Logistics and Transportation businesses with our customers are predominantly fee-based arrangements, whereby we charge a fee for unit of throughput. Some of the commercial agreements in our natural gas gathering and processing business are percent-of-proceeds arrangements that expose us to commodity price risk. Certain of these have commodity price protection features. Under our percentage-of-proceeds arrangements, we generally process natural gas from producers and remit to the producers an agreed percentage of the proceeds from the sale of residue gas and NGL products at market prices or a percentage of residue gas and NGL products at the tailgate of our processing facilities. In some percent-of-proceeds arrangements, we remit to the producer a percentage of an index-based price for residue gas and NGL products, less agreed adjustments, rather than remitting a portion of the actual sales proceeds. Under these types of arrangements, our revenues and cash flows increase or decrease, whichever is applicable, as the prices of natural gas, NGLs and crude oil fluctuate, to the extent our exposure to these prices is unhedged. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

A reduction in demand for NGL products by the petrochemical, refinery or other industries or by the fuel or export markets, or a significant increase in NGL product supply relative to this demand, could materially adversely affect our business, results of operations and financial condition.

The NGL products we produce have a variety of applications, including heating fuels, petrochemical feedstocks and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry-specific economic conditions, government regulations, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), reduced demand for propane or butane exports whether for price or other reasons, increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL applications or other reasons, could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Also, increased supply of NGL products could reduce the value of NGLs handled by us and reduce the margins realized. Our NGL products and their demand are affected as follows:

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

Natural Gasoline. Natural gasoline is used as a blending component for certain refined petroleum products and as a feedstock used in the production of ethylene and propylene. Changes in the mandated composition of motor gasoline resulting from governmental regulation, and in demand for ethylene and propylene, could affect demand for natural gasoline.

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

If third-party pipelines and other facilities interconnected to our natural gas and crude oil gathering systems, terminals and processing facilities or to our NGL pipelines, fractionators and storage facilities become partially or fully unavailable to transport natural gas, NGLs and crude oil, our revenues could be adversely affected.

We depend upon third-party pipelines, storage and other facilities that provide delivery options to and from our gathering and processing facilities and our NGL pipelines, fractionators and storage facilities. Since we do not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within our control. If any of these third-party facilities become partially or fully unavailable, or if the quality specifications for their facilities change so as to restrict our ability to utilize them, our revenues could be adversely affected.

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

Moreover, we could incur significant costs to weatherize or upgrade weatherization of our facility equipment in anticipation of future weather events. For example, following Texas Governor Greg Abbott’s direction to adopt rules related to weather resiliency, in August 2022, the Texas Railroad Commission adopted the Weather Emergency Preparedness Standards rule, which requires critical gas facilities on the state’s Electricity Supply Chain Map (including gas pipelines that directly serve electricity generation) to (i) weatherize to help ensure sustained operations during a weather emergency, (ii) correct known issues that caused weather-related forced stoppages and (iii) contact the Texas Railroad Commission if a facility sustains a weather-related forced stoppage during a weather emergency. If we are required to further weatherize or update weatherization of certain facilities, we may incur significant costs to complete any additional weatherization. Additionally, issues beyond our control, such as grid reliability or the severity of any such weather event, might undermine any winterization or emergency weather preparedness efforts we make. Furthermore, our operations in western Texas and New Mexico may be sensitive to drought and restrictions on water use.

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

Our operations are subject to many hazards inherent in gathering, compressing, treating, processing, transporting, purchasing and selling natural gas; transporting, storing, fractionating, treating and purchasing and selling NGLs and NGL products, including services to LPG exporters; and gathering, storing, terminaling and purchasing and selling crude oil, including:

•
damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires, extreme temperatures, and other natural disasters, explosions, cyberattacks, and acts of terrorism;

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

These risks could result in substantial losses due to personal injury, loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental or natural resource damage, and may result in delay, curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent to our business. Additionally, while we are insured against pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. For example, following the occurrence of severe hurricanes along the U.S. Gulf Coast, insurance premiums, deductibles and co-insurance requirements increased substantially, and terms were generally less favorable than terms that could be obtained prior to such hurricanes, with some coverage unavailable at any cost. Further, due to the impacts of recent weather events, certain major insurance companies are either reducing, or no longer offering, certain coverages in Texas, among other states. If a significant accident or event occurs for which we are not fully insured or if we fail to acquire insurance for certain of our operations generally, our operations and financial results could be adversely affected.

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

The long-term impact of terrorist attacks and the threat of future terrorist attacks on our industry in general and on us in particular is not known at this time. However, resulting regulatory requirements and/or related business decisions associated with security are likely to increase our costs. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued global and domestic hostilities may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for our products, and the possibility that infrastructure facilities could be direct targets, or indirect casualties, of an act of terror.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020, require PHMSA to impose more stringent pipeline safety standards on pipeline operators. As a result of those legislative enactments, PHMSA has issued several significant rulemakings. In August 2022, PHMSA finalized the last of three rules known collectively as the “Gas Mega Rule,” which collectively, among other items, imposed safety regulations on previously unregulated onshore gas gathering lines, required updated inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities and adjusted and strengthened repair, maintenance and integrity management assessment criteria for pipelines in HCAs and non-HCAs. The rule has been subject to litigation, and in August 2024, the D.C. Circuit Court agreed with the challengers that PHMSA had failed to conduct an adequate cost-benefit analysis of four of the new standards, vacating those aspects of the rules. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and the PIPES Act of 2020, as well as any implementation of PHMSA rules thereunder, could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct business. For example, we depend on digital technologies to operate our facilities, serve our customers and record financial data. At the same time, cyber incidents, including deliberate attacks, have increased. Our technologies, systems, networks, including our operational technology systems, and those of our business partners may become the target of cyberattacks or security breaches. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could adversely disrupt our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient, and no security measure is infallible. As cyber incidents continue to evolve, we will be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Advances in computer capabilities, rapid changes and innovation in the field of artificial intelligence, cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of artificial intelligence, mobile devices, cloud computing, open source software, social media and the increased reliance on devices connected to the internet, the potential risk of security breaches and cybersecurity attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all data across our diverse systems. Our efforts to improve security and protect data may also identify previously undiscovered instances of security breaches or other cyber incidents. Our insurance coverages may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

The widespread outbreak of illnesses or any other public health crises that impacts operations and/or the global demand for energy commodities may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face risks related to major public health crises that are outside of our control and could significantly disrupt our operations and demand for our services, which could adversely affect our financial condition.

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

A reduction in divestitures of energy assets by industry participants or a decrease in opportunities for industry expansion could limit our opportunities for future growth projects or acquisitions and could adversely affect our operations and cash flows available to pay cash dividends to our stockholders.

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

We participate in several joint ventures whose corporate governance structures require at least a majority in interest vote to authorize many basic activities and require a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of these more significant activities include, among others, large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, making distributions, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business. Without the concurrence of joint venture participants holding sufficient voting interests, we may be unable to cause our joint ventures to take or not take certain actions, even though taking or preventing those actions may be in the best interests of the particular joint venture or us.

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

The rate of inflation in the U.S. began to increase significantly beginning in the second half of 2021. Although the rate of inflation has generally declined since the second half of 2022, inflationary pressures remain volatile and have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and 2023. The U.S. Federal Reserve made cuts to benchmark interest rates in 2024; however, there is no guarantee that additional cuts will occur. To the extent elevated inflation levels exist, we may experience further cost increases for our operations, including services, labor and equipment cost increases, and any subsequent increases in benchmark interest rates could have the effect of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could negatively impact the financial and operating results of our business. Additionally, there is uncertainty about the trade policies of the new Presidential administration, particularly when pertaining to treaties, tariffs and other limitations on international trade. We may experience increases in operating costs as a result of such policies.

Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and U.S. international trade policies, or any resultant changes in monetary policy, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher prices and revenues, and/or higher interest rates would negatively impact our business, financial condition and results of operations.

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

Should energy industry conditions deteriorate, there is a possibility that long-lived assets may be impaired in a future period. Any impairment charges that we may take in the future could be material to our financial statements. We cannot accurately predict the amount and timing of any impairment of long-lived assets.

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

Our future tax liability may be greater than expected if our NOL carryforwards are limited, we do not generate expected deductions, tax authorities successfully challenge certain of our tax positions or from changes in tax laws.

As of December 31, 2024, we have U.S. federal NOL carryforwards of $4.7 billion, which do not expire under current tax laws. Subject to the CAMT discussed below, we expect to be able to utilize these NOL carryforwards and generate deductions to offset all or a portion of our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change was to occur, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments.

While we expect to be able to utilize our NOL carryforwards and generate deductions to offset all or a portion of our future taxable income (subject to the CAMT discussed below), in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise) or our NOL carryforwards are subject to future limitations under Section 382, our future tax liability may be greater than expected. We cannot predict our future cash tax payments and tax liabilities given the recent change in Presidential administrations.

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

Based on our current interpretation of the IRA, the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we are currently not an “applicable corporation”, but we are likely to become one in a subsequent year, potentially as early as 2026. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for a future year. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years.

The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA, the CAMT and related guidance. In the future, the U.S. Department of the Treasury and the IRS are expected to release regulations and additional interpretive guidance relating to such legislation, and any significant variance from our current interpretation could result in a change in our analysis of the application of the CAMT to us.

Derivatives legislation and its implementing regulations could have a material adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act required the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act, and most of these regulations have been finalized.

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

Risks Related to the Ownership of our Common Stock

Future sales of our common stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We or our stockholders may sell shares of common stock in subsequent public offerings and/or private transactions. We may also issue additional shares of common stock or convertible securities. As of December 31, 2024, we had 217,763,821 outstanding shares of common stock. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

We have significant exposure to increases in interest rates. As of December 31, 2024, certain of our and the Partnership’s debt were at variable interest rates. As a result of the variable interest rates on our debt, our results of operations could be adversely affected by increases in interest rates, due to associated Federal Reserve policies or otherwise. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Our long-term unsecured debt is currently rated by Fitch, Moody’s and S&P. As of December 31, 2024, Targa’s senior unsecured debt was rated “BBB” by Fitch, “Baa2” by Moody’s and “BBB” by S&P. Any future downgrades in our credit ratings could negatively impact our cost of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

Our International Swaps and Derivatives Association agreements (“ISDAs”) contain credit-risk related contingent features. As of December 31, 2024, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $138.2 million. Our derivative positions are unsecured. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2024, we would not be required to post collateral to any counterparties per the terms of our ISDAs.

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

We may be able to incur substantial additional indebtedness in the future. The New TRGP Revolver provides an available commitment of $3.5 billion, with a requirement to maintain a minimum available borrowing capacity equal to the aggregate amount outstanding under our Commercial Paper Program, and allows us to request increases in commitments up to an additional $500.0 million. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, this could increase the risks associated with compliance with our financial covenants.

The terms of our debt agreements may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions, including to pay dividends to our stockholders.

The agreements governing our outstanding indebtedness contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests, such as:

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

Risks Related to Regulatory Matters

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including the potential for increasingly stringent regulations for methane and other GHG emissions from the oil and gas sector, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, reduce demand for the products and services we provide, and reduce our or our customers’ ability to access capital.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though laws such as the IRA advance numerous climate-related objectives. However, because the U.S. Supreme Court has held that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, in August 2022, the IRA was signed into law, which appropriates significant federal funding for renewable energy initiatives and amends the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions fee began in calendar year 2024 at $900 per ton of methane, increasing to $1,200 in 2025, and $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. In order to support implementation of the methane emissions fee, including exemptions from the same, the EPA finalized revisions to its Greenhouse Gas Reporting Rule in May 2024. The revisions amend requirements applicable to the petroleum and natural gas systems source category to ensure reporting is based on empirical data and accurately reflects total methane and waste emissions. The methane emissions fee and renewable and low carbon energy funding provisions of the law could increase our and our customers’ operating costs and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our business and results of operations. However, at this time, it remains uncertain whether the new Presidential administration will take any action to revise or repeal the methane emissions fee or if Congress may take action to repeal or revise the IRA, including with respect to the methane emissions fee.

In recent years, there has been considerable focus on the regulation of methane emissions from the oil and gas sector. In response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources known as OOOOc, in December 2023. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, and may also be repealed or modified by the Presidential administration or Congress, though we cannot predict the substance or timing of such changes, if any. Moreover, compliance with the new rules may affect the amount we owe under the IRA’s methane fee described above because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. To the extent not repealed or modified by the Presidential administration or Congress, the requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief.

Various states and groups of states have also adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on areas of coverage similar to what the federal government has or may consider, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is an agreement for nations to submit non-binding targets to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. However, in January 2025, an executive order withdrew the United States from the Paris Agreement and from any commitments made under the United Nations Framework Convention on Climate Change. Additionally, the executive order revokes any purported financial commitment made by the United States pursuant to the same. It is unclear what participation, if any, the United States will have in future United Nations climate-related efforts, and the full impact of these developments is uncertain at this time.

Governmental, scientific, and public concern from sources in the United States and across the world over the threat of climate change arising from GHG emissions has resulted in political risks that may limit hydraulic fracturing of oil and natural gas wells, restrict flaring and venting during natural gas production on government-owned properties, and ban or restrict new or existing leases for production of minerals on government-owned properties. For instance, in the United States, the prior Presidential administration issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. The use of executive orders in the United States to advance political objectives of Presidential administrations increases regulatory uncertainty for us. Other administrations may issue executive orders that are more favorable to the development and consumption of hydrocarbons. Regulations may be focused on addressing climate change and may impact the costs to produce, or demand for, oil and gas. Additionally, in April 2024, the BLM finalized a rule that would limit flaring from well sites on federal lands, as well as require an operator to submit a waste minimization plan or a self-certification statement committing the operator to capturing 100% of the gas produced from a well and pay royalties on lost gas as part of the permit application process. This rule is currently subject to litigation and its implementation has been halted in North Dakota, Texas, Utah, Montana and Wyoming. The U.S. Department of the Interior’s comprehensive review of the federal leasing program resulted in a reduction in the volume of onshore land held for lease and an increased royalty rate. Any regulatory changes that restrict or require modifications to our or our suppliers’ existing operations or future expansions plans could reduce the demand for the products and services we provide, increase our operating costs and may have a negative impact on our financial condition.

Litigation risks exist from certain cities, local governments, and other plaintiffs who may bring suit against large oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or consumers by failing to adequately disclose those impacts. Should we be targeted by such litigation, involvement in such a case could have adverse financial and reputational impacts and an unfavorable ruling could significantly impact our operations and adversely impact our financial condition.

Additionally, from time to time, certain stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have been attentive to sustainability lending, requesting additional action relating to the management of GHG emissions, and some of them may elect not to provide funding for fossil fuel energy companies. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our and our suppliers’ and customers’ businesses and operations. In addition, in March 2024, the SEC finalized a rule that would establish a framework for the reporting of climate risks, targets, and metrics. However, implementation of the rule has been stayed pending the outcome of legal challenges, and the future of the rule is uncertain at this time following the change in Presidential administrations. Separately, the State of California adopted several laws that require similar, or in some situations more extensive, disclosure. While implementing rules on certain of these laws are outstanding, both the California laws and the SEC rule, to the extent implemented, may result in increased legal, accounting and financial compliance costs for us and our suppliers and customers to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. We may also face increased litigation risks related to disclosures made pursuant to these requirements.

The potential adoption and implementation of international, federal or state legislation, regulations or other regulatory initiatives in the future that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, potential political, litigation, and financial risks may result in our oil and natural gas customers restricting or cancelling production activities, incurring potential liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

Companies across industries face scrutiny from a variety of stakeholders related to their sustainability practices. Societal expectations regarding sustainability initiatives and disclosures and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Attention to climate change, for example, may result in demand shifts for our or our customers’ hydrocarbon products and additional governmental investigations and private litigation against us or those customers.

As part of our ongoing effort to enhance our sustainability practices, our Board of Directors has established a Sustainability Committee. Committee members oversee management’s implementation of sustainability policies and procedures in coordination with other committees of the Board as appropriate. We also have a vice president of sustainability, who reports directly to our CEO and also regularly provides reports on relevant sustainability matters to our Board of Directors. We published our 2023 Sustainability Report, which provides updates on our performance related to certain sustainability topics and sets certain sustainability goals, such as reductions in methane intensity in line with the ONE Future goals. While we may elect to seek out various additional voluntary sustainability targets now or in the future, such targets are often aspirational. Moreover, despite our governance oversight in place, many of our sustainability targets and goals are ambitious, and we may not be able to adequately identify sustainability-related risks and opportunities and, further, may not be able to meet our sustainability targets and goals in the manner or on such a timeline as initially contemplated, or at all, including as a result of unforeseen costs or technical difficulties associated with achieving such results. Moreover, even if we are to achieve our targets and goals or complete other sustainability initiatives, there is no guarantee that doing so will have the desired effect. Sustainability-related actions or statements that we may make or take are sometimes based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. For example, methodologies regarding the monitoring and calculation of climate risks and GHG emissions are evolving, and it is possible that stakeholders, either currently or at some point in future, may not agree with our approach. Moreover, to the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our sustainability impact instead of actual changes in our sustainability performance. However, we cannot guarantee that there will be sufficient offsets for purchase or that, notwithstanding our reliance on any reputable third party registries, that the offsets we do purchase will successfully achieve the emissions reductions they represent. Notwithstanding our election to pursue aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles. If we fail to, or are perceived to fail to, comply with or advance certain sustainability initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters. Additionally, we and other companies in our industry publish sustainability reports that are made available to investors. Such ratings and reports are used by some investors to inform their investment and voting decisions. Certain lenders may decide not to provide funding to us or our customers’ companies based on sustainability concerns, which could adversely affect our financial condition and access to capital for potential growth projects. Investors, lenders, and other stakeholders that focus on issues related to environmental justice and natural capital may result in increased scrutiny of our processes on such issues.

Public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, such as diversity initiatives, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain sustainability statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our sustainability efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Many of our customers and suppliers may be subject to similar expectations and challenges, which may augment or create additional risks, including risks that may not be known to us.

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

State laws and regulations limiting hydraulic fracturing activities could result in restrictions, delays or cancellations in drilling and completing new oil and natural gas wells by our customers, which could adversely impact our revenues by decreasing the volumes of natural gas, NGLs or crude oil through our facilities and reducing the utilization of our assets.

While we do not conduct hydraulic fracturing, many of our oil and gas exploration and production customers do perform such activities. Hydraulic fracturing is typically regulated by state oil and gas commissions and many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including in states where we or our customers conduct operations. States could further elect to suspend or prohibit hydraulic fracturing activities in the future. While governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, non-governmental organizations may also seek to restrict hydraulic fracturing through ballot initiatives, such as those that have been pursued in Colorado. New or more stringent laws, regulations or regulatory or ballot initiatives relating to the hydraulic fracturing process could lead to our customers reducing crude oil and natural gas drilling activities using hydraulic fracturing techniques, while increased public opposition to activities using such techniques may result in operational delays, restrictions, cessations, or increased litigation. Any one or more of such developments could reduce demand for our gathering, processing and fractionation services and have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For example, in March 2023, the EPA issued its Good Neighbor Plan rule, which imposes emissions-related requirements on fossil fuel-fired power plants and other industrial users in 22 states, including Texas and Louisiana, which could reduce demand for our products and accelerate the transition away from oil and gas to other sources of energy. The Good Neighbor Plan has been stayed by the U.S. Supreme Court, although the EPA is pursuing a supplemental final action concerning the rule; in December 2024, for example, the EPA issued a notice addressing a particular concern that the U.S. Supreme Court preliminary finding had not been adequately explained upon the granting of applications to stay enforcement of the Good Neighbor Plan. While the new Presidential administration may decline to pursue the rule or take other modifying actions, such actions and their timing cannot be predicted.

There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Following legal challenges, the implementation of the most recent September 2023 rule currently varies by state, with 27 states interpreting the definition consistent with the pre-2015 regulatory regime and the changes made by the Sackett v. EPA decision, and the remaining 23 states implementing the September 2023 rule. Additionally, we cannot predict what actions the new Presidential administration may take with respect to these regulations and the timing of any such actions. As a result, there is significant uncertainty with respect to wetlands regulations under the Clean Water Act at this time. The implementation of the final rule, results of the litigation and any further expansion of the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, could lead to delays, restrictions or cessation of the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows.

Separately, Nationwide Permit (“NWP”) 12, which is available under the Clean Water Act for certain oil and gas activities, has been subject to legal challenges and regulatory revision in recent years. The Corps has been engaged in a formal review of NWP 12 as a result of these actions. However, while this review is ongoing, the Corps has resumed permitting decisions. Although we cannot predict what actions the new Presidential administration may take to revise NWP 12, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

A change in the jurisdictional characterization of some of our assets by federal, state, tribal or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may (i) cause our revenues to decline and operating expenses to increase or (ii) delay or increase the cost of expansion projects.

With the exception of the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, Midland-Permian Pipeline LLC, Delaware-Permian Pipeline LLC, and Targa SouthTex Mustang Transmission Ltd., which are each subject to FERC regulation under the NGPA or limited FERC regulation under the NGA, our natural gas pipeline operations are generally exempt from FERC regulation, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses, including certain FERC reporting and posting requirements in a given year. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. We also operate natural gas pipelines that extend from some of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Those facilities, known in the industry as “plant tailgate” pipelines, typically operate at transmission pressure levels and may transport “pipeline quality” natural gas. Because our plant tailgate pipelines are relatively short, we treat them as “stub” lines, which are exempt from FERC’s jurisdiction under the Natural Gas Act.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA up to a maximum amount that is adjusted annually for inflation, which for 2025 equals approximately $1.6 million per violation per day, as well as authority to order disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, TPL SouthTex Pipeline Company LLC, Midland-Permian Pipeline LLC, Delaware-Permian Pipeline LLC, and Targa SouthTex Mustang Transmission Ltd., have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA up to a maximum amount that is adjusted annually for inflation, which for 2025 was up to approximately $16,590 per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.” Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time.

We are subject to cybersecurity and data privacy laws and regulations, and we may become subject to litigation and directives relating to our processing of personal information.

The jurisdictions in which we operate (including the United States) have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, laws and regulations governing data privacy and unauthorized disclosure of personal information and imposing certain cybersecurity-related requirements pose increasingly complex compliance challenges. For example, Texas has enacted data privacy legislation. Some or all of such legislation will elevate our compliance costs over time. Our business involves collection, use, and other processing of personal information and personally identifiable information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, remediation costs, or mandated changes in our business practices. Each has the potential to materially impact our financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

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

No Previous Material Cybersecurity Incidents

As of the date of this report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, vendors, suppliers, customers and other business partners, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to the Company. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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

On October 15, 2020, the District Court awarded Vitol $129.0 million (plus interest) following a bench trial. In addition, the District Court awarded Vitol $10.5 million in damages for losses and demurrage on crude oil that Vitol purchased for start-up efforts. The Company appealed the award in the Fourteenth Court of Appeals in Houston, Texas. In October 2020, we sold Targa Channelview, but under the agreements governing the sale, we retained the liabilities associated with the Vitol proceedings. On September 13, 2022, the Fourteenth Court of Appeals upheld the trial court’s judgment in part with regard to the return of Vitol’s prior payments, but modified the judgment to delete Vitol’s ability to recover any damages related to losses or demurrage on crude oil. We filed a petition for review with the Supreme Court of Texas which was denied on October 20, 2023. We then filed a petition for rehearing with the Supreme Court of Texas, which was denied on April 19, 2024. On April 26, 2024, as a result of the final determination of Targa’s appeal to the Texas Supreme Court related to the Splitter Agreement, we made a cash payment of $184.8 million which included cumulative interest on the award of $55.8 million to Vitol in satisfaction of the Texas state court judgment.

Additional information required for this item is provided in Note 17 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report, which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “TRGP.” As of December 31, 2024, there were 154 stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 14, 2025, there were 218,106,765 shares of common stock outstanding.

Stock Performance Graph

The graph below compares the cumulative total return to holders of Targa Resources Corp.’s common stock, the Standard & Poor's 500 Stock Index (“S&P 500”) and the Alerian US Midstream Energy Index (“AMUS”) during the period beginning on December 31, 2019 and ending on December 31, 2024. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2019
2020
2021
2022
2023
2024
TRGP
^S&P 500
^AMUS

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Targa Resources Corp.	$100.00	$67.30	$134.60	$193.25	$233.78	$490.51
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
AMUS Index	$100.00	$75.04	$108.82	$140.99	$168.00	$253.25

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend Policy

We intend to continue to pay a quarterly dividend to our common stockholders; however, any payment of future dividends is dependent upon our financial condition, results of operations, cash flows, the level of our capital expenditures, future business prospects and any other matters that our board of directors, in consultation with management, deems relevant. Covenants contained in our debt agreements could limit the payment of dividends. For a discussion of restrictions on our and our subsidiaries’ ability to pay dividends or make distributions, please see Note 8 – Debt Obligations in our Consolidated Financial Statements.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2024.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
October 1, 2024 - October 31, 2024	325,129	$156.30	306,520	$1,075,390
November 1, 2024 - November 30, 2024	181,192	$200.06	179,702	$1,039,389
December 1, 2024 - December 31, 2024	124,610	$192.82	124,461	$1,015,387

_________________________________

(1)
Includes 610,683 shares purchased under our 2023 Share Repurchase Program, as well as 20,248 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock. See Note 21 – Compensation Plans for a discussion of our compensation plans.
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in Part IV of this Annual Report. Additional sections in this Annual Report should be helpful to the reading of our discussion and analysis, including the following: (i) a description of our business strategy found in “Item 1. Business–Overview”; (ii) a description of recent developments, found in “Item 1. Business–Recent Developments”; and (iii) a description of risk factors affecting us and our business, found in “Item 1A. Risk Factors.” Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

General Trends and Outlook

We expect our results of operations to continue to be affected by the following key trends: commodity prices, volume throughput and demand for our products and services, contract terms and mix, the impact of our hedging activities, the cost to operate and support assets, volatile capital markets and competition. These expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Our operating income generally improves in an environment of higher natural gas, NGL and condensate prices. Our processing profitability is largely dependent upon pricing and the supply of and market demand for natural gas, NGLs and condensate, both of which are beyond our control. In a declining commodity price environment, without taking into account our hedges, we will realize a reduction in cash flows under our percent-of-proceeds contracts proportionate to average price declines. While we have a significant level of margin that we derive from fee-based arrangements across our operations and particularly for our assets in the Downstream Business, our contract mix, along with our commodity hedging program, serves to mitigate the impact of commodity price movements on our cash flows. For additional information regarding our hedging activities, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2024
4th Quarter	$2.80	$0.65	$69.40
3rd Quarter	2.16	0.59	78.71
2nd Quarter	1.89	0.61	79.97
1st Quarter	2.24	0.65	75.61
2024 Average	2.27	0.63	75.92

2023
4th Quarter	$2.88	$0.60	$78.33
3rd Quarter	2.54	0.62	82.18
2nd Quarter	2.09	0.56	73.75
1st Quarter	3.45	0.70	76.11
2023 Average	2.74	0.62	77.59

(1)
Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)
“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2024: 44% ethane, 32% propane, 11% normal butane, 4% isobutane and 9% natural gasoline

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

Current economic conditions and competition for asset purchases and development opportunities could limit our ability to fully execute our growth strategy. Due to increased volatility in commodity prices and the broader market, the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all has been negatively impacted. We believe we have sufficient access to financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures in 2025 and beyond. For additional information regarding our financing activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Liquidity and Capital Resources.”

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

Adjusted Cash Flow from Operations and Adjusted Free Cash Flow

We define adjusted cash flow from operations as adjusted EBITDA less cash interest expense on debt obligations and cash taxes. We define adjusted free cash flow as adjusted cash flow from operations less maintenance capital expenditures (net of any reimbursements of project costs) and growth capital expenditures, net of contributions from noncontrolling interest and including contributions to investments in unconsolidated affiliates. Adjusted cash flow from operations and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$1,312.0	$1,345.9
Interest (income) expense, net	767.2	687.8
Income tax expense (benefit)	384.5	363.2
Depreciation and amortization expense	1,423.0	1,329.6
(Gain) loss on sale or disposition of assets	(3.1)	(5.3)
Write-down of assets	6.2	6.9
(Gain) loss from financing activities	0.8	2.1
Equity (earnings) loss	(9.4)	(9.0)
Distributions from unconsolidated affiliates	25.3	18.6
Compensation on equity grants	63.2	62.4
Risk management activities	164.6	(275.4)
Noncontrolling interests adjustments (1)	3.9	(3.7)
Litigation expense (2)	4.1	6.9
Adjusted EBITDA	$4,142.3	$3,530.0
Interest expense on debt obligations (3)	(752.4)	(675.8)
Cash taxes	(17.5)	(13.6)
Adjusted Cash Flow from Operations	$3,372.4	$2,840.6
Maintenance capital expenditures, net (4)	(231.9)	(223.4)
Growth capital expenditures, net (4)	(3,000.4)	(2,224.5)
Adjusted Free Cash Flow	$140.1	$392.7

(1)
Represents adjustments related to our subsidiaries with noncontrolling interests, including depreciation and amortization expense as well as earnings for certain plants within our WestTX joint venture not subject to noncontrolling interest.
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
(3)
Excludes amortization of interest expense. The year ended December 31, 2024 includes $55.8 million of interest expense associated with the Splitter Agreement ruling.
(4)
Represents capital expenditures, net of contributions from noncontrolling interests and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations:

	Year Ended December 31,
	2024	2023	2024 vs. 2023
	(In millions)
Revenues:
Sales of commodities	$13,891.8	$13,962.1	$(70.3)	(1%)
Fees from midstream services	2,489.7	2,098.2	391.5	19%
Total revenues	16,381.5	16,060.3	321.2	2%
Product purchases and fuel	10,703.0	10,676.4	26.6	—
Operating expenses	1,175.6	1,077.9	97.7	9%
Depreciation and amortization expense	1,423.0	1,329.6	93.4	7%
General and administrative expense	384.9	348.7	36.2	10%
Other operating (income) expense	(0.4)	1.5	(1.9)	NM
Income (loss) from operations	2,695.4	2,626.2	69.2	3%
Interest expense, net	(767.2)	(687.8)	(79.4)	12%
Equity earnings (loss)	9.4	9.0	0.4	4%
Gain (loss) from financing activities	(0.8)	(2.1)	1.3	62%
Other, net	1.2	(2.8)	4.0	NM
Income tax (expense) benefit	(384.5)	(363.2)	(21.3)	6%
Net income (loss)	1,553.5	1,579.3	(25.8)	(2%)
Less: Net income (loss) attributable to noncontrolling interests	241.5	233.4	8.1	3%
Net income (loss) attributable to Targa Resources Corp.	1,312.0	1,345.9	(33.9)	(3%)
Premium on repurchase of noncontrolling interests, net of tax	32.9	510.1	(477.2)	(94%)
Net income (loss) attributable to common shareholders	$1,279.1	$835.8	$443.3	53%
Financial data:
Adjusted EBITDA (1)	$4,142.3	$3,530.0	$612.3	17%
Adjusted cash flow from operations (1)	3,372.4	2,840.6	531.8	19%
Adjusted free cash flow (1)	140.1	392.7	(252.6)	(64%)

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

2024 Compared to 2023

Commodity sales are relatively flat reflecting lower natural gas and condensate prices ($1,242.8 million) and the unfavorable impact of hedges ($686.5 million), offset by higher NGL, natural gas and condensate volumes ($1,607.2 million), and higher NGL prices ($251.6 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, higher transportation and fractionation fees, and higher export volumes.

Product purchases and fuel are relatively flat reflecting higher NGL and natural gas volumes, offset by lower natural gas prices.

The increase in operating expenses is primarily due to higher labor, maintenance, rental and chemical costs as a result of increased activity and system expansions, partially offset by lower taxes.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the impact of system expansions on our asset base, partially offset by the shortening of depreciable lives of certain assets that were idled in 2023.

The increase in general and administrative expense is primarily due to higher compensation and benefits and professional fees.

The increase in interest expense, net, is due to recognition of cumulative interest on a 2024 legal ruling associated with the Splitter Agreement and higher borrowings, partially offset by higher capitalized interest. Higher capitalized interest is due to system expansions and higher interest rates. See Note 17 – Contingencies for additional information related to the legal ruling.

The increase in income tax expense is primarily due to the release of state valuation allowance in 2023.

The premium on repurchase of noncontrolling interests, net of tax is primarily due to the CBF Acquisition in 2024 and the Grand Prix Transaction in 2023.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Year Ended:
December 31, 2024	$2,312.4	$2,355.1	$(164.6)
December 31, 2023	2,082.2	1,948.7	275.5

Gathering and Processing Segment

	Year Ended December 31,
	2024	2023	2024 vs. 2023
	(In millions, except operating statistics and price amounts)
Operating margin	$2,312.4	$2,082.2	$230.2	11%
Operating expenses	814.6	746.6	68.0	9%
Adjusted operating margin	$3,127.0	$2,828.8	$298.2	11%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	2,933.1	2,535.2	397.9	16%
Permian Delaware	2,837.3	2,526.5	310.8	12%
Total Permian	5,770.4	5,061.7	708.7	14%

SouthTX	325.9	367.4	(41.5)	(11%)
North Texas	186.9	205.9	(19.0)	(9%)
SouthOK (5)	351.7	385.0	(33.3)	(9%)
WestOK	212.8	207.1	5.7	3%
Total Central	1,077.3	1,165.4	(88.1)	(8%)

Badlands (5) (6)	136.3	130.0	6.3	5%
Total Field	6,984.0	6,357.1	626.9	10%

Coastal	449.6	541.1	(91.5)	(17%)

Total	7,433.6	6,898.2	535.4	8%
NGL production, MBbl/d (3)
Permian Midland (4)	428.4	367.7	60.7	17%
Permian Delaware	359.9	321.6	38.3	12%
Total Permian	788.3	689.3	99.0	14%

SouthTX (5)	32.8	40.9	(8.1)	(20%)
North Texas	22.6	24.0	(1.4)	(6%)
SouthOK (5)	35.0	43.1	(8.1)	(19%)
WestOK	15.1	12.5	2.6	21%
Total Central	105.5	120.5	(15.0)	(12%)

Badlands (5)	16.6	15.5	1.1	7%
Total Field	910.4	825.3	85.1	10%

Coastal	35.8	39.2	(3.4)	(9%)

Total	946.2	864.5	81.7	9%
Crude oil, Badlands, MBbl/d	106.6	105.5	1.1	1%
Crude oil, Permian, MBbl/d	27.9	27.4	0.5	2%
Natural gas sales, BBtu/d (3)	2,780.5	2,685.8	94.7	4%
NGL sales, MBbl/d (3)	558.2	495.8	62.4	13%
Condensate sales, MBbl/d	19.3	18.5	0.8	4%
Average realized prices (7):
Natural gas, $/MMBtu	0.67	1.94	(1.27)	(65%)
NGL, $/gal	0.46	0.46	—	—
Condensate, $/Bbl	73.35	74.35	(1.00)	(1%)

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
(6)
Badlands natural gas inlet represents the total wellhead volume and includes the Targa volumes processed at the LM4 plant.
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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	43.7	$1.92	$84.1	63.2	$1.22	$77.4
NGL (MMgal)	449.8	0.04	15.8	680.3	0.07	49.9
Crude oil (MBbl)	2.1	(2.05)	(4.3)	2.4	(6.92)	(16.6)
			$95.6			$110.7

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

2024 Compared to 2023

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes which drove higher fee-based income in the Permian, partially offset by lower natural gas and condensate prices. The increase in natural gas inlet volumes was attributable to the addition of the Legacy II plant during the first quarter of 2023, the Midway plant during the second quarter of 2023, the Greenwood I and Wildcat II plants during the fourth quarter of 2023, the Roadrunner II plant during the second quarter of 2024, the Greenwood II plant during the fourth quarter of 2024, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Logistics and Transportation Segment

	Year Ended December 31,
	2024	2023	2024 vs. 2023
	(In millions, except operating statistics)
Operating margin	$2,355.1	$1,948.7	$406.4	21%
Operating expenses	362.3	332.0	30.3	9%
Adjusted operating margin	$2,717.4	$2,280.7	$436.7	19%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	800.8	635.5	165.3	26%
Fractionation volumes	936.1	798.1	138.0	17%
Export volumes (3)	423.6	365.2	58.4	16%
NGL sales	1,159.1	1,019.8	139.3	14%

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

2024 Compared to 2023

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, higher marketing margin, and higher LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, the addition of Train 9 during the second quarter of 2024, the in-service of the Daytona NGL Pipeline during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. Marketing margin increased due to greater optimization opportunities. LPG export margin increased due to higher volumes as we benefited from the completion of the export expansion project during the third quarter of 2023 and the Houston Ship Channel allowing night-time vessel transits, partially offset by maintenance and required inspections.

The increase in operating expenses was due to higher system volumes, higher compensation and benefits, higher taxes, higher repairs and maintenance and the addition of two trains during 2024.

Other

	Year Ended December 31,
	2024	2023	2024 vs. 2023
	(In millions)
Operating margin	$(164.6)	$275.5	$(440.1)
Adjusted operating margin	$(164.6)	$275.5	$(440.1)

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

Our Liquidity and Capital Resources

As of December 31, 2024, inclusive of our consolidated joint venture accounts, we had $157.3 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the New TRGP Revolver, Commercial Paper Program, Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our principal sources of short-term liquidity consist of internally generated cash flow, borrowings available under the New TRGP Revolver, as well as our right to request additional commitment increases under the New TRGP Revolver, our Commercial Paper Program, the Securitization Facility, proceeds from debt and equity offerings, and joint ventures and/or asset sales. Based on anticipated levels of operations and absent any disruptive events, we believe our liquidity is sufficient to finance our operations, capital expenditures, quarterly cash dividends and obligations, as discussed further below, for at least the next twelve months.

Our short-term liquidity on a consolidated basis as of February 18, 2025 was:

Consolidated Total
(In millions)
Cash on hand (1)	$254.5
Total availability under the Securitization Facility	600.0
Total availability under the New TRGP Revolver and Commercial Paper Program	3,500.0
4,354.5

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the New TRGP Revolver and Commercial Paper Program	(881.0)
Outstanding letters of credit under the New TRGP Revolver	(9.4)
Total liquidity	$2,864.1

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include our right to request an additional $500.0 million in commitment increases under the New TRGP Revolver, subject to the terms therein. The New TRGP Revolver matures on February 18, 2030. The maturity date is extendable, subject to the lenders’ consent, by one year up to two times.

In August 2024, the Partnership amended the Securitization Facility to, among other things, extend the termination date of the Securitization Facility to August 29, 2025.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of December 31, 2024, we had $17.6 million in letters of credit outstanding under the Existing TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of December 31, 2024 decreased $310.0 million compared to December 31, 2023. The decrease was primarily due to higher accounts payable related to capital spending on growth projects, higher product purchases and fuel payables resulting from higher NGL volumes and prices, and higher net liabilities for hedging activities, partially offset by higher receivables resulting from higher NGL volumes and prices, and a lower outstanding balance on the Securitization Facility.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements. The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the New TRGP Revolver, the Securitization Facility, and the Commercial Paper Program. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2024, we did not have any interest rate hedges.

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

For information about our debt obligations, see Note 8 – Debt Obligations to our consolidated financial statements. For information about our interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of December 31, 2024, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Year Ended December 31,
2024	2023	2024 vs. 2023
(In millions)
$3,649.7	$3,211.6	$438.1

The primary drivers of cash flows from operating activities are: (i) the collection of cash from customers from the sale of NGLs and natural gas, as well as fees for processing, gathering, export, fractionation, terminaling, storage and transportation; (ii) the payment of amounts related to the purchase of NGLs and natural gas; and (iii) the payment of other expenses, primarily field operating costs, general and administrative expense and interest expense. In addition, we use derivative instruments to manage our exposure to commodity price risk. Changes in the prices of the commodities we hedge impact our derivative settlements as well as our margin deposit requirements on unsettled futures contracts.

The increase in net cash provided by operating activities was primarily due to higher collections from customers resulting from increased revenues during 2024 compared to 2023, partially offset by an increase in payments for product purchases and fuel, lower settlements on our hedging transactions, an increase in interest payments, and a nonrecurring one-time payment associated with the Splitter Agreement ruling.

Cash Flows from Investing Activities

Year Ended December 31,
2024	2023	2024 vs. 2023
(In millions)
$(3,021.3)	$(2,400.8)	$(620.5)

The increase in net cash used in investing activities was due to higher outlays for major growth capital projects in 2024 primarily related to construction activities in the Permian region and Mont Belvieu, Texas.

Cash Flows from Financing Activities

	Year Ended December 31,
	2024	2023
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,149.9	$1,300.0
Repurchase of noncontrolling interests	(112.9)	(1,118.9)
Dividends	(615.5)	(427.3)
Contributions from (distributions to) noncontrolling interests	(220.6)	(212.4)
Repurchase of shares	(813.7)	(429.5)
Net cash provided by (used in) financing activities	$(612.8)	$(888.1)

The decrease in net cash used in financing activities was due to lower repurchases of noncontrolling interests primarily due to the Grand Prix Transaction in 2023, partially offset by higher repurchases of common stock, higher dividends paid and lower borrowings of debt in 2024. This decrease in debt borrowing activity was due to lower proceeds from senior unsecured notes, partially offset by higher net borrowings under the Commercial Paper Program, lower repayments under the Term Loan Facility in 2024, and repayments under the Existing TRGP Revolver in 2023.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Our subsidiaries that guaranteed our obligations under the Existing TRGP Revolver (the “Obligated Group”) also fully and unconditionally guaranteed, jointly and severally, the payment of TRGP’s senior unsecured notes, subject to certain limited exceptions.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	December 31, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets	$986.9	$966.3
Current assets - affiliates	1.1	11.2
Long-term assets	16,574.0	15,267.6
Total assets	$17,562.0	$16,245.1

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$2,763.0	$2,107.9
Current liabilities - affiliates	36.7	26.2
Long-term liabilities	15,120.9	13,278.8
Targa Resources Corp. stockholders’ equity (deficit)	(358.6)	832.2
Total liabilities and owners’ equity (deficit)	$17,562.0	$16,245.1

Summarized Combined Statement of Operations Information
	Year Ended December 31,
	2024	2023
	(In millions)
Revenues	$15,939.3	$15,737.0
Operating income	2,031.3	2,134.2
Net income	888.7	1,100.1

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for 2024:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
December 31, 2024	February 14, 2025	$165.1	$163.6	$1.5	$0.75000
September 30, 2024	November 15, 2024	165.2	163.5	1.7	0.75000
June 30, 2024	August 15, 2024	166.1	164.3	1.8	0.75000
March 31, 2024	May 15, 2024	168.1	166.3	1.8	0.75000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(In millions)
Capital expenditures:
Growth (1)	$2,950.1	$2,211.0
Maintenance (2)	241.7	232.6
Gross capital expenditures	3,191.8	2,443.6
Change in capital project payables and accruals, net	(226.0)	(58.2)
Cash outlays for capital projects	$2,965.8	$2,385.4

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $3,000.4 million and $2,224.5 million for the years ended December 31, 2024 and 2023.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $231.9 million and $223.4 million for the years ended December 31, 2024 and 2023.

The increase in total growth capital expenditures was primarily due to system expansions in the Permian region in response to forecasted production growth and higher activity levels, and expansions in our downstream business. The increase in total maintenance capital expenditures was primarily due to our growing infrastructure footprint. Future capital expenditures may vary based on investment opportunities and maintenance capital requirements.

Off-Balance Sheet Arrangements

As of December 31, 2024, there were $73.8 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

We have invested in entities that are not consolidated in our financial statements. For information on our obligations with respect to these investments, as well as our obligations with respect to related letters of credit, see Note 7 – Investments in Unconsolidated Affiliates and Note 8 – Debt Obligations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term cash obligations. The following is a summary of our material future contractual obligations:

Contractual Obligations:	Total	Within 12 Months
	(in millions)
Long-term debt obligations (1)	$13,664.9	$—
Interest on debt obligations (2)	7,031.9	758.3
Operating leases (3)	134.1	22.2
Finance leases (4)	335.3	70.3
Land site lease and rights of way (5)	333.1	9.3
Purchase obligations (6)	2,736.9	1,316.3
Other long-term liabilities (7)	123.2	17.9
Total	$24,359.4	$2,194.3

(1)
Represents scheduled future maturities of long-term debt obligation and excludes the Securitization Facility. See Note 8 - Debt Obligations for more information.
(2)
Represents interest expense on long-term debt obligations based on both fixed debt interest rates and prevailing December 31, 2024 rates for floating debt. See Note 8 - Debt Obligations for more information.
(3)
Includes minimum payments on operating lease obligations for compressors, office space and railcars. See Note 10 - Leases for more information.
(4)
Includes minimum payments on finance lease obligations for compressors, substations, vehicles and tractors. See Note 10 - Leases for more information.
(5)
Land site lease and rights of way provide for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual. See Note 16 - Commitments for more information.
(6)
Includes commitments for pipeline capacity payments for firm transportation and throughput and deficiency agreements, purchase of natural gas and NGLs, capital expenditures, operating expenses and service contracts. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2024.
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

Business Acquisitions

For business acquisitions, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Goodwill results when the cost of a business acquisition exceeds the fair value of the net identifiable assets of the acquired business. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, pricing and cash flows, benchmark analysis of comparable public companies, discount rates, expectations regarding customer contracts and relationships, and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest in the investee, the duration of each liability, and any resulting goodwill can materially impact the financial statements in periods after acquisition. See Note 4 – Acquisitions and Divestitures in our Consolidated Financial Statements.

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

If the carrying amount exceeds the expected future undiscounted cash flows, we recognize a non-cash pre-tax impairment charge equal to the excess of net book value over fair value. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our asset groups are derived from current business plans, which are developed using near-term price and volume projections reflective of the current environment and management's projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include volume projections, operating costs, timing of incurring such costs and the use of an appropriate terminal value and discount rate. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our long-lived assets and the recognition of additional impairments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2024, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2024:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(162.8)	$(105.6)	$(219.9)
NGLs	(20.4)	33.1	(74.0)
Crude oil	11.0	51.7	(29.7)
Total	$(172.2)	$(20.8)	$(323.6)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the years ended December 31, 2024 and 2023, our operating revenues increased (decreased) by $(245.4) million and $441.1 million as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net asset position of $74.4 million at December 31, 2023 to a net liability position of $172.2 million at December 31, 2024. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the New TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of December 31, 2024, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the New TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of December 31, 2024, we had $1.5 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $14.6 million based on our December 31, 2024 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and would reduce our maximum loss due to counterparty credit risk by $13.4 million as of December 31, 2024. The range of losses attributable to our individual counterparties as of December 31, 2024 would be between $0.0 million and $3.8 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $2.5 million as of both December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, no customer comprised 10% or greater of our consolidated revenues.

Item 8. Financial Statements and Supplementary Data

Our “Consolidated Financial Statements,” together with the report of our independent registered public accounting firm, begin on page F-1 in this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and President – Finance and Administration (Principal Financial Officer), has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and President – Finance and Administration (Principal Financial Officer) have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and President – Finance and Administration (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)
Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(b)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As discussed elsewhere in this Annual Report, on February 18, 2025, we entered into the New TRGP Facility, the obligations under which are guaranteed by each of Targa Resources GP LLC, Targa Energy GP LLC, Targa Resources LLC, Targa Resources Partners LP, Targa Energy LP, Targa GP Inc., Targa LP Inc., and Targa Resources Finance Corporation. In connection with the concurrent termination of the Existing TRGP Facility, the guarantees of our subsidiary guarantors, other than those of the aforementioned guarantors of the New TRGP Facility, were each released with respect to TRGP’s senior unsecured notes, the Partnership’s unsecured notes and the Commercial Paper Program.

Certain of the lenders under the New TRGP Facility, or their respective affiliates, have performed investment banking, financial advisory and commercial banking services for us and certain of our affiliates, for which they have received customary compensation, and they may continue to do so in the future. Our affiliates have entered into derivative financial transactions with affiliates of Bank of America, N.A., and certain of the other lenders on terms it believes to be customary in connection with these transactions.

Rule 10b-5 Trading Plans

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors of the Company and the executive officers of the Company are:

Name	Age (1)	Position
Matthew J. Meloy	46	Chief Executive Officer and Director
Patrick J. McDonie	64	President – Gathering and Processing
D. Scott Pryor	61	President – Logistics and Transportation
Jennifer R. Kneale	46	President – Finance and Administration
Robert M. Muraro	48	Chief Commercial Officer
William A. Byers	48	Chief Financial Officer
Gerald R. Shrader	65	Executive Vice President, General Counsel and Secretary
Julie H. Boushka	61	Senior Vice President and Chief Accounting Officer
J. Christopher Eklof (2)	55	Vice President – Financial Controller
Paul W. Chung	64	Chairman of the Board of Directors
Joe Bob Perkins	64	Director
Rene R. Joyce	77	Director
Charles R. Crisp	77	Director
Laura C. Fulton	61	Director
Waters S. Davis, IV	71	Director
Beth A. Bowman	68	Director
Lindsey M. Cooksen	42	Director
R. Keith Teague	60	Director
Caron A. Lawhorn	63	Director

__________________________

(1)
Ages as of December 31, 2024.
(2)
Mr. Eklof was not an executive officer of the Company as of December 31, 2024. Mr. Eklof is designated as Senior Vice President and Chief Accounting Officer of the Company effective March 1, 2025.

Matthew J. Meloy has served as Chief Executive Officer and a director of the Company since March 1, 2020. He also served as a director of Targa Resources GP LLC (the “General Partner”), the general partner of the Partnership between March 2020 and May 2021. Mr. Meloy has also served as Chief Executive Officer of the General Partner since March 2020. Mr. Meloy previously served as President of the Company and the General Partner between March 2018 and March 2020. Mr. Meloy also served as Executive Vice President and Chief Financial Officer of the Company and the General Partner between May 2015 and February 2018. He also served as Treasurer of the Company and the General Partner until December 2015. Mr. Meloy previously served as Senior Vice President, Chief Financial Officer and Treasurer of the Company between October 2010 and May 2015 and of the General Partner between December 2010 and May 2015. He also served as Vice President—Finance and Treasurer of the Company between April 2008 and October 2010, and as Director, Corporate Development of the Company between March 2006 and March 2008 and of the General Partner between March 2006 and March 2008. He served as Vice President—Finance and Treasurer of the General Partner between April 2008 and December 15, 2010. Mr. Meloy was with The Royal Bank of Scotland in the structured finance group, focusing on the energy sector from October 2003 to March 2006. Mr. Meloy’s extensive knowledge of the Company’s operational and strategic initiatives and capital investment program, attained from his service as President for two years and Chief Financial Officer for eight years, combined with his experience in the finance industry, brings operational, financial and capital markets experience to the Board.

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

Jennifer R. Kneale has served as President—Finance and Administration of the Company and the General Partner since July 2024. Ms. Kneale previously served as the Chief Financial Officer of the Company and the General Partner between March 2018 and July 2024. She also served as Treasurer of the Company between September 2022 and April 2023 and of the General Partner between August 2022 and April 2023. Ms. Kneale previously served as Vice President—Finance of the Company and the General Partner between December 2015 and February 2018. She also served as Senior Director, Finance of the Company and the General Partner between March 2015 and December 2015. She also served as Director, Finance of the Company and the General Partner between May 2013 and February 2015. Prior to that, Ms. Kneale spent more than eleven years in the financial services industry, primarily in roles in private equity, asset management and investment banking, most recently with Tudor, Pickering, Holt & Co. in its energy private equity group, TPH Partners.

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

William A. Byers has served as the Chief Financial Officer of the Company and the General Partner since July 2024. Mr. Byers previously served as Chief Financial Officer at Manchester Energy, LLC between June 2022 and June 2024. He also served as Executive Vice President and Chief Financial Officer at Navitas Midstream Partners, LLC between August 2014 and February 2022. Prior to that, Mr. Byers worked in investment banking focused on the energy sector for 14 years and was most recently a Managing Director for Barclays.

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

J. Christopher Eklof will serve as Senior Vice President and Chief Accounting Officer of the Company and the General Partner effective March 1, 2025. Mr. Eklof has served as Vice President – Financial Controller of the Company and the General Partner since May 2022 and for various subsidiaries of the Company since December 2021. Mr. Eklof previously served as Vice President - Operational Controller of the Company between May 2019 and May 2022 and for various subsidiaries of the Company between April 2019 and December 2021. He also served in various roles with the Company’s subsidiaries between July 2010 and April 2019, including leading the financial reporting and technical accounting functions. Prior to joining the Company, Mr. Eklof served as Vice President of Accounting for J.P. Morgan’s energy trading business from October 2007 to June 2010 and served in the audit practice of PricewaterhouseCoopers LLP for eight years. Mr. Eklof will replace Ms. Boushka as Senior Vice President and Chief Accounting Officer of the Company on the effective date of his appointment.

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

R. Keith Teague has served as a director of the Company since February 2024. Mr. Teague served as the Chief Operating Officer of Tellurian, Inc. and its predecessors from October 2016 to July 2022. Prior to joining Tellurian Investments LLC, Mr. Teague served in various leadership roles at Cheniere Energy Inc. (“Cheniere”), including Executive Vice President, Asset Group from February 2014 to September 2016, Senior Vice President – Asset Group from April 2008 to February 2014, Vice President – Pipeline Operations from May 2006 to April 2008, and Director of Facility Planning from February 2004 to May 2006. From December 2001 to September 2003, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies. He began his career with Texas Eastern Transmission Corporation, where he managed pipeline operations and facility expansion projects. Mr. Teague previously served as a director on the Board of Cheniere Energy Partners, L.P., a publicly traded subsidiary partnership of Cheniere, from April 2008 to October 2016 and previously served on the Board of Directors for the Interstate Natural Gas Association of America (INGAA), and the Board and Executive Committee of the INGAA Foundation. Mr. Teague’s engineering and business educational background, his experience on a publicly traded partnership Board, and his extensive project execution experience provide the Board with valued perspective related to energy infrastructure development and operations.

Caron A. Lawhorn has served as a director of the Company since March 2024. Ms. Lawhorn served as Senior Vice President and Chief Financial Officer of ONE Gas, Inc. (NYSE: OGS) from March 2019 until her retirement in December 2023. Prior to that role, Ms. Lawhorn served at OGS as Senior Vice President, Commercial, responsible for the commercial activities of OGS’ three natural gas distribution utilities, as well as overseeing the company’s information technology and cybersecurity function, from OGS’ separation from ONEOK, Inc. (NYSE: OKE) into a standalone, publicly traded company in January 2014. Ms. Lawhorn served in the same role at OKE prior to the separation. Before that, she served as President of OKE’s natural gas distribution segment. From July 2009 until March 2011, she served as Senior Vice President, Corporate Planning and Development of OKE and ONEOK Partners, responsible for business development, strategic and long-range planning, and capital investment. Ms. Lawhorn became Senior Vice President and Chief Accounting Officer for OKE in 2007, adding responsibility for ONEOK Partners in 2008. Prior to that, she served as Senior Vice President of Financial Services and Treasurer of OKE. Ms. Lawhorn joined OKE in 1998, after serving as a Senior Manager at KPMG and Chief Financial Officer of Emergency Medical Services Authority in Tulsa. She also serves as a director of AAON, Inc. (NASDAQ: AAON), where she has chaired the audit committee since 2019. Ms. Lawhorn’s extensive background in various accounting, finance, operational and executive positions, including her experience as a financial executive of a publicly traded energy company, provides the Board with significant accounting and financial expertise. Additionally, Ms. Lawhorn’s previous experience in overseeing information technology and cybersecurity matters also provides the Board with valuable cybersecurity experience.

The information required in response to this item not otherwise provided herein will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

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

4.4*	Description of Securities Registered Under Section 12 of the Exchange Act.

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

4.19

Supplemental Indenture dated June 27, 2024 to Indenture dated October 17, 2017 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 1, 2024 (File No. 001-34991)).

4.20

Indenture dated as of January 17, 2019 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 23, 2019 (File No. 001-33303)).

4.21

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

4.22

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

4.23

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

4.24

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

4.25

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

4.27

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

4.28

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

4.29

Supplemental Indenture dated April 12, 2023 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.30

Supplemental Indenture dated June 27, 2024 to Indenture dated January 17, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 1, 2024 (File No. 001-34991)).

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

4.40

Supplemental Indenture dated June 27, 2024 to Indenture dated November 27, 2019 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 1, 2024 (File No. 001-34991)).

4.41

Indenture dated as of August 18, 2020 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 21, 2020 (File No. 001-33303)).

4.42

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

4.43

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

4.44

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

4.45

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

4.46

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

4.47

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

4.48

Supplemental Indenture dated April 12, 2023 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.49

Supplemental Indenture dated June 27, 2024 to Indenture dated August 18, 2020 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 1, 2024 (File No. 001-34991)).

4.50

Indenture dated as of February 2, 2021 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 5, 2021 (File No. 001-33303)).

4.51

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

4.52

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

4.53

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

4.54

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

4.55

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

4.56

Supplemental Indenture dated April 12, 2023 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.57

Supplemental Indenture dated June 27, 2024 to Indenture dated February 2, 2021 among the Guaranteeing Subsidiary, Targa Resources Partners LP, Targa Resources Partners Finance Corporation, the other Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed August 1, 2024 (File No. 001-34991)).

4.58

Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.59

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

4.61

Second Supplemental Indenture dated as of June 22, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Targa Resources Corp.’s Post-Effective Amendment No. 1 to Form S-3 filed June 22, 2022 (Registration No. 333-263730)).

4.62

Third Supplemental Indenture, dated as of July 7, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.63	Form of Notes (included in Exhibit 4.62 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.64

Fourth Supplemental Indenture dated as of August 2, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.65

Fifth Supplemental Indenture, dated as of January 9, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed January 9, 2023 (File No. 001-34991)).

4.66	Form of Notes (included in Exhibit 4.65 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 9, 2023 (File No. 001-34991)).

4.67

Sixth Supplemental Indenture, dated as of April 12, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

4.68

Seventh Supplemental Indenture, dated as of November 9, 2023, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed November 9, 2023 (File No. 001-34991)).

4.69	Form of Notes (included in Exhibit 4.68 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed November 9, 2023 (File No. 001-34991)).

4.70

Eighth Supplemental Indenture, dated as of June 27, 2024, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.11 to Targa Resource Corp.’s Post-Effective Amendment No. 3 to Form S-3 filed July 26, 2024).

4.71

Ninth Supplemental Indenture, dated as of August 9, 2024, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resource Corp.’s Current Report on Form 8-K filed August 9, 2024 (File No. 001-34991)).

4.72	Form of Notes (included in Exhibit 4.71 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed August 9, 2024 (File No. 001-34991)).

10.1*	Credit Agreement dated as of February 18, 2025, by and among Targa Resources Corp., Bank of America, N.A., and the other parties signatory thereto.

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

10.6+*	Form of Performance Share Unit Grant Agreement, dated as of January 16, 2025 under Targa Resources Corp. 2010 Stock Incentive Plan.

10.7+

Omnibus Amendment to Restricted Stock Unit Grant Agreements, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001-34991)).

10.8+

Form of Restricted Stock Unit Agreement, dated as of January 18, 2024 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-34991)).

10.9+

Form of Restricted Stock Unit Agreement under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-34991)).

10.10+

Targa Resources Corp. 2020 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed January 23, 2020 (File No. 001-34991)).

10.11+

Targa Resources Executive Officer Change in Control Severance Program (incorporated by reference to Exhibit 10.3 to Targa Resources Corp.’s Current Report on Form 8-K filed January 19, 2012 (File No. 001-34991)).

10.12+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-34991)).

10.13

Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.14

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

10.15

Purchase and Sale Agreement, dated January 10, 2013, between the originators from time to time party thereto as Originators and Targa Receivables LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.16

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

10.17

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

10.18

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

10.19

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

10.20

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

10.21+

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

10.22

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

10.23

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

10.24

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

10.25

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

10.26

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

10.27

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

10.28

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.29

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

19.1*	Targa Resources Corp. Insider Trading Policy.

21.1*	List of Significant Subsidiaries of Targa Resources Corp.

22.1*	List of Subsidiary Guarantors.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Targa Resources Corp. Incentive Compensation Recovery Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-34991)).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: February 20, 2025	By:	/s/ Jennifer R. Kneale
Jennifer R. Kneale
President – Finance and Administration
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025.

Signature	Title (Position with Targa Resources Corp.)

/s/ Matthew J. Meloy	Chief Executive Officer and Director
Matthew J. Meloy	(Principal Executive Officer)

/s/ Jennifer R. Kneale	President – Finance and Administration
Jennifer R. Kneale	(Principal Financial Officer)

/s/ Julie H. Boushka	Senior Vice President and Chief Accounting Officer
Julie H. Boushka	(Principal Accounting Officer)

/s/ Paul W. Chung	Chairman of the Board and Director
Paul W. Chung

/s/ Beth A. Bowman	Director
Beth A. Bowman

/s/ Lindsey M. Cooksen	Director
Lindsey M. Cooksen

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Waters S. Davis, IV	Director
Waters S. Davis, IV

/s/ Laura C. Fulton	Director
Laura C. Fulton

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Caron A. Lawhorn	Director
Caron A. Lawhorn

/s/ Joe Bob Perkins	Director
Joe Bob Perkins

/s/ R. Keith Teague	Director
R. Keith Teague

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Targa Resources Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and series A preferred stock and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Derivative Instruments and Hedging Activities

As described in Note 13 to the consolidated financial statements, the primary purpose of management’s commodity risk management activities is to manage the Company’s exposure to commodity price risk and reduce volatility in operating cash flow due to fluctuations in commodity prices. Management has entered into derivative instruments to hedge the commodity price risks. As of December 31, 2024, there were $87.1 million of assets from risk management activities and $259.3 million of liabilities from risk management activities. The fair value of the derivative instruments was determined by the use of present value methods with assumptions about commodity prices based on those observed in underlying markets.

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

February 20, 2025

We have served as the Company’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$157.3	$141.7
Trade receivables, net of allowances of $2.5 million and $2.5 million as of December 31, 2024 and 2023	1,618.3	1,471.0
Inventories	334.3	371.5
Assets from risk management activities	61.8	111.9
Other current assets	124.6	98.5
Total current assets	2,296.3	2,194.6
Property, plant and equipment, net	18,062.7	15,806.4
Intangible assets, net	1,977.4	2,350.6
Long-term assets from risk management activities	25.3	33.3
Investments in unconsolidated affiliates	193.3	146.3
Other long-term assets	179.1	140.6
Total assets	$22,734.1	$20,671.8

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,012.5	$1,574.9
Accrued liabilities	336.0	281.7
Interest payable	269.1	229.6
Liabilities from risk management activities	167.3	54.0
Current debt obligations	387.7	620.7
Total current liabilities	3,172.6	2,760.9
Long-term debt	13,786.9	12,333.2
Long-term liabilities from risk management activities	92.0	16.8
Deferred income taxes, net	872.1	535.8
Other long-term liabilities	392.3	415.1
Commitments and Contingencies (see Notes 16 and 17)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of December 31, 2024 and 2023)	0.2	0.2
Issued Outstanding
December 31, 2024 241,764,105 217,763,821
December 31, 2023 240,095,699 222,611,259
Additional paid-in capital	3,089.1	3,058.8
Retained earnings (deficit)	1,190.0	492.0
Accumulated other comprehensive income (loss)	27.5	85.6
Treasury stock, at cost (24,000,284 shares and 17,484,440 shares as of December 31, 2024 and 2023)	(1,714.4)	(896.9)
Total Targa Resources Corp. stockholders’ equity	2,592.4	2,739.7
Noncontrolling interests	1,825.8	1,870.3
Total owners’ equity	4,418.2	4,610.0
Total liabilities and owners’ equity	$22,734.1	$20,671.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$13,891.8	$13,962.1	$19,066.0
Fees from midstream services	2,489.7	2,098.2	1,863.8
Total revenues	16,381.5	16,060.3	20,929.8
Costs and expenses:
Product purchases and fuel	10,703.0	10,676.4	16,882.1
Operating expenses	1,175.6	1,077.9	912.8
Depreciation and amortization expense	1,423.0	1,329.6	1,096.0
General and administrative expense	384.9	348.7	309.7
Other operating (income) expense	(0.4)	1.5	0.2
Income (loss) from operations	2,695.4	2,626.2	1,729.0
Other income (expense):
Interest expense, net	(767.2)	(687.8)	(446.1)
Equity earnings (loss)	9.4	9.0	9.1
Gain (loss) from financing activities	(0.8)	(2.1)	(49.6)
Gain (loss) from sale of equity method investment	—	—	435.9
Other, net	1.2	(2.8)	(15.1)
Income (loss) before income taxes	1,938.0	1,942.5	1,663.2
Income tax (expense) benefit	(384.5)	(363.2)	(131.8)
Net income (loss)	1,553.5	1,579.3	1,531.4
Less: Net income (loss) attributable to noncontrolling interests	241.5	233.4	335.9
Net income (loss) attributable to Targa Resources Corp.	1,312.0	1,345.9	1,195.5
Premium on repurchase of noncontrolling interests, net of tax	32.9	510.1	53.2
Dividends on Series A Preferred Stock	—	—	30.0
Deemed dividends on Series A Preferred Stock	—	—	215.5
Net income (loss) attributable to common shareholders	$1,279.1	$835.8	$896.8

Net income (loss) per common share - basic	$5.77	$3.69	$3.95
Net income (loss) per common share - diluted	$5.74	$3.66	$3.88
Weighted average shares outstanding - basic	220.2	224.6	227.3
Weighted average shares outstanding - diluted	221.3	226.0	231.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024			2023			2022
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(In millions)

Net income (loss)			$1,553.5			$1,579.3			$1,531.4
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(7.5)	$1.7	(5.8)	$193.4	$(44.3)	149.1	$(5.6)	$1.3	(4.3)
Settlements reclassified to revenues	(67.8)	15.5	(52.3)	(153.4)	35.2	(118.2)	373.0	(83.1)	289.9
Other comprehensive income (loss)	(75.3)	17.2	(58.1)	40.0	(9.1)	30.9	367.4	(81.8)	285.6
Comprehensive income (loss)			1,495.4			1,610.2			1,817.0
Less: Comprehensive income (loss) attributable to noncontrolling interests			241.5			233.4			335.9
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,253.9			$1,376.8			$1,481.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,553.5	$1,579.3	$1,531.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	14.8	13.2	10.5
Compensation on equity grants	63.2	62.4	57.5
Depreciation and amortization expense	1,423.0	1,329.6	1,096.0
(Gain) loss on sale or disposition of assets	(3.1)	(5.3)	(9.6)
Write-downs of assets	6.2	6.9	9.8
Accretion of asset retirement obligations	10.6	5.9	4.8
Deferred income tax expense (benefit)	367.0	349.6	125.1
Equity (earnings) loss of unconsolidated affiliates	(9.4)	(9.0)	(9.1)
Distributions of earnings received from unconsolidated affiliates	19.8	13.1	12.2
Risk management activities	164.6	(275.4)	302.5
(Gain) loss from financing activities	0.8	2.1	49.6
(Gain) loss from sale of equity method investment	—	—	(435.9)
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(75.0)	(20.6)	219.7
Inventories	33.5	36.0	(236.2)
Accounts payable, accrued liabilities and other liabilities	40.7	68.2	(383.0)
Interest payable	39.5	55.6	35.5
Net cash provided by (used in) operating activities	3,649.7	3,211.6	2,380.8
Cash flows from investing activities
Outlays for property, plant and equipment	(2,965.8)	(2,385.4)	(1,334.3)
Outlays for business acquisition, net of cash acquired	—	—	(3,503.9)
Outlays for asset acquisition, net of cash acquired	—	—	(205.2)
Proceeds from sale of assets	3.3	4.7	23.0
Investments in unconsolidated affiliates	(62.9)	(24.6)	(1.5)
Proceeds from sale of equity method investment	—	—	857.0
Return of capital from unconsolidated affiliates	5.5	5.5	16.8
Other, net	(1.4)	(1.0)	(1.6)
Net cash provided by (used in) investing activities	(3,021.3)	(2,400.8)	(4,149.7)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings under credit facilities	—	—	5,845.0
Repayments of credit facilities	—	(290.0)	(5,555.0)
Proceeds from borrowings of commercial paper notes	85,430.5	59,002.8	30,504.3
Repayments of commercial paper notes	(84,475.0)	(59,836.5)	(29,495.6)
Proceeds from borrowings under term loan facility	—	—	1,500.0
Repayments of term loan facility	(500.0)	(1,000.0)	—
Proceeds from borrowings under accounts receivable securitization facility	775.0	143.1	1,230.0
Repayments of accounts receivable securitization facility	(1,020.0)	(368.1)	(580.0)
Proceeds from issuance of senior unsecured notes	999.4	3,727.7	2,741.4
Redemption of senior unsecured notes	—	—	(1,473.2)
Principal payments of finance leases	(50.1)	(42.9)	(19.7)
Costs incurred in connection with financing arrangements	(9.9)	(36.1)	(45.7)
Repurchases of common stock	(754.7)	(373.7)	(224.8)
Shares tendered for tax withholding obligations	(56.4)	(55.8)	(35.8)
Contributions from noncontrolling interests	12.0	9.7	26.1
Distributions to noncontrolling interests	(232.6)	(222.1)	(316.4)
Repurchase of noncontrolling interests	(112.9)	(1,118.9)	(926.3)
Redemption of Series A Preferred Stock	—	—	(965.2)
Dividends paid to common and Series A Preferred shareholders	(615.5)	(427.3)	(379.7)
Other, net	(2.6)	—	—
Net cash provided by (used in) financing activities	(612.8)	(888.1)	1,829.4
Net change in cash and cash equivalents	15.6	(77.3)	60.5
Cash and cash equivalents, beginning of period	141.7	219.0	158.5
Cash and cash equivalents, end of period	$157.3	$141.7	$219.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)

Balance, December 31, 2021	228,221	$0.2	$4,268.9	$(1,822.3)	$(230.9)	7,884	$(204.1)	$3,166.9	$5,178.7	$749.7
Compensation on equity grants	—	—	57.5	—	—	—	—	—	57.5	—
Dividend equivalent rights	—	—	(7.1)	—	—	—	—	—	(7.1)	—
Shares issued under compensation program	1,834	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(601)	—	—	—	—	601	(35.8)	—	(35.8)	—
Repurchases of common stock	(3,412)	—	—	—	—	3,412	(224.8)	—	(224.8)	—
Series A Preferred Stock dividends
Dividends - $47.50 per share	—	—	—	(30.0)	—	—	—	—	(30.0)	—
Dividends in excess of retained earnings	—	—	(30.0)	30.0	—	—	—	—	—	—
Deemed dividends - redemption of Series A Preferred Stock	—	—	(215.5)	—	—	—	—	—	(215.5)	—
Common stock dividends
Dividends - $1.40 per share	—	—	—	(318.3)	—	—	—	—	(318.3)	—
Dividends in excess of retained earnings	—	—	(318.3)	318.3	—	—	—	—	—	—
Redemption of Series A Preferred Stock	—	—	—	—	—	—	—	—	—	(749.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(354.5)	(354.5)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26.1	26.1	—
Repurchase of noncontrolling interests, net of tax	—	—	(53.2)	—	—	—	—	(857.9)	(911.1)	—
Other comprehensive income (loss)	—	—	—	—	285.6	—	—	—	285.6	—
Net income (loss)	—	—	—	1,195.5	—	—	—	335.9	1,531.4	—
Balance, December 31, 2022	226,042	0.2	3,702.3	(626.8)	54.7	11,897	(464.7)	2,316.5	4,982.2	—
Compensation on equity grants	—	—	62.4	—	—	—	—	—	62.4	—
Dividend equivalent rights	—	—	(2.3)	(1.6)	—	—	—	—	(3.9)	—
Shares issued under compensation program	2,156	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(716)	—	—	—	—	716	(55.8)	—	(55.8)	—
Repurchases of common stock	(4,871)	—	—	—	—	4,871	(373.7)	—	(373.7)	—
Excise tax on repurchases of common stock	—	—	—	—	—	—	(2.7)	—	(2.7)	—
Common stock dividends
Dividends - $1.85 per share	—	—	—	(419.0)	—	—	—	—	(419.0)	—
Dividends in excess of retained earnings	—	—	(193.5)	193.5	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(230.0)	(230.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.7	9.7	—
Repurchase of noncontrolling interests, net of tax	—	—	(510.1)	—	—	—	—	(459.3)	(969.4)	—
Other comprehensive income (loss)	—	—	—	—	30.9	—	—	—	30.9	—
Net income (loss)	—	—	—	1,345.9	—	—	—	233.4	1,579.3	—
Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY AND SERIES A PREFERRED STOCK

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total	Series A
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’	Preferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity	Stock
	(In millions, except shares in thousands)
Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0	$—
Compensation on equity grants	—	—	63.2	—	—	—	—	—	63.2	—
Dividend equivalent rights	—	—	—	(3.8)	—	—	—	—	(3.8)	—
Shares issued under compensation program	1,669	—	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(583)	—	—	—	—	583	(56.4)	—	(56.4)	—
Repurchases of common stock	(5,933)	—	—	—	—	5,933	(754.7)	—	(754.7)	—
Excise tax on repurchases of common stock	—	—	—	—	—	—	(6.4)	—	(6.4)	—
Common stock dividends
Dividends - $2.75 per share	—	—	—	(610.2)	—	—	—	—	(610.2)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(229.0)	(229.0)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12.0	12.0	—
Repurchase of noncontrolling interests, net of tax	—	—	(32.9)	—	—	—	—	(69.0)	(101.9)	—
Other comprehensive income (loss)	—	—	—	—	(58.1)	—	—	—	(58.1)	—
Net income (loss)	—	—	—	1,312.0	—	—	—	241.5	1,553.5	—
Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2	$—

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1 — Organization and Operations

Our Organization

Targa Resources Corp. (NYSE: TRGP) owns, operates, acquires, and develops a diversified portfolio of complementary domestic infrastructure assets.

In this Annual Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or “TRGP” are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership”. Targa consolidates the Partnership and its subsidiaries under accounting principles generally accepted in the United States of America (“GAAP”), and the accompanying consolidated financial statements have been prepared under the rules and regulations of the SEC. Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

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

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2024 and 2023, and the results of operations, comprehensive income (loss), cash flows, and changes in owners’ equity for the years ended December 31, 2024, 2023 and 2022. We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

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

As of December 31, 2024, our consolidated joint ventures include the following:

Gathering and Processing Segment

•
60% ownership interest in Centrahoma Processing LLC;
•
55% ownership interest in Targa Badlands (see Note 4 – Acquisitions and Divestitures for additional information related to Targa Badlands);
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

As of December 31, 2024, our investments in unconsolidated affiliates include the following:

Gathering and Processing Segment

•
50% ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Transportation Segment

•
50% ownership interest in Cayenne Pipeline, LLC (“Cayenne”);
•
38.8% ownership interest in Gulf Coast Fractionators (“GCF”); and
•
17.5% ownership interest in Blackcomb as defined in Note 4 – Acquisitions and Divestitures.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates and judgments are based on information available at the time such estimates and judgments are made. Changes in facts and circumstances may result in revised estimates and actual results could differ materially from those estimates. Estimates and judgments are used in, among other things, (i) estimating unbilled revenues, product purchases, property, plant and equipment, operating and general and administrative cost accruals, (ii) developing fair value assumptions, including estimates of future cash flows and discount rates, (iii) analyzing long-lived assets for possible impairment, (iv) estimating the useful lives of assets and (v) estimating contingencies, guarantees and indemnifications.

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

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This documentation includes the specific identification of the hedging instrument and the hedged item, the nature of the risk being hedged and the manner in which the hedging instrument’s effectiveness will be assessed. At the inception of the cash flow hedging relationship and on an ongoing basis, we assess whether the derivatives used in hedging transactions are highly effective in achieving the offset of changes in cash flows attributable to the hedged risk.

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

We will discontinue cash flow hedge accounting on a prospective basis when a hedge instrument is terminated, ceases to be highly effective or the forecasted transaction is no longer probable to occur. Gains and losses deferred in AOCI related to cash flow hedges for which hedge accounting has been discontinued remain deferred until the forecasted transaction occurs. If it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument in AOCI are reclassified to earnings immediately.

Fair Value Measurements

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

Swaps that do not have observable market prices or implied volatilities for substantially the full term of the derivative asset or liability are reported at fair value using Level 3 inputs. The fair value of these swaps is determined using a discounted cash flow valuation technique based on a commodity forward curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

Property, Plant and Equipment

Property, plant and equipment is recorded at acquisition cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The determination of the useful lives of property, plant and equipment requires us to make various assumptions, including our expected use of the asset and the supply of, and demand for, hydrocarbons in the markets served, normal wear and tear of the facilities, and the extent and frequency of maintenance programs. Upon disposition or retirement of property, plant and equipment, any gain or loss is recorded to Other operating (income) expense in the Consolidated Statements of Operations.

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

If the carrying amount exceeds the expected future undiscounted cash flows, we recognize a non-cash pre-tax impairment loss equal to the excess of net book value over fair value. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our asset groups are derived from current business plans, which are developed using near-term price and volume projections reflective of the current environment and management's projections for long-term average prices and volumes. In addition to near and long-term price assumptions, other key assumptions include volume projections, operating costs, timing of incurring such costs, and the use of an appropriate terminal value and discount rate. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our long-lived assets and the recognition of additional impairments. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

Goodwill

Goodwill is a residual intangible asset that results when the cost of an acquisition exceeds the fair value of the net identifiable assets of the acquired business. Goodwill is not subject to amortization but is tested for impairment at least annually. This test requires us to attribute goodwill to an appropriate reporting unit, which is an operating segment or one level below an operating segment (also known as a component). We evaluate goodwill for impairment on November 30 of each year, or whenever impairment indicators are present. If applicable, prior to us conducting the goodwill impairment test, we complete a review of the carrying values of our long-lived assets, including property, plant and equipment and other intangible assets. If it is determined that the carrying values are not recoverable, we reduce the carrying values of the long-lived assets pursuant to our policy on impairment of long-lived assets.

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

For certain assets, we cannot reasonably estimate the fair value of the ARO because the associated assets have indeterminate lives based on our expected continued use of the assets with proper maintenance. Assets with indeterminate useful lives include: (i) assets constructed on land owned by Targa, and (ii) active pipelines. Our intent and practice is to maintain our assets to prolong their useful lives. Management expects demand for hydrocarbons, both domestically and internationally, to exist for the foreseeable future. We record AROs for these assets in the period in which sufficient information becomes available for us to reasonably estimate the settlement dates.

Our obligations are estimated based on discounted cash flow (“DCF”) estimates. Over time, the ARO liability is accreted to its present value as a period cost and the capitalized amount is depreciated over the asset’s respective useful life. At least annually, we review the projected timing and amount of AROs and reflect revisions as an increase or decrease in the carrying amount of the liability and the basis in the underlying asset. Upon settlement, we recognize any difference between the recorded amount and the actual settlement cost as a gain or loss.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt and any original issue discount or premium are deferred and charged to interest expense over the term of the related debt. Debt issuance costs related to revolving credit facilities and the $1.5 billion unsecured term loan facility due July 2025 (the “Term Loan Facility”) are amortized on a straight-line basis and those related to long-term debt are amortized using the effective-interest method. Debt issuance costs related to revolving credit facilities are presented as other long-term assets, and debt issuance costs related to long-term debt obligations with scheduled maturities are reflected as a deduction to the carrying amount of long-term debt on the Consolidated Balance Sheets. Gains or losses on debt repurchases, redemptions and debt extinguishments include the write-off of any associated unamortized debt issuance costs.

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

Commercial Paper Program

Under the terms of the unsecured commercial paper note program (the “Commercial Paper Program”), we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid, and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $3.5 billion, subject to documentation requirements of the Commercial Paper Program. We maintain a minimum available borrowing capacity under the $3.5 billion TRGP senior revolving credit facility (the “New TRGP Revolver” as defined in Note 8 – Debt Obligations) equal to the aggregate amount outstanding under the Commercial Paper Program to support our issued commercial paper notes. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the New TRGP Revolver.

The outstanding borrowings of the commercial paper program are classified as noncurrent because we have the intent and ability to refinance the borrowings on a long-term basis through the New TRGP Revolver. We confirm, on a quarterly basis, that there is sufficient liquidity under the New TRGP Revolver to refinance outstanding borrowings of the Commercial Paper Program and such liquidity is not overcommitted for other anticipated uses.

As the outstanding borrowings of the Commercial Paper Program are included as part of long-term debt (i.e., classified as noncurrent), we report Commercial Paper Program borrowings and repayments gross on the Consolidated Statements of Cash Flows (consistent with the presentation of cash flows associated with the revolving credit facility).

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss) (“OCI”), which includes changes in the fair value of derivative instruments that are designated as cash flow hedges.

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

We also have certain contracts that contain provisions in which customers provide contributions in aid of construction in exchange for Targa constructing assets to fulfill the services in the contract. In general, these arrangements result in deferred revenue, which will be recognized over the contract term.

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

Share-Based Compensation

We award share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units and performance share units. Compensation expense on our equity-classified awards is recorded at grant-date fair value. Compensation expense is recognized in general and administrative expense over the requisite service period of each award, and forfeitures are recognized as they occur. We may purchase a portion of the shares issued to satisfy employees’ tax withholding obligations on vested awards. These shares are recorded in treasury stock, at cost, and cash paid is classified as a financing activity in our Consolidated Statements of Cash Flows. All excess tax benefits and tax deficiencies related to share-based compensation are recognized as income tax benefit or expense in our Consolidated Statements of Operations, with the tax effects of exercised or vested awards treated as discrete items in the reporting period which they occur. Excess tax benefits are classified as an operating activity in our Consolidated Statements of Cash Flows.

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

EPS is net income (loss) attributable to common shareholders less earnings allocated to participating securities divided by the sum of the weighted-average number of common shares outstanding. Earnings are allocated to common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings to the extent that each security participates in earnings. Diluted EPS includes any dilutive effect of preferred stock, unvested restricted stock, restricted stock units and performance share units. The dilutive effect is calculated through the application of the two-class method. During a period of net loss or negative undistributed earnings, the two-class method is not applicable.

Leases

We recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•
A lease liability, which is a lessee’s obligation to make lease payments arising from a lease.
•
A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We determine if an arrangement is or contains a lease at inception. Leases with an initial term of twelve months or less are considered short-term leases, which are excluded from the balance sheet. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of future lease payments over the lease term. The right-of-use asset also includes any lease prepayments and excludes lease incentives. We made an accounting policy election to combine lease and non-lease components for both arrangements in which Targa is the lessee or lessor. As most of the Company’s leases do not provide an implicit interest rate, we use our incremental borrowing rate as the discount rate to compute the present value of our lease liability. The discount rate applied is determined based on information available on the date of adoption for all leases existing as of that date, and on the date of lease commencement for all subsequent leases.

Our lease arrangements may include variable lease payments based on an index or market rate, or may be based on performance. For variable lease payments based on an index or market rate, we estimate and apply a rate based on information available at the commencement date. Variable lease payments based on performance are excluded from the calculation of the right-of-use asset and lease liability, and are recognized in our Consolidated Statements of Operations when the contingency underlying such variable lease payments is resolved. Our lease terms may include options to extend or terminate the lease. Such options are included in the measurement of our right-of-use asset and liability at commencement, provided we determine that we are reasonably certain to exercise the option.

45Q Tax Credits

We earn tax credits under Internal Revenue Code Section 45Q through our carbon capture and sequestration activities. We recognize 45Q tax credits by analogy to the grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure Assistance, as other operating income in our Consolidated Statements of Operations based on the volume of captured carbon sequestered and dollar value of the tax credit during the period in which captured carbon is sequestered underground. We recognize realized 45Q tax credits as a reduction to income taxes payable because the tax credits reduce Targa’s future quarterly estimated cash tax payments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The disclosures required in the amendments apply retrospectively to all prior periods presented in the financial statements. We adopted this ASU on October 1, 2024, and applied the amendments to all prior periods presented in our consolidated financial statements. See Note 22 – Segment Information.

Recently issued accounting pronouncements not yet adopted

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

Note 4 — Acquisitions and Divestitures

Delaware Basin Acquisition

In July 2022, we completed the acquisition of all of the interests in Lucid Energy Delaware, LLC (“Lucid”) from Riverstone Holdings LLC and Goldman Sachs Asset Management for approximately $3.5 billion in cash (the “Delaware Basin Acquisition”), subject to customary closing adjustments. We received a final net working capital adjustment payment of approximately $11.4 million in the fourth quarter of 2022. We funded the acquisition with (i) $1.5 billion in proceeds drawn under the Term Loan Facility, which was terminated in May 2024, (ii) $750.0 million in aggregate principal amount of our 5.200% Senior Unsecured Notes due 2027 (the “5.200% Notes”) and $500.0 million in aggregate principal amount of our 6.250% Senior Unsecured Notes due 2052 (the “6.250% Notes”) pursuant to an underwritten public offering that closed in July 2022 and (iii) $800.0 million drawn on the $2.75 billion senior revolving credit facility entered into with Bank of America, N.A., as the Administrative Agent, Collateral Agent, and Swing Line Lender, and the other lenders party thereto in February 2022 (the “Existing TRGP Revolver”). We recorded $16.9 million of debt issuance costs related to the Term Loan Facility, the 5.200% Notes and the 6.250% Notes in our Consolidated Balance Sheets. See Note 8 – Debt Obligations for further details on our financing activities.

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

The Delaware Basin Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), expectations regarding customer contracts and relationships, tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 14 – Fair Value Measurements. These inputs require judgments and estimates at the time of a fair value assessment is required.

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

The fair values of the tangible and intangible assets are Level 3 measurements in the fair value hierarchy. The fair value of the intangible assets was determined by applying a discounted cash flow approach, which utilized a discount rate of approximately 19% based on our estimate of the risk that a theoretical market participant would assign to the intangible assets, and customer attrition rates of approximately 5%.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the year ended December 31, 2022 as if the Delaware Basin Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

Year Ended December 31, 2022
Pro Forma
Revenues	$21,268.9
Net income	1,477.4

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
•
Excludes $14.4 million of acquisition-related costs incurred as of December 31, 2022 from pro forma net income for the year ended December 31, 2022;
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

In May 2022, we completed the sale of Targa GCX Pipeline LLC, which held a 25% equity interest in GCX, to a third party for $857.0 million (the “GCX Sale”). As a result of the GCX Sale, we recognized a gain of $435.9 million in Gain (loss) from sale of equity method investment in our Consolidated Statements of Operations in 2022. See Note 7 – Investments in Unconsolidated Affiliates for further discussion on the GCX Sale.

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

On July 31, 2024, we entered into an agreement with WPC Parent, LLC (“WPC”) to move forward with the construction of the Blackcomb pipeline. The Blackcomb pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas, and is expected to be in service in the second half of 2026, pending the receipt of customary regulatory and other approvals. The Blackcomb pipeline is held by a joint venture (“Blackcomb”), which is owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater Midstream, LLC, 30.4% by MPLX LP, and 19.0% by Enbridge Inc. We apply the equity method of accounting for Blackcomb. During 2024, we made capital contributions of $28.7 million to Blackcomb and paid $1.6 million in associated professional and legal fees. For additional information see Note 7 – Investments in Unconsolidated Affiliates.

On December 16, 2024, we completed the acquisition of the remaining 12% membership interest in Cedar Bayou Fractionators, L.P. (“CBF”) from our joint venture partner for cash consideration of $111.6 million (the “CBF Acquisition”). The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the consideration in excess of the carrying amount, net of tax, was $32.9 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

On February 18, 2025, we entered into an agreement with funds managed by Blackstone to acquire their 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of approximately $1.8 billion (the “Badlands Transaction”). Following the closing of the Badlands Transaction, we will own 100% of the interest in Targa Badlands.

Note 5 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment and Intangible Assets

	December 31, 2024	December 31, 2023	Estimated Useful Lives (In Years)
Gathering systems	$11,575.0	$10,858.3	5 to 20
Processing and fractionation facilities	9,543.3	8,285.5	5 to 25
Terminaling and storage facilities	1,469.1	1,403.9	5 to 25
Transportation assets	4,131.5	3,294.0	10 to 50
Other property, plant and equipment	537.7	430.5	3 to 50
Land	198.6	185.0	—
Construction in progress	1,702.9	1,456.1	—
Finance lease right-of-use assets	401.3	351.9	5 to 14
Property, plant and equipment	29,559.4	26,265.2
Accumulated depreciation, amortization and impairment	(11,496.7)	(10,458.8)
Property, plant and equipment, net	$18,062.7	$15,806.4

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,400.6)	(2,027.4)
Intangible assets, net	$1,977.4	$2,350.6

For each of the years ended December 31, 2024, 2023 and 2022 depreciation expense was $1,049.8 million, $945.6 million and $853.8 million, respectively.

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

For each of the years ended December 31, 2024, 2023 and 2022 amortization expense was $373.2 million, $384.0 million and $242.2 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $326.0 million, $279.8 million, $252.2 million, $234.0 million and $214.1 million for each of the years 2025 through 2029. As of December 31, 2024, the weighted average amortization period for our intangible assets was approximately 10 years.

The changes in our intangible assets are as follows:

	December 31, 2024	December 31, 2023
Balance at beginning of period	$2,350.6	$2,734.6
Amortization	(373.2)	(384.0)
Balance at end of period	$1,977.4	$2,350.6

Note 6 — Goodwill

As of December 31, 2024, we had $45.2 million of goodwill included in Other long-term assets on the Consolidated Balance Sheets related to the March 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin.

	December 31, 2024	December 31, 2023
Permian Midland	$23.2	$23.2
Permian Delaware	22.0	22.0
Goodwill	$45.2	$45.2

The future cash flows and resulting fair values of these reporting units are sensitive to changes in crude oil, natural gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

As described in Note 3 – Significant Accounting Policies, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. For our 2024, 2023 and 2022 annual evaluations, we performed a qualitative assessment, which indicated that it is not more likely than not that the fair values of the Permian Midland and Permian Delaware reporting units were less than their carrying amounts, and therefore, a quantitative goodwill impairment test was not necessary. Our qualitative assessment considered, among other things, the overall financial performance and future outlook of the Permian Midland and Permian Delaware reporting units, industry and market considerations, and other relevant entity-specific events.

The fair value measurements utilized for the evaluation of goodwill for impairment are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in Note 14 – Fair Value Measurements. These inputs require significant judgments and estimates at the time a fair value assessment is required.

Note 7 — Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•
50% operated ownership interest in Little Missouri 4.

Logistics and Transportation Segment

•
38.8% operated ownership interest in GCF;
•
50% operated ownership interest in Cayenne; and
•
17.5% non-operated ownership interest in Blackcomb.

The terms of these joint venture agreements do not afford us the degree of control required for consolidating the entities in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

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

In July 2024, we entered into an agreement with WPC to move forward with the construction of the Blackcomb pipeline.

See Note 4 – Acquisitions and Divestitures for additional information related to the above transactions.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2021	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2022
GCX	$421.0	$5.7	$(14.3)	$(412.4)	$—	$—
Little Missouri 4	98.1	5.5	(12.9)	—	—	90.7
GCF (1)	28.8	(3.2)	—	—	1.5	27.1
T2 Eagle Ford (2)	21.9	(0.6)	(0.8)	(20.5)	—	—
T2 LaSalle (2)	4.2	(0.3)	—	(3.9)	—	—
Cayenne	12.5	2.0	(1.0)	—	—	13.5
Total	$586.5	$9.1	$(29.0)	$(436.8)	$1.5	$131.3

	Balance at December 31, 2022	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2023
Little Missouri 4	$90.7	$7.7	$(11.3)	$—	$—	$87.1
GCF (1)	27.1	(4.1)	(2.0)	—	24.6	45.6
Cayenne	13.5	5.4	(5.3)	—	—	13.6
Total	$131.3	$9.0	$(18.6)	$—	$24.6	$146.3

	Balance at December 31, 2023	Equity Earnings (Loss)	Cash Distributions	Disposition/ Consolidation	Contributions	Balance at December 31, 2024
Little Missouri 4	$87.1	$14.4	$(17.2)	$—	$—	$84.3
GCF (1)	45.6	(11.8)	—	—	32.6	66.4
Cayenne	13.6	6.8	(8.1)	—	—	12.3
Blackcomb	—	—	—	—	30.3	30.3
Total	$146.3	$9.4	$(25.3)	$—	$62.9	$193.3

(1)
In January 2021, the GCF facility was temporarily idled and Targa assumed operatorship in the first half of 2021. In January 2023, we reached an agreement with our partners to reactivate the GCF facility. We expect the reactivation of GCF to be complete and the facility to be operational in the first quarter of 2025.
(2)
Following the closing of the South Texas Acquisition in April 2022, the T2 Joint Ventures are 100% owned and consolidated by Targa.

Note 8 — Debt Obligations

	December 31, 2024	December 31, 2023
Current:
Partnership accounts receivable securitization facility, due August 2025 (1)	$330.0	$575.0
Finance lease liabilities	57.7	45.7
Current debt obligations	387.7	620.7

Long-term:
Term loan facility, variable rate, due July 2025 (2)	—	500.0
TRGP senior revolving credit facility, variable rate, due February 2027 (3)	1,130.5	175.0
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
Unamortized discount	(29.4)	(29.5)
Senior unsecured notes issued by the Partnership: (4)
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	13,635.5	12,179.9
Debt issuance costs, net of amortization	(89.0)	(90.8)
Finance lease liabilities	240.4	244.1
Long-term debt	13,786.9	12,333.2
Total debt obligations	$14,174.6	$12,953.9
Irrevocable standby letters of credit: (3)
Letters of credit outstanding under the TRGP senior revolving credit facility	$17.6	$22.3

(1)
As of December 31, 2024, the Partnership had $330.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $270.0 million of availability.
(2)
On May 21, 2024, we repaid the remaining balance and subsequently terminated the Term Loan Facility. As a result of the repayment, we recorded a loss due to debt extinguishment of $0.8 million.
(3)
We maintain the Commercial Paper Program, the borrowings of which are supported through maintaining a minimum available borrowing capacity under the New TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program. As of December 31, 2024, the Existing TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $1,130.5 million in borrowings outstanding, resulting in approximately $1,601.9 million of available liquidity, after accounting for outstanding letters of credit.
(4)
We guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2024:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
Existing TRGP Revolver and Commercial Paper Program	4.8% - 6.2%	5.7%
Securitization Facility	5.2% - 6.4%	6.1%
Term Loan Facility (1)	6.7% - 6.8%	6.7%

(1)
Interest rates were calculated through the redemption date of May 21, 2024.

Compliance with Debt Covenants

As of December 31, 2024, we were in compliance with the covenants contained in our various debt agreements.

We and certain of our subsidiaries are parties to a parent guarantee whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of all of the obligations of the Partnership and Targa Resources Partners Finance Corporation (together with the Partnership, the “Partnership Issuers”) under the respective indentures governing the Partnership Issuers’ senior unsecured notes.

Debt Obligations

Partnership’s Accounts Receivable Securitization Facility

The Securitization Facility provides up to $600.0 million of borrowing capacity at SOFR rates plus a margin. In August 2024, the Partnership amended the Securitization Facility to, among other things, extend the termination date of the Securitization Facility to August 29, 2025. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

New TRGP Credit Agreement

In February 2025, the Company entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the letter of credit issuers party thereto and the other lenders party thereto (the “New TRGP Revolver”). The New TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the New TRGP Revolver) and a swing line sub-facility of up to $150.0 million. The New TRGP Revolver matures on February 18, 2030. We will be able to extend the maturity date, subject to the required lenders’ consent, by one year up to two times.

The revolving credit facility bears interest at the Company’s option at: (a) the Base Rate (as such term is defined in the New TRGP Revolver), which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the New TRGP Revolver) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.0% to 0.625%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that has been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which is subject to a floor of 0.0% and includes, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin ranging from 1.00% to 1.625%, dependent on the Company’s Debt Rating.

The Company is required to pay a commitment fee equal to an applicable rate ranging from 0.10% to 0.275% (dependent on the Company’s Debt Rating), in each case times the actual daily unused portion of the revolving credit facility.

The obligations under the New TRGP Revolver are guaranteed by Targa Resources GP LLC, Targa Energy GP LLC, Targa Resources LLC, Targa Resources Partners LP, Targa Energy LP, Targa GP Inc., Targa LP Inc., and Targa Resources Finance Corporation. The New TRGP Revolver shall also be guaranteed by each existing and future direct and indirect wholly-owned subsidiary of the Company that is an obligor on or otherwise guarantees the obligations in respect of the existing notes indebtedness of Targa Resources Partners LP.

The New TRGP Revolver requires the Company to maintain a Consolidated Leverage Ratio (as such term is defined in the New TRGP Revolver), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 5.50 to 1.00. For any four-fiscal-quarter-period during which a material acquisition occurs, the total leverage ratio may, at the Company’s option, be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal-quarter-period.

The New TRGP Revolver restricts the Company’s ability to make dividends to stockholders if an event of default (as defined in the New TRGP Revolver) exists or would result from such distribution. In addition, the New TRGP Revolver contains various covenants that may limit, among other things, the Company’s ability to grant liens, merge or consolidate, and engage in transactions with affiliates and the ability of the Company’s non-guarantor subsidiaries to incur indebtedness.

The New TRGP Revolver also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder.

Existing TRGP Credit Agreement

In February 2022, the Company entered into the Existing TRGP Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, the Letter of Credit issuers party thereto and the lenders party thereto. The Existing TRGP Revolver provided for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the Existing TRGP Revolver) and a swing line sub-facility of up to $100.0 million. The Existing TRGP Revolver was scheduled to mature on February 17, 2027. In connection with entering into the New TRGP Revolver, we terminated the Existing TRGP Revolver.

In February 2022, TRGP and the Partnership received a corporate investment grade credit rating from Standard & Poor’s Financial Services LLC (“S&P”) and Fitch Ratings Inc., and in March 2022, the Partnership received a corporate investment grade credit rating from Moody’s Ratings (“Moody’s”). As a result, in accordance with the Existing TRGP Revolver, the collateral under the Existing TRGP Revolver was released from the liens securing our obligations thereunder.

The revolving credit facility bore interest at the Company’s option at: (a) the Base Rate (as such term is defined in the Existing TRGP Revolver), which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the Existing TRGP Revolver) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.125% to 0.75%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt was outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that had been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which included, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin ranging from 1.125% to 1.75%, dependent on the Company’s Debt Rating.

The Company was required to pay a commitment fee equal to an applicable rate ranging from 0.125% to 0.35% (dependent on the Company’s Debt Rating), in each case times the actual daily unused portion of the revolving credit facility.

The obligations under the Existing TRGP Revolver were guaranteed by certain of the domestic subsidiaries of the Company, including by the Partnership.

The Existing TRGP Revolver required the Company to maintain a ratio of consolidated funded indebtedness to consolidated adjusted EBITDA (the “Consolidated Leverage Ratio”), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 5.50 to 1.00.

The Existing TRGP Revolver restricted the Company’s ability to make dividends to stockholders if an event of default (as defined in the Existing TRGP Revolver) existed or would have resulted from such distribution. In addition, the Existing TRGP Revolver contained various covenants that may have limited, among other things, the Company’s ability to incur subsidiary indebtedness, grant liens, make investments, repay or amend the terms of certain other indebtedness, merge or consolidate, sell assets, and engage in transactions with affiliates.

Commercial Paper Program

In July 2022, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $3.5 billion, subject to documentation requirements of the Commercial Paper Program. We maintain a minimum available borrowing capacity under the New TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program to support our issued commercial paper notes. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the New TRGP Revolver. The commercial paper notes are presented in Long-term debt on our Consolidated Balance Sheets.

TRGP’s Senior Unsecured Notes

All issues of our senior unsecured notes (the “TRGP Notes”) rank pari passu with our existing and future senior indebtedness, including debt issued under the New TRGP Revolver and the Commercial Paper Program, and rank senior in right of payment to any of our future subordinated indebtedness. The TRGP Notes are unconditionally guaranteed by certain of our subsidiaries that guarantee the New TRGP Revolver. Each guarantee ranks equally in right of payment with all of such guarantor’s existing and future unsecured senior debt and other unsecured guarantees of senior debt. The notes and the guarantees are effectively junior to any secured indebtedness of ours or any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the notes. Interest on all issues of TRGP Notes is payable semi-annually.

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

Senior Unsecured Notes Issuances

In April 2022, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.200% Senior Unsecured Notes due 2033 (the “4.200% Notes”) and (ii) $750.0 million aggregate principal amount of our 4.950% Senior Unsecured Notes due 2052 (the “4.950% Notes”), resulting in net proceeds of approximately $1.5 billion. The 4.200% Notes and the 4.950% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the New TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 4.200% Notes and the 4.950% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain First Supplemental Indenture, dated as of April 6, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. A portion of the net proceeds from the issuance was used to fund the concurrent cash tender offer (the “March Tender Offer”) and the subsequent redemption of the Partnership’s 5.875% Senior Unsecured Notes due April 2026 (the “5.875% Notes”), with the remainder of the net proceeds used for repayment of the outstanding borrowings under the Existing TRGP Revolver. See “Debt Repurchases and Extinguishments” for further details of the March Tender Offer.

In July 2022, we completed an underwritten public offering of the 5.200% Notes and the 6.250% Notes, resulting in net proceeds of approximately $1.2 billion. The 5.200% Notes and the 6.250% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the New TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 5.200% Notes and the 6.250% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Third Supplemental Indenture, dated as of July 7, 2022, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used the net proceeds from the issuance to fund a portion of the Delaware Basin Acquisition.

In January 2023, we completed an underwritten public offering of (i) $900.0 million aggregate principal amount of our 6.125% Senior Unsecured Notes due 2033 (the “6.125% Notes”) and (ii) $850.0 million aggregate principal amount of our 6.500% Senior Unsecured Notes due 2053 (the “January 2023 6.500% Notes”), resulting in net proceeds of approximately $1.7 billion. The 6.125% Notes and the January 2023 6.500% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the New TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 6.125% Notes and the January 2023 6.500% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Fifth Supplemental Indenture, dated as of January 9, 2023, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining proceeds for general corporate purposes, including to reduce borrowings under the Existing TRGP Revolver and the Commercial Paper Program.

In November 2023, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 6.150% Senior Unsecured Notes due 2029 (the “2023 6.150% Notes”) and (ii) $1.0 billion aggregate principal amount of our 6.500% Senior Unsecured Notes due 2034 (the “November 2023 6.500% Notes”), resulting in net proceeds of approximately $2.0 billion. The 2023 6.150% Notes and the November 2023 6.500% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the New TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 2023 6.150% Notes and the November 2023 6.500% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Seventh Supplemental Indenture, dated as of November 9, 2023, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds to repay $1.0 billion in borrowings under the Term Loan Facility and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In August 2024, we completed an underwritten public offering of $1.0 billion aggregate principal amount of our 5.500% Senior Unsecured Notes due 2035 (the “5.500% Notes”), resulting in net proceeds of approximately $990.1 million. The 5.500% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the New TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 5.500% Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Ninth Supplemental Indenture, dated as of August 9, 2024, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. We used the net proceeds from the issuance to repay borrowings under the Commercial Paper Program, a portion of which were incurred to repay the remaining balance under the Term Loan Facility, and for general corporate purposes.

Debt Repurchases & Extinguishments

In February 2022, in connection with entering into the Existing TRGP Revolver, we terminated the previous TRGP senior secured revolving credit facility (the “Previous TRGP Revolver”) and the Partnership’s senior secured revolving credit facility (the “Partnership Revolver”). As a result of the termination of the Previous TRGP Revolver and the Partnership Revolver, we recorded a loss of $0.8 million due to a write-off of debt issuance costs.

The Partnership redeemed all of the outstanding 5.375% Senior Unsecured Notes due 2027 (the “5.375% Notes”) in March 2022 with available liquidity under the Existing TRGP Revolver. As a result of the redemption of the 5.375% Notes, we recorded a loss due to debt extinguishment of $15.0 million comprised of $12.6 million of premiums paid and a write-off of $2.4 million of debt issuance costs.

Concurrent with the 4.200% Notes and the 4.950% Notes offering, we commenced the March Tender Offer to redeem subject to certain terms and conditions, any and all of the Partnership’s outstanding 5.875% Notes. As a result of the March Tender Offer and the subsequent redemption of the 5.875% Notes, we recorded a loss due to debt extinguishment of $33.8 million comprised of $29.3 million of premiums paid and a write-off of $4.5 million of debt issuance costs in April 2022.

In November 2023, in connection with the 2023 6.150% Notes and November 2023 6.500% Notes, we repaid borrowings under the Term Loan Facility and the Commercial Paper Program. As a result of the repayment of borrowings under the Term Loan Facility, we recorded a loss of $2.1 million due to a write-off of debt issuance costs.

In May 2024, we repaid the Term Loan Facility, which bore interest at the Company’s option at: (a) the Base Rate (as defined in the Term Loan Facility), which was the highest of the (i) federal funds rate plus 0.5%, (ii) Mizuho’s prime rate, and (iii) the Term SOFR (as defined in the Term Loan Facility) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.125% to 0.75% dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the Debt Rating), or (b) Term SOFR plus 0.10% plus an applicable margin ranging from 1.125% to 1.75% dependent on the Debt Rating. As a result of the repayment, we recorded a loss due to debt extinguishment of $0.8 million.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2024, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2025	2026	2027	2028	2029	Thereafter

Existing TRGP Revolver and Commercial Paper Program	$1,130.5	$—	$—	$1,130.5	$—	$—	$—
TRGP Senior unsecured notes	7,500.0	—	—	750.0	—	1,000.0	5,750.0
Partnership’s Senior unsecured notes	5,034.4	—	—	705.2	700.3	679.3	2,949.6
Securitization Facility	330.0	330.0	—	—	—	—	—
Total	$13,994.9	$330.0	$—	$2,585.7	$700.3	$1,679.3	$8,699.6

Note 9 — Other Long-term Liabilities

Other long-term liabilities are comprised of the following obligations:

	December 31, 2024	December 31, 2023
Deferred revenue	$119.9	$248.8
Asset retirement obligations	177.7	103.0
Operating lease liabilities	90.4	56.5
Other liabilities	4.3	6.8
Total other long-term liabilities	$392.3	$415.1

Deferred Revenue

Deferred revenue as of December 31, 2024 and 2023 was $119.9 million and $248.8 million, respectively. Deferred revenue as of December 31, 2023 included $129.0 million in payments received from Vitol Americas Corp. (“Vitol”) (formerly known as Noble Americas Corp.), a subsidiary of Vitol US Holding Co., in 2016, 2017, and 2018 as part of an agreement (the “Splitter Agreement”) related to the construction and operation of a crude oil and condensate splitter. In December 2018, Vitol elected to terminate the Splitter Agreement. As a result of a legal ruling in April 2024, the $129.0 million in payments from Vitol were reclassified to Accrued liabilities on our Consolidated Balance Sheets during the first quarter of 2024. On April 26, 2024, we made a cash payment of $184.8 million which included cumulative interest on the award of $55.8 million to Vitol in satisfaction of the Texas state court judgment. See Note 17 - Contingencies for more information.

Deferred revenue includes contributions in aid of construction received from customers for which revenue is recognized over the expected contract term and contributions received for other construction activities of facilities connected to our systems. Deferred revenue also includes consideration received in 2015 and 2017 amendments to a gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized through the end of the agreement’s term in 2035.

For the years ended December 31, 2024, 2023 and 2022, we recognized $19.6 million, $17.4 million and $7.5 million of revenue related to these transactions, respectively.

The following table shows the components of deferred revenue:

	December 31, 2024	December 31, 2023
Contributions in aid of construction	$91.1	$86.4
Gas contract amendment	27.3	29.8
Splitter agreement	—	129.0
Other	1.5	3.6
Total deferred revenue	$119.9	$248.8

The following table shows the changes in deferred revenue:

	2024	2023
Balance at beginning of period	$248.8	$198.8
Additions	19.7	67.4
Revenue recognized	(19.6)	(17.4)
Reclassification to accrued liabilities	(129.0)	—
Balance at end of period	$119.9	$248.8

Asset Retirement Obligations

Our AROs primarily relate to certain processing facilities, compressor stations and inactive pipelines. The changes in our ARO liability are as follows:

	2024	2023
Beginning of period	$103.0	$97.9
Additions	23.8	—
Accretion expense	10.6	5.9
Retirements	—	(5.7)
Change in cash flow estimate	40.3	4.9
End of period	$177.7	$103.0

Note 10 — Leases

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

The balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets are as follows:

		December 31,
	Balance Sheet Location	2024	2023
Operating leases:
Lease right-of-use assets, net	Other long-term assets	$103.7	$64.2
Current liabilities	Accrued liabilities	25.2	21.8
Non-current liabilities	Other long-term liabilities	90.4	56.5

Finance leases:
Lease right-of-use assets, net	Property, plant and equipment, net	$285.1	$281.5
Current liabilities	Current debt obligations	57.7	45.7
Non-current liabilities	Long-term debt	240.4	244.1

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

	Year Ended December 31,
	2024	2023	2022
Lease cost
Operating lease cost	$30.6	$18.3	$17.7
Short-term lease cost	45.2	56.7	35.0
Variable lease cost	46.0	26.0	17.9
Finance lease cost
Amortization of right-of-use assets	55.3	48.2	20.3
Interest expense	14.5	14.0	3.5
Total lease cost	$191.6	$163.2	$94.4

Other supplemental information related to our leases are as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$32.4	$21.4	$18.8
Operating cash flows for finance leases	14.2	13.9	2.7
Financing cash flows for finance leases	50.1	42.9	19.7

The weighted-average remaining lease terms for operating leases and finance leases are 5 years and 5 years, respectively. The weighted-average discount rates for operating leases and finance leases are 5.1% and 5.0%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2024:

	Operating Leases	Finance Leases

2025	$22.2	$70.3
2026	24.9	68.6
2027	24.5	61.5
2028	19.9	53.4
2029	16.1	44.3
Thereafter	26.5	37.2
Total undiscounted cash flows	134.1	335.3
Less imputed interest	(18.5)	(37.2)
Total lease liabilities	$115.6	$298.1

Note 11 — Common Stock and Related Matters

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

During 2024, 2023 and 2022, no shares of common stock were issued under either the May 2017 EDA or the September 2018 EDA. As a result, we have $382.1 million and $750.0 million remaining under the May 2017 EDA and September 2018 EDA, respectively, as of December 31, 2024.

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

For the year ended December 31, 2024, we repurchased 5,933,050 shares of our common stock at a weighted average price per share of $127.20 for a total net cost of $754.7 million. For the year ended December 31, 2023, we repurchased 4,870,559 shares of our common stock at a weighted average price per share of $76.72 for a total net cost of $373.7 million. For the year ended December 31, 2022, we repurchased 3,412,354 shares of our common stock at a weighted average price per share of $65.87 for a total net cost of $224.8 million.

As of December 31, 2024, there was $1,015.4 million remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2024, we declared an increase to our common dividend to $0.75 per common share or $3.00 per common share annualized effective for the first quarter of 2024.

The following table details the dividends declared and/or paid by us to common shareholders for the years ended December 31, 2024, 2023 and 2022:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
2024
December 31, 2024	February 14, 2025	$165.1	$163.6	$1.5	$0.75000
September 30, 2024	November 15, 2024	165.2	163.5	1.7	0.75000
June 30, 2024	August 15, 2024	166.1	164.3	1.8	0.75000
March 31, 2024	May 15, 2024	168.1	166.3	1.8	0.75000

2023
December 31, 2023	February 15, 2024	$112.8	$111.6	$1.2	$0.50000
September 30, 2023	November 15, 2023	113.0	111.5	1.5	0.50000
June 30, 2023	August 15, 2023	113.6	111.8	1.8	0.50000
March 31, 2023	May 15, 2023	114.7	113.0	1.7	0.50000

2022
December 31, 2022	February 15, 2023	$80.5	$79.3	$1.2	$0.35000
September 30, 2022	November 15, 2022	80.5	79.2	1.3	0.35000
June 30, 2022	August 15, 2022	80.7	79.3	1.4	0.35000
March 31, 2022	May 16, 2022	81.2	79.8	1.4	0.35000

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

Note 12 — Earnings per Common Share

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$1,312.0	$1,345.9	$1,195.5
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	32.9	510.1	53.2
Less: Dividends on Series A Preferred Stock (2)	—	—	30.0
Less: Deemed dividends on Series A Preferred Stock (3)	—	—	215.5
Net income (loss) attributable to common shareholders	1,279.1	835.8	896.8
Less: Participating share-based earnings (4)	9.6	7.6	—
Net income (loss) allocated to common shareholders for basic earnings per share	$1,269.5	$828.2	$896.8

Weighted average shares outstanding - basic	220.2	224.6	227.3
Dilutive effect of unvested restricted stock awards	1.1	1.4	3.8
Weighted average shares outstanding - diluted	221.3	226.0	231.1

Net income (loss) available per common share - basic	$5.77	$3.69	$3.95
Net income (loss) available per common share - diluted	$5.74	$3.66	$3.88

(1)
Represents premium paid on the CBF Acquisition, Grand Prix Transaction, Carnero Acquisition and the DevCo JV Repurchase. See Note 4 – Acquisitions and Divestitures.
(2)
Includes $8.2 million attributable to the dividends paid upon the full redemption of Series A Preferred in 2022. See Note 11 – Common Stock and Related Matters for further discussion.
(3)
Includes $215.5 million attributable to the full redemption of Series A Preferred in 2022. See Note 11 – Common Stock and Related Matters for further discussion.
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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Year Ended December 31,
	2024	2023	2022
Unvested restricted stock awards	1.2	1.5	—
Series A Preferred Stock (1)	—	—	14.9

(1)
The Series A Preferred had no mandatory redemption date, but was redeemable at our election for a 5% premium to the liquidation preference subsequent to March 16, 2022. In May 2022, we redeemed all of our issued and outstanding Series A Preferred at a redemption price of $1,050.00 per share, plus $8.87 per share, which is the amount of accrued and unpaid dividends from April 1, 2022 up to, but not including, the redemption date of May 3, 2022. See Note 11 – Common Stock and Related Matters for further discussion.

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

We also enter into derivative instruments to help manage other short-term commodity-related business risks and take advantage of market opportunities. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues in current earnings.

At December 31, 2024, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2025	2026	2027	2028
Natural Gas	Swaps	MMBtu/d	82,428	81,604	12,971	—
Natural Gas	Basis Swaps	MMBtu/d	482,370	242,500	208,329	55,000
NGL	Swaps	Bbl/d	29,695	28,753	3,770	—
NGL	Futures	Bbl/d	10,422	411	—	—
Condensate	Swaps	Bbl/d	7,814	8,249	1,208	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $13.4 million as of December 31, 2024. The range of losses attributable to our individual counterparties would be between $0.0 million and $3.8 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of December 31, 2024		Fair Value as of December 31, 2023
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$50.8	$(29.0)	$103.5	$(16.4)
	Long-term	20.8	(11.7)	29.0	(3.0)
Total derivatives designated as hedging instruments		$71.6	$(40.7)	$132.5	$(19.4)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$11.0	$(138.3)	$8.4	$(37.6)
	Long-term	4.5	(80.3)	4.3	(13.8)
Total derivatives not designated as hedging instruments		$15.5	$(218.6)	$12.7	$(51.4)
Total current position		$61.8	$(167.3)	$111.9	$(54.0)
Total long-term position		25.3	(92.0)	33.3	(16.8)
Total derivatives		$87.1	$(259.3)	$145.2	$(70.8)

The following table reflects the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$61.7	$(167.3)	$37.1	$9.2	$(77.7)
Counterparties without offsetting positions - assets	0.1	—	—	0.1	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	61.8	(167.3)	37.1	9.3	(77.7)
Long-Term Position
Counterparties with offsetting positions or collateral	24.2	(91.5)	9.0	4.2	(62.5)
Counterparties without offsetting positions - assets	1.1	—	—	1.1	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	25.3	(92.0)	9.0	5.3	(63.0)
Total Derivatives
Counterparties with offsetting positions or collateral	85.9	(258.8)	46.1	13.4	(140.2)
Counterparties without offsetting positions - assets	1.2	—	—	1.2	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	$87.1	$(259.3)	$46.1	$14.6	$(140.7)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2023	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$111.7	$(54.0)	$3.6	$69.2	$(7.9)
Counterparties without offsetting positions - assets	0.2	—	—	0.2	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	111.9	(54.0)	3.6	69.4	(7.9)
Long-Term Position
Counterparties with offsetting positions or collateral	31.7	(16.8)	(0.1)	17.0	(2.2)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	33.3	(16.8)	(0.1)	18.6	(2.2)
Total Derivatives
Counterparties with offsetting positions or collateral	143.4	(70.8)	3.5	86.2	(10.1)
Counterparties without offsetting positions - assets	1.8	—	—	1.8	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$145.2	$(70.8)	$3.5	$88.0	$(10.1)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is located within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features. Following the release of the collateral securing our Existing TRGP Revolver, our derivative positions are no longer secured. As of December 31, 2024, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $138.2 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2024, we would not be required to post collateral to any counterparties and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $172.2 million as of December 31, 2024. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Year Ended December 31,
Hedging Relationships	2024	2023	2022
Commodity contracts	$(7.5)	$193.4	$(5.6)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Year Ended December 31,
Location of Gain (Loss)	2024	2023	2022
Revenues	$67.8	$153.4	$(373.0)

As of December 31, 2024, we expect to reclassify commodity hedge related deferred gains of $19.1 million included in accumulated other comprehensive income (loss) into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in accumulated other comprehensive income. Based on valuations as of December 31, 2024, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through December 2027.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the year ended December 31, 2024, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Year Ended December 31,
as Hedging Instruments	Derivatives	2024	2023	2022
Commodity contracts	Revenue	$(313.2)	$287.7	$(381.7)

See Note 14 – Fair Value Measurements and Note 22 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

Note 14 — Fair Value Measurements

Under GAAP, our Consolidated Balance Sheets reflect a mixture of measurement methods for financial instruments. Derivative financial instruments are reported at fair value on our Consolidated Balance Sheets. Other financial instruments are reported at historical cost or amortized cost on our Consolidated Balance Sheets. The following are additional qualitative and quantitative disclosures regarding fair value measurements of our financial instruments.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at December 31, 2024, represent a net liability position of $172.2 million, and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $323.6 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of $20.8 million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our current and long-term debt as follows:

•
the Existing TRGP Revolver, commercial paper notes, Securitization Facility and Term Loan Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•
the TRGP senior unsecured notes and the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

Fair Value Hierarchy

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	December 31, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$87.0	$87.0	$—	$87.0	$—
Liabilities from commodity derivative contracts (1)	259.2	259.2	—	259.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	157.3	157.3	—	—	—
Existing TRGP Revolver and Commercial Paper Program	1,130.5	1,130.5	—	1,130.5	—
TRGP Senior unsecured notes	7,470.6	7,438.6	—	7,438.6	—
Partnership’s Senior unsecured notes	5,034.4	4,928.0	—	4,928.0	—
Securitization Facility	330.0	330.0	—	330.0	—

	December 31, 2023
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$144.6	$144.6	$—	$144.6	$—
Liabilities from commodity derivative contracts (1)	70.2	70.2	—	70.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	141.7	141.7	—	—	—
Existing TRGP Revolver and Commercial Paper Program	175.0	175.0	—	175.0	—
TRGP Senior unsecured notes	6,470.5	6,598.7	—	6,598.7	—
Term Loan Facility	500.0	500.0	—	500.0	—
Partnership’s Senior unsecured notes	5,034.4	4,945.1	—	4,945.1	—
Securitization Facility	575.0	575.0	—	575.0	—

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

Note 15 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes our transactions with unconsolidated affiliates:

	GCF	T2 Joint Ventures (1)	Cayenne	GCX (2)	Little Missouri 4	Total
2024:
Product purchases and fuel	$—	$—	$6.4	$—	$14.0	$20.4
Operating expenses	(11.6)	—	(0.9)	—	(2.2)	(14.7)
General and administrative expenses	—	—	—	—	(0.9)	(0.9)
2023:
Product purchases and fuel	$—	$—	$6.4	$—	$8.1	$14.5
Operating expenses	(5.6)	—	(0.9)	—	(2.2)	(8.7)
General and administrative expenses	—	—	—	—	(0.9)	(0.9)
2022:
Product purchases and fuel	$—	$—	$4.7	$25.0	$7.9	$37.6
Operating expenses	(1.7)	1.0	(0.9)	—	(3.0)	(4.6)
General and administrative expenses	—	—	—	—	(0.9)	(0.9)

(1)
Following the closing of the South Texas Acquisition in April 2022, the T2 Joint Ventures are 100% owned and consolidated by Targa.
(2)
Following the closing of the GCX Sale in May 2022, Targa no longer has an ownership interest in GCX.

Note 16 — Commitments

Future non-cancelable commitments related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter:

	In Aggregate	2025	2026	2027	2028	2029	Thereafter
Land sites and rights of way (1)	$333.1	$9.3	$11.1	$12.5	$17.7	$8.5	$274.0

(1)
Leases related to land sites and rights of way provide for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

Total expenses incurred under the above non-cancelable commitments were:

	2024	2023	2022
Land sites and rights of way	$7.2	$9.0	$5.8

Note 17 — Contingencies

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

The cumulative interest on the award of $55.8 million was recorded in Interest expense, in our Consolidated Statement of Operations for the year ended December 31, 2024. On April 26, 2024 as a result of the final determination of Targa’s appeal to the Texas Supreme Court related to the Splitter Agreement, we made a cash payment of $184.8 million to Vitol in satisfaction of the Texas state court judgment. See Note 9 – Other Long-term Liabilities.

On July 24, 2023, we received a Notice of Violation (“NOV”) from the New Mexico Environment Department (“NMED”), Air Quality Bureau, relating to alleged air permit violations at the Red Hills gas processing facility. The alleged air permit violations occurred primarily between August 1, 2021 and June 30, 2022, while these facilities were owned by Lucid, an entity we acquired in July 2022 and whose assets are now integrated into Targa Northern Delaware LLC, a wholly-owned subsidiary of the Company. On December 5, 2024, we received a proposed Administrative Compliance Order (“ACO”) from the NMED relating to the violation identified in the NOV and certain other alleged violations. The ACO includes a proposed civil penalty of approximately $47.8 million and requires certain capital improvements to address the operations and excess air emissions at the Red Hills processing facility. These capital improvements, totaling approximately $140 million, were substantially completed by December 31, 2024.

On January 3, 2025, we filed a Request for Hearing with the NMED with respect to the ACO. We have cooperated with the NMED in identifying and correcting legacy environmental issues since our acquisition of Lucid, and we expect to continue to engage with the NMED to resolve this matter. Although this matter is ongoing and we cannot predict its ultimate outcome, we believe we have valid defenses to many of the NMED allegations and intend to vigorously defend this matter.

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

In April 2024, we received an administrative NOV from the EPA and a request for the production of documents from the United States Attorney’s Office for North Dakota relating to alleged violations of the Clean Air Act (“CAA”), at certain Targa Badlands LLC compressor stations. The NOV and subpoena stem from inspections the EPA conducted at the compressor stations on June 15, 2023, as well as related records reviews. In October 2024, we began negotiations with the U.S. Attorney’s Office with respect to resolution of a single-count information alleging a violation of the CAA related to untimely installation of monitoring equipment at one compressor station, which carries a maximum fine of $500,000, and we entered into a Plea Agreement on December 16, 2024 reflecting these terms. We have also entered into discussions with the EPA with respect to a proposed Consent Agreement and Final Order that would resolve the allegations contained in the NOV by requiring, among other things, payment of an administrative penalty. Although these matters are ongoing and we cannot predict their ultimate outcome, we do not expect resolution of these matters will be material to our consolidated financial statements.

Note 18 — Revenue

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

	2025	2026	2027 and after
Fixed consideration to be recognized as of December 31, 2024	$442.1	$411.7	$2,045.5

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

For additional information on our revenue recognition policy, see Note 3 – Significant Accounting Policies, and for disclosures related to disaggregated revenue, see Note 22 – Segment Information.

Note 19 — Income Taxes

Components of the federal and state income tax provisions for the periods indicated are as follows:

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit)	$17.5	$13.6	$6.7
Deferred expense (benefit)	367.0	349.6	125.1
Total income tax expense (benefit)	$384.5	$363.2	$131.8

Our deferred income tax assets and liabilities as of the periods indicated consist of recognition differences related to certain types of costs as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$1,094.9	$1,282.9
Disallowed business interest expense carryforward	113.5	79.3
Property, plant and equipment	1.9	—
Other	10.1	—
Deferred tax assets before valuation allowance	1,220.4	1,362.2
Valuation allowance	(5.9)	(7.1)
Deferred tax assets	1,214.5	1,355.1
Deferred tax liabilities:
Investments (1)	(2,086.6)	(1,867.9)
Property, plant, and equipment	—	(3.0)
Other	—	(20.0)
Deferred tax liabilities	(2,086.6)	(1,890.9)
Net deferred tax asset (liability)	$(872.1)	$(535.8)

Net deferred tax asset (liability)
Federal	$(826.7)	$(507.0)
State	(45.4)	(28.8)
Long-term deferred tax liability, net	$(872.1)	$(535.8)

(1)
Our deferred tax liability attributable to investments reflects the differences between the book and tax carrying values of our investment in the Partnership.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of December 31, 2024, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Federal statutes of limitations for returns filed in 2021 (for calendar year 2020) have expired. The 2019 returns under examination have a statute extension to December 2025. The statute of limitations expired on substantially all 2020 state income tax returns that were filed prior to October 15, 2021. For Texas, the statute of limitations has expired for 2020 returns (for calendar year 2019). However, tax authorities could review and adjust carryover attributes (e.g., net operating losses (“NOLs”)) generated in a closed tax year if utilized in an open tax year.

As of December 31, 2024, we have total U.S. federal NOL carryforwards of $4.7 billion and tax credit carryforwards of $3.9 million. The NOL carryforwards do not expire, but are limited to offsetting 80% of taxable income per year. The tax credit carryforwards expire in 2044. As of December 31, 2024, our tax effected valuation allowance was $5.9 million, a decrease of $1.2 million from December 31, 2023. Of this valuation allowance, $5.2 million is federal and the remaining $0.7 million is state.

Set forth below is the reconciliation between our Income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision (benefit) in our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
Income tax reconciliation:	2024	2023	2022
Income (loss) before income taxes	$1,938.0	$1,942.5	$1,663.2
Less: Net income attributable to noncontrolling interest	(241.5)	(233.4)	(335.9)
Income attributable to Targa Resources Corp. before income taxes	1,696.5	1,709.1	1,327.3
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes	356.3	358.9	278.7
Valuation allowance	(1.2)	(29.8)	(177.5)
State income taxes, net of federal tax benefit	36.4	37.8	33.6
Return-to-provision	2.4	(5.7)	(0.6)
Change in income tax rate	(12.4)	11.5	(1.7)
Permanent adjustments	7.7	6.2	5.6
Stock compensation shortfall/(windfall)	(13.5)	(15.8)	(6.3)
Other, net	8.8	0.1	—
Income tax provision (benefit)	$384.5	$363.2	$131.8

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

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the CAMT, including proposed regulations issued in September 2024, which may be relied upon until final regulations are issued. Based on our interpretation of the IRA, the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we are currently not an “applicable corporation”, but we are likely to become one in a subsequent year, potentially as early as 2026. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and the CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Note 20 — Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
Cash:
Interest paid, net of capitalized interest (1)	$712.7	$618.6	$401.3
Income taxes paid, net of refunds	16.7	8.5	1.6
Non-cash investing activities:
Change in deadstock commodity inventory	$3.7	$(13.7)	$(3.8)
Impact of net accruals on capital expenditures	221.7	58.2	60.1
Change in ARO liability and property, plant and equipment, net due to revised cash flow estimate and additions	64.1	4.9	0.8
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(3.6)	$8.9	$(26.1)
Reduction of owner's equity related to accrued dividends on unvested equity awards under share compensation arrangements	3.8	3.9	7.1
Non-cash distributions to noncontrolling interests (2)	—	—	64.2
Lease liabilities arising from recognition of right-of-use assets:
Operating lease	$66.8	$53.1	$9.7
Finance lease (3)	59.8	104.8	220.7

(1)
Interest capitalized on major projects was $74.8 million, $41.1 million and $16.3 million for the years ended December 31, 2024, 2023 and 2022.
(2)
Represents the transfer of an undivided interest in certain gas gathering and processing facilities to a joint owner upon Targa’s recovery of a specified payout amount for our initial full funding of the facilities.
(3)
The December 31, 2022 amount includes $171.2 million related to compressor leases from the Delaware Basin Acquisition that were subsequently amended and extended.

Note 21 — Compensation Plans

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

Unless otherwise specified, the compensation costs for the awards listed below were recognized as expense over related vesting periods based on the grant-date fair values, reduced by forfeitures incurred.

Restricted Stock Awards - Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. Upon issuance, the restricted stock awards will be included in the outstanding shares of our common stock. The Compensation Committee of the Targa board of directors (the “Compensation Committee”) awarded our common stock to our outside directors. In 2024, 2023 and 2022, we issued 23,984, 23,518 and 31,117 shares of director grants with weighted average grant-date fair values of $85.70, $74.13 and $56.32, respectively.

Restricted Stock Units Awards – RSUs are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods generally vary from one to six years. In March 2023, the Compensation Committee amended the Restricted Stock Units Grant Agreements that govern the RSUs that vest no later than three years following the RSUs’ grant date. The amendment resulted in quarterly cash dividend payments to RSU holders beginning with the common stock dividend paid in May 2023. In 2024, 2023 and 2022, we issued 415,467, 587,326 and 943,352 shares of RSUs with weighted average grant-date fair values of $117.95, $78.69 and $63.87, respectively.

The following table summarizes the restricted stock awards and RSUs under the 2010 TRGP Plan in shares and in dollars for the year indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	2,307,796	$57.84
Granted	439,451	116.19
Forfeited	(74,733)	67.55
Vested	(902,462)	42.06
Outstanding at December 31, 2024	1,770,052	79.96

Performance Share Units

During 2024, 2023 and 2022, we granted 131,816, 140,020 and 173,011 performance share units (“PSUs”) to executive management for the 2024, 2023 and 2022 compensation cycle that will vest/have vested in January 2027, January 2026 and January 2025. The PSUs granted under the 2010 TRGP Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. For the PSUs granted in 2022, 2023 and 2024, the TSR performance factor is determined by the Compensation Committee based on relative TSR over a cumulative three-year performance period. The Compensation Committee determines a guideline performance percentage for the performance period and the percentage may then be decreased or increased by the Compensation Committee at its discretion. The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock. The value of DERs will be paid in cash when the awards vest.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 34%, 38% and 80% for PSUs granted in 2024, 2023 and 2022.

The following table summarizes the PSUs under the 2010 TRGP Plan in shares and in dollars for the years indicated.

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	596,300	$85.78
Granted	131,816	147.66
Forfeited	(4,625)	143.14
Vested	(310,397)	56.36
Outstanding at December 31, 2024	413,094	126.99

Stock Compensation Expense

Stock compensation expense under our plans totaled $63.2 million, $62.4 million and $57.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we have $89.0 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting period of 2.2 years related to our various compensation plans.

The fair values of share-based awards vested in 2024, 2023 and 2022 were $87.2 million, $96.8 million and $93.0 million, respectively. Cash dividends paid for the vested awards were $5.3 million, $8.3 million and $9.6 million for 2024, 2023 and 2022, respectively.

In relation to our equity compensation plans, we recognized $14.2 million, $17.0 million and $6.7 million in windfall tax benefits for the years ended December 31, 2024, 2023 and 2022, respectively.

Subsequent Events

In January 2025, the Compensation Committee made the following awards under the 2010 TRGP Plan:

•
9,479 shares of restricted stock to our outside directors that will vest in January 2026;
•
77,114 shares of RSUs to executive management for the 2025 compensation cycle that will vest in January 2028; and
•
77,114 shares of PSUs to executive management for the 2025 compensation cycle that will vest in January 2028.

In January 2025, the following shares vested:

•
23,984 shares of director grants with no shares withheld to satisfy tax withholding obligations;
•
155,895 shares of RSUs with 62,089 shares withheld to satisfy tax withholding obligations; and
•
389,476 shares of 2022 PSUs with 149,865 shares withheld to satisfy tax withholding obligations.

Targa 401(k) Plan

We have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). We also contribute an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. We made contributions to the 401(k) plan totaling $35.1 million, $32.3 million and $26.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company’s CODM assesses the segments’ performance by using each segment’s operating margin. The CODM uses segment operating margin for the annual budget and forecasting process and to make informed decisions about the allocation of resources.

Reportable segment information is shown in the following tables:

	Year Ended December 31, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,032.8	$13,023.6	$14,056.4	$(164.6)	$—	$13,891.8
Fees from midstream services	1,656.7	833.0	2,489.7	—	—	2,489.7
	2,689.5	13,856.6	16,546.1	(164.6)	—	16,381.5
Intersegment revenues
Sales of commodities	4,118.5	146.1	4,264.6	—	(4,264.6)	—
Fees from midstream services	0.4	27.7	28.1	—	(28.1)	—
	4,118.9	173.8	4,292.7	—	(4,292.7)	—
Revenues	$6,808.4	$14,030.4	$20,838.8	$(164.6)	$(4,292.7)	$16,381.5
Operating expenses	814.6	362.3	1,176.9	—
Other segment items (1)	3,681.4	11,313.0	14,994.4	—
Operating margin	$2,312.4	$2,355.1	$4,667.5	$(164.6)
Other financial information:
Total assets (2)	$13,576.6	$8,921.6	$22,498.2	$1.9	$234.0	$22,734.1
Goodwill	$45.2	$—	$45.2	$—	$—	$45.2
Capital expenditures	$1,955.3	$1,216.6	$3,171.9	$—	$19.9	$3,191.8

	Year Ended December 31, 2023
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,076.1	$12,610.5	$13,686.6	$275.5	$—	$13,962.1
Fees from midstream services	1,366.5	731.7	2,098.2	—	—	2,098.2
	2,442.6	13,342.2	15,784.8	275.5	—	16,060.3
Intersegment revenues
Sales of commodities	4,786.3	267.9	5,054.2	—	(5,054.2)	—
Fees from midstream services	2.6	45.7	48.3	—	(48.3)	—
	4,788.9	313.6	5,102.5	—	(5,102.5)	—
Revenues	$7,231.5	$13,655.8	$20,887.3	$275.5	$(5,102.5)	$16,060.3
Operating expenses	746.6	332.0	1,078.6	$—
Other segment items (1)	4,402.7	11,375.1	15,777.8	—
Operating margin	$2,082.2	$1,948.7	$4,030.9	$275.5
Other financial information:
Total assets (2)	$12,685.2	$7,777.8	$20,463.0	$4.2	$204.6	$20,671.8
Goodwill	$45.2	$—	$45.2	$—	$—	$45.2
Capital expenditures	$1,514.7	$910.0	$2,424.7	$—	$18.9	$2,443.6

	Year Ended December 31, 2022
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$919.7	$18,448.7	$19,368.4	$(302.4)	$—	$19,066.0
Fees from midstream services	1,157.3	706.5	1,863.8	—	—	1,863.8
	2,077.0	19,155.2	21,232.2	(302.4)	—	20,929.8
Intersegment revenues
Sales of commodities	9,169.4	541.7	9,711.1	—	(9,711.1)	—
Fees from midstream services	0.6	45.2	45.8	—	(45.8)	—
	9,170.0	586.9	9,756.9	—	(9,756.9)	—
Revenues	$11,247.0	$19,742.1	$30,989.1	$(302.4)	$(9,756.9)	$20,929.8
Operating expenses	611.8	300.2	912.0	$—
Other segment items (1)	8,654.2	17,985.6	26,639.8	—
Operating margin	$1,981.0	$1,456.3	$3,437.3	$(302.4)
Other financial information:
Total assets (2)	$12,133.6	$7,175.7	$19,309.3	$—	$250.7	$19,560.0
Goodwill	$45.2	$—	$45.2	$—	$—	$45.2
Capital expenditures	$918.1	$453.0	$1,371.1	$—	$23.3	$1,394.4

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$1,241.1	$2,421.3	$5,470.2
NGL	12,372.5	10,580.2	13,785.2
Condensate and crude oil	523.6	519.5	565.3
	14,137.2	13,521.0	19,820.7
Non-customer revenue:
Derivative activities - Hedge	67.8	153.4	(373.0)
Derivative activities - Non-hedge (1)	(313.2)	287.7	(381.7)
	(245.4)	441.1	(754.7)
Total sales of commodities	13,891.8	13,962.1	19,066.0

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	1,632.8	1,342.8	1,137.2
NGL transportation, fractionation and services	298.4	261.1	285.1
Storage, terminaling and export	497.9	440.7	372.2
Other	60.6	53.6	69.3
Total fees from midstream services	2,489.7	2,098.2	1,863.8

Total revenues	$16,381.5	$16,060.3	$20,929.8

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$4,667.5	$4,030.9	$3,437.3
Other operating margin	(164.6)	275.5	(302.4)
Depreciation and amortization expense	(1,423.0)	(1,329.6)	(1,096.0)
General and administrative expense	(384.9)	(348.7)	(309.7)
Other operating income (expense)	0.4	(1.5)	(0.2)
Interest expense, net	(767.2)	(687.8)	(446.1)
Equity earnings (loss)	9.4	9.0	9.1
Gain (loss) from financing activities	(0.8)	(2.1)	(49.6)
Gain (loss) from sale of equity method investment	—	—	435.9
Other, net	1.2	(3.2)	(15.1)
Income (loss) before income taxes	$1,938.0	$1,942.5	$1,663.2