Form 10-Q
period 2025-03-31
Targa Resources Corp.
filed 2025-05-01
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 216,931,859 shares of the registrant’s common stock, $0.001 par value, outstanding.

Total number of pages (excluding Exhibits): 43

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
•
industry changes, including the impact of consolidation, changes in competition and any increase in the use of alternative forms of energy for oil, gas and NGLs;
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
•
our ability to access the capital markets on favorable terms, or at all, which will depend on general market conditions, including the impact of interest rates and any associated Federal Reserve policies, a potential economic recession and any market reactions to such possibility, and disruptions in the bank and capital markets as a whole, our credit ratings and leverage levels, and demand for our common equity, senior unsecured notes and commercial paper;
•
the amount of collateral required to be posted from time to time in our transactions;
•
the level of creditworthiness of counterparties to various transactions with us;
•
changes in laws and regulations, particularly with regard to taxes, tariffs and international trade, safety and the protection of the environment; and
•
the risks described in our annual report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this quarterly report on Form 10-Q for the quarter ended March 31, 2025 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$151.4	$157.3
Trade receivables, net of allowances of $0.7 million and $2.5 million as of March 31, 2025 and December 31, 2024	1,403.3	1,618.3
Inventories	256.2	334.3
Assets from risk management activities	74.2	61.8
Other current assets	191.1	124.6
Total current assets	2,076.2	2,296.3
Property, plant and equipment, net	18,405.6	18,062.7
Intangible assets, net	1,895.9	1,977.4
Long-term assets from risk management activities	34.7	25.3
Investments in unconsolidated affiliates	217.6	193.3
Other long-term assets	170.3	179.1
Total assets	$22,800.3	$22,734.1

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,889.8	$2,012.5
Accrued liabilities	163.7	336.0
Interest payable	121.5	269.1
Liabilities from risk management activities	362.7	167.3
Current debt obligations	660.4	387.7
Total current liabilities	3,198.1	3,172.6
Long-term debt	15,548.3	13,786.9
Long-term liabilities from risk management activities	194.4	92.0
Deferred income taxes, net	902.2	872.1
Other long-term liabilities	384.6	392.3
Contingencies (see Note 11)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of March 31, 2025 and December 31, 2024)	0.2	0.2
Issued Outstanding
March 31, 2025 242,328,035 217,461,060
December 31, 2024 241,764,105 217,763,821
Additional paid-in capital	3,036.2	3,089.1
Retained earnings (deficit)	1,295.3	1,190.0
Accumulated other comprehensive income (loss)	6.1	27.5
Treasury stock, at cost (24,866,975 shares and 24,000,284 shares as of March 31, 2025 and December 31, 2024)	(1,886.3)	(1,714.4)
Total Targa Resources Corp. stockholders’ equity	2,451.5	2,592.4
Noncontrolling interests	121.2	1,825.8
Total owners’ equity	2,572.7	4,418.2
Total liabilities and owners’ equity	$22,800.3	$22,734.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,884.4	$3,942.4
Fees from midstream services	677.1	620.0
Total revenues	4,561.5	4,562.4
Costs and expenses:
Product purchases and fuel	3,257.8	3,218.0
Operating expenses	303.6	278.0
Depreciation and amortization expense	367.6	340.5
General and administrative expense	94.5	86.5
Other operating (income) expense	(5.3)	—
Income (loss) from operations	543.3	639.4
Other income (expense):
Interest expense, net	(197.1)	(228.6)
Equity earnings (loss)	5.5	2.8
Other, net	0.3	1.7
Income (loss) before income taxes	352.0	415.3
Income tax (expense) benefit	(72.2)	(82.7)
Net income (loss)	279.8	332.6
Less: Net income (loss) attributable to noncontrolling interests	9.3	57.4
Net income (loss) attributable to Targa Resources Corp.	270.5	275.2
Premium on repurchase of noncontrolling interests, net of tax	70.5	—
Net income (loss) attributable to common shareholders	$200.0	$275.2

Net income (loss) per common share - basic	$0.91	$1.23
Net income (loss) per common share - diluted	$0.91	$1.22
Weighted average shares outstanding - basic	217.9	222.8
Weighted average shares outstanding - diluted	218.7	223.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025			2024
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$279.8			$332.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(33.8)	$7.7	(26.1)	$(70.3)	$16.1	(54.2)
Settlements reclassified to revenues	6.1	(1.4)	4.7	3.2	(0.7)	2.5
Other comprehensive income (loss)	(27.7)	6.3	(21.4)	(67.1)	15.4	(51.7)
Comprehensive income (loss)			258.4			280.9
Less: Comprehensive income (loss) attributable to noncontrolling interests			9.3			57.4
Comprehensive income (loss) attributable to Targa Resources Corp.			$249.1			$223.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$279.8	$332.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	3.9	3.7
Compensation on equity grants	17.6	14.6
Depreciation and amortization expense	367.6	340.5
Deferred income tax expense (benefit)	56.9	79.8
Equity (earnings) loss of unconsolidated affiliates	(5.5)	(2.8)
Distributions of earnings received from unconsolidated affiliates	2.4	5.6
Risk management activities	248.8	22.0
Other, net	3.9	1.5
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	217.1	39.8
Inventories	78.8	147.0
Accounts payable, accrued liabilities and other liabilities	(169.3)	(64.5)
Interest payable	(147.6)	(43.4)
Net cash provided by (used in) operating activities	954.4	876.4
Cash flows from investing activities
Outlays for property, plant and equipment	(792.2)	(669.8)
Investments in unconsolidated affiliates	(23.8)	(9.4)
Return of capital from unconsolidated affiliates	2.5	0.7
Other, net	0.2	0.6
Net cash provided by (used in) investing activities	(813.3)	(677.9)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings of commercial paper notes	25,432.0	14,025.0
Repayments of commercial paper notes	(25,642.5)	(13,840.0)
Proceeds from borrowings under accounts receivable securitization facility	870.0	25.0
Repayments of accounts receivable securitization facility	(600.0)	(100.0)
Proceeds from issuance of senior unsecured notes	1,993.9	—
Principal payments of finance leases	(14.6)	(10.8)
Costs incurred in connection with financing arrangements	(29.3)	—
Repurchases of common stock	(124.9)	(123.7)
Shares tendered for tax withholding obligations	(46.5)	(36.5)
Contributions from noncontrolling interests	—	1.8
Distributions to noncontrolling interests	(17.9)	(53.2)
Repurchase of noncontrolling interests	(1,800.0)	(1.3)
Dividends paid to common shareholders	(167.2)	(116.6)
Net cash provided by (used in) financing activities	(147.0)	(230.3)
Net change in cash and cash equivalents	(5.9)	(31.8)
Cash and cash equivalents, beginning of period	157.3	141.7
Cash and cash equivalents, end of period	$151.4	$109.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	17.6	—	—	—	—	—	17.6
Dividend equivalent rights	—	—	—	(0.7)	—	—	—	—	(0.7)
Shares issued under compensation program	564	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(216)	—	—	—	—	216	(46.5)	—	(46.5)
Repurchases of common stock	(651)	—	—	—	—	651	(124.9)	—	(124.9)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.5)	—	(0.5)
Common stock dividends
Dividends - $0.75 per share	—	—	—	(164.5)	—	—	—	—	(164.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4.7)	(4.7)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	(21.4)	—	—	—	(21.4)
Net income (loss)	—	—	—	270.5	—	—	—	9.3	279.8
Balance, March 31, 2025	217,461	$0.2	$3,036.2	$1,295.3	$6.1	24,867	$(1,886.3)	$121.2	$2,572.7

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0
Compensation on equity grants	—	—	14.6	—	—	—	—	—	14.6
Dividend equivalent rights	—	—	—	(0.7)	—	—	—	—	(0.7)
Shares issued under compensation program	1,165	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(440)	—	—	—	—	440	(36.5)	—	(36.5)
Repurchases of common stock	(1,186)	—	—	—	—	1,186	(123.7)	—	(123.7)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.6)	—	(0.6)
Common stock dividends
Dividends - $0.50 per share	—	—	—	(112.4)	—	—	—	—	(112.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55.8)	(55.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1.8	1.8
Other comprehensive income (loss)	—	—	—	—	(51.7)	—	—	—	(51.7)
Net income (loss)	—	—	—	275.2	—	—	—	57.4	332.6
Balance, March 31, 2024	222,150	$0.2	$3,073.4	$654.1	$33.9	19,110	$(1,057.7)	$1,873.7	$4,577.6

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

•
the inclusion of the TRGP senior revolving credit facility;
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

See Note 15 – Segment Information for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2025.

Recently issued accounting pronouncements not yet adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require, among other items, that public entities disclose, on an annual basis, (i) specific categories of income taxes in the rate reconciliation, and (ii) a disaggregation of income taxes paid by federal, state, and foreign taxes.

These amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information beginning in the annual report on Form 10-K for the year ended December 31, 2025. The impact of the adoption will be limited to disclosure in the notes to consolidated financial statements for annual reporting periods.

Disaggregation of Income Statement Expenses

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

Note 4 — Joint Ventures and Acquisitions

On March 5, 2025, we completed the acquisition of Blackstone’s 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of $1.8 billion in cash, with an additional $0.3 million of capitalized transaction costs (the “Badlands Transaction”). As a result of the acquisition, we own 100% of the interests in and earnings of Targa Badlands effective January 1, 2025. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax, was $70.5 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

Note 5 — Property, Plant and Equipment and Intangible Assets

	March 31, 2025	December 31, 2024	Estimated Useful Lives (In Years)
Gathering systems	$11,663.0	$11,575.0	5 to 20
Processing and fractionation facilities	9,963.8	9,543.3	5 to 25
Terminaling and storage facilities	1,477.2	1,469.1	5 to 25
Transportation assets	4,344.2	4,131.5	10 to 50
Other property, plant and equipment	559.7	537.7	3 to 25
Land	205.3	198.6	—
Construction in progress	1,555.4	1,702.9	—
Finance lease right-of-use assets	412.5	401.3	5 to 14
Property, plant and equipment	30,181.1	29,559.4
Accumulated depreciation, amortization and impairment	(11,775.5)	(11,496.7)
Property, plant and equipment, net	$18,405.6	$18,062.7

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,482.1)	(2,400.6)
Intangible assets, net	$1,895.9	$1,977.4

During the three months ended March 31, 2025 and 2024, depreciation expense was $286.1 million and $247.2 million, respectively.

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

During the three months ended March 31, 2025 and 2024, amortization expense was $81.5 million and $93.3 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $326.0 million, $279.8 million, $252.2 million, $234.0 million and $214.1 million for each of the years 2025 through 2029, respectively.

Note 6 — Debt Obligations

	March 31, 2025	December 31, 2024
Current:
Partnership accounts receivable securitization facility, due August 2025 (1)	$600.0	$330.0
Finance lease liabilities	60.4	57.7
Current debt obligations	660.4	387.7

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (2)	920.0	1,130.5
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035 (3)	1,000.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055 (3)	1,000.0	—
Unamortized discount	(35.2)	(29.4)
Senior unsecured notes issued by the Partnership: (4)
6.500% fixed rate, due July 2027	705.2	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	15,419.2	13,635.5
Debt issuance costs, net of amortization	(106.7)	(89.0)
Finance lease liabilities	235.8	240.4
Long-term debt	15,548.3	13,786.9
Total debt obligations	$16,208.7	$14,174.6
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$9.4	$17.6

(1)
As of March 31, 2025, the Partnership had $600.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in no remaining availability.
(2)
In February 2025, we entered into a new $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), which matures in February 2030. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior revolving credit facility (the “Previous TRGP Revolver”). We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under our TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion, subject to final documentation requirements completed in April 2025. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $920.0 million borrowings outstanding, resulting in approximately $2.6 billion of available liquidity as of March 31, 2025, after accounting for outstanding letters of credit.
(3)
In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 (the “5.550% Notes due 2035”) and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055 (the “6.125% Notes due 2055”), resulting in net proceeds of approximately $2.0 billion.
(4)
We guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2025:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	4.7% - 4.8%	4.7%
Securitization Facility	5.2% - 5.3%	5.2%

Compliance with Debt Covenants

As of March 31, 2025, we were in compliance with the covenants contained in our various debt agreements.

TRGP Revolver

In February 2025, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the letter of credit issuers party thereto and the other lenders party thereto. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver) and a swing line sub-facility of up to $150.0 million. We recorded $8.9 million of debt issuance costs related to the TRGP Revolver in Other long-term assets on our Consolidated Balance Sheets. The TRGP Revolver matures on February 18, 2030. We will be able to extend the maturity date, subject to the required lenders’ consent, by one year up to two times. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver. As a result of the termination of the Previous TRGP Revolver, we recorded a loss due to debt extinguishment of $0.6 million.

Senior Unsecured Notes Issuance

In February 2025, we completed an underwritten public offering of the 5.550% Notes due 2035 and the 6.125% Notes due 2055 (collectively, the “February 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $2.0 billion. The February 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The February 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Tenth Supplemental Indenture, dated as of February 27, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $20.4 million and discount of $6.1 million as reductions to the carrying value of the February 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. We used the net proceeds from the debt issuance to fund the Badlands Transaction and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

Note 7 — Common Stock and Related Matters

Common Share Repurchase Program

In May 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. During the first quarter of 2025, we exhausted the 2023 Share Repurchase Program.

In July 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. The amount authorized under the 2024 Share Repurchase Program was in addition to the amount remaining under the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2024 Share Repurchase Program and may discontinue this program at any time.

For the three months ended March 31, 2025, we repurchased 651,163 shares of our common stock at a weighted average per share price of $191.86 for a total net cost of $124.9 million. For the three months ended March 31, 2024, we repurchased 1,186,444 shares of our common stock at a weighted average per share price of $104.26 for a total net cost of $123.7 million.

As of March 31, 2025, there was $890.5 million remaining under the 2024 Share Repurchase Program.

Common Stock Dividends

In April 2025, we declared an increase to our common dividend to $1.00 per common share, or $4.00 per common share annualized, effective for the first quarter of 2025.

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

March 31, 2025	May 15, 2025	$218.9	$216.9	$2.0	$1.00000
December 31, 2024	February 14, 2025	165.2	163.6	1.6	0.75000

Note 8 — Earnings per Common Share

Restricted Stock Unit awards (“RSUs”) that vest no later than three years following the RSUs’ grant date participate in quarterly cash dividend payments. As these RSUs and certain four-year retention awards participate in nonforfeitable dividends with the common equity owners of the Company, they are considered participating securities.

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$270.5	$275.2
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	70.5	—
Net income (loss) attributable to common shareholders	$200.0	$275.2
Less: Participating share-based earnings (2)	1.2	2.2
Net income (loss) allocated to common shareholders for basic earnings per share	$198.8	$273.0

Weighted average shares outstanding - basic	217.9	222.8
Dilutive effect of unvested restricted stock awards	0.8	0.9
Weighted average shares outstanding - diluted	218.7	223.7

Net income (loss) available per common share - basic	$0.91	$1.23
Net income (loss) available per common share - diluted	$0.91	$1.22

(1)
Represents premium paid on the Badlands Transaction. See Note 4 – Joint Ventures and Acquisitions.
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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock awards	1.1	1.1

Note 9 — Derivative Instruments and Hedging Activities

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

At March 31, 2025, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2025	2026	2027	2028
Natural Gas	Swaps	MMBtu/d	81,583	81,604	12,971	—
Natural Gas	Basis Swaps	MMBtu/d	553,855	309,158	288,329	100,000
NGL	Swaps	Bbl/d	30,477	28,918	3,770	—
NGL	Futures	Bbl/d	15,455	959	—	—
Condensate	Swaps	Bbl/d	8,000	8,249	1,208	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $0.4 million as of March 31, 2025. The maximum losses attributable to any individual counterparty would be up to $4.6 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of March 31, 2025		Fair Value as of December 31, 2024
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$58.9	$(66.9)	$50.8	$(29.0)
	Long-term	28.2	(16.5)	20.8	(11.7)
Total derivatives designated as hedging instruments		$87.1	$(83.4)	$71.6	$(40.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$15.3	$(295.8)	$11.0	$(138.3)
	Long-term	6.5	(177.9)	4.5	(80.3)
Total derivatives not designated as hedging instruments		$21.8	$(473.7)	$15.5	$(218.6)
Total current position		$74.2	$(362.7)	$61.8	$(167.3)
Total long-term position		34.7	(194.4)	25.3	(92.0)
Total derivatives		$108.9	$(557.1)	$87.1	$(259.3)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
March 31, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$74.2	$(328.7)	$87.3	$3.0	$(170.2)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(34.0)	—	—	(34.0)
	74.2	(362.7)	87.3	3.0	(204.2)
Long-Term Position
Counterparties with offsetting positions or collateral	33.3	(188.1)	21.7	4.8	(137.9)
Counterparties without offsetting positions - assets	1.4	—	—	1.4	—
Counterparties without offsetting positions - liabilities	—	(6.3)	—	—	(6.3)
	34.7	(194.4)	21.7	6.2	(144.2)
Total Derivatives
Counterparties with offsetting positions or collateral	107.5	(516.8)	109.0	7.8	(308.1)
Counterparties without offsetting positions - assets	1.4	—	—	1.4	—
Counterparties without offsetting positions - liabilities	—	(40.3)	—	—	(40.3)
	$108.9	$(557.1)	$109.0	$9.2	$(348.4)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$61.7	$(167.3)	$37.1	$9.2	$(77.7)
Counterparties without offsetting positions - assets	0.1	—	—	0.1	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	61.8	(167.3)	37.1	9.3	(77.7)
Long-Term Position
Counterparties with offsetting positions or collateral	24.2	(91.5)	9.0	4.2	(62.5)
Counterparties without offsetting positions - assets	1.1	—	—	1.1	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	25.3	(92.0)	9.0	5.3	(63.0)
Total Derivatives
Counterparties with offsetting positions or collateral	85.9	(258.8)	46.1	13.4	(140.2)
Counterparties without offsetting positions - assets	1.2	—	—	1.2	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	$87.1	$(259.3)	$46.1	$14.6	$(140.7)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of March 31, 2025, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $345.6 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s Ratings and Standard & Poor’s Financial Services LLC, as defined in our ISDAs, we estimate that as of March 31, 2025, we would be required to post $38.0 million of collateral to certain counterparties and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $448.2 million as of March 31, 2025. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (loss) (“OCI”) and amounts reclassified from OCI to revenue:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2025	2024
Commodity contracts	$(33.8)	$(70.3)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2025	2024
Revenues	$(6.1)	$(3.2)

As of March 31, 2025, we expect to reclassify commodity hedge related net deferred losses of $(11.3) million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of March 31, 2025, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through December 2027.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended March 31, 2025, the unrealized mark-to-market losses are primarily attributable to unfavorable movements in natural gas forward basis prices, as compared to our positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2025	2024
Commodity contracts	Revenue	$(285.2)	$(31.9)

See Note 10 – Fair Value Measurements and Note 15 – Segment Information for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at March 31, 2025 represent a net liability position of $448.2 million and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $631.1 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of $265.2 million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Long-term debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our current and long-term debt as follows:

•
the TRGP Revolver, commercial paper notes and Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•
the TRGP senior unsecured notes and the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	March 31, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$108.4	$108.4	$—	$108.4	$—
Liabilities from commodity derivative contracts (1)	556.6	556.6	—	556.6	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	151.4	151.4	—	—	—
TRGP Revolver and Commercial Paper Program	920.0	920.0	—	920.0	—
TRGP Senior unsecured notes	9,464.8	9,480.9	—	9,480.9	—
Partnership’s Senior unsecured notes	5,034.4	4,966.2	—	4,966.2	—
Securitization Facility	600.0	600.0	—	600.0	—

	December 31, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$87.0	$87.0	$—	$87.0	$—
Liabilities from commodity derivative contracts (1)	259.2	259.2	—	259.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	157.3	157.3	—	—	—
Previous TRGP Revolver and Commercial Paper Program	1,130.5	1,130.5	—	1,130.5	—
TRGP Senior unsecured notes	7,470.6	7,438.6	—	7,438.6	—
Partnership’s Senior unsecured notes	5,034.4	4,928.0	—	4,928.0	—
Securitization Facility	330.0	330.0	—	330.0	—

(1)
The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in Note 9 – Derivative Instruments and Hedging Activities. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

Note 11 — Contingencies

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

On July 24, 2023, we received a Notice of Violation (the “New Mexico NOV”) from the New Mexico Environment Department (the “NMED”), Air Quality Bureau, relating to alleged air permit violations at the Red Hills gas processing facility. The alleged air permit violations occurred primarily between August 1, 2021 and June 30, 2022, while these facilities were owned by Lucid Energy Delaware, LLC (“Lucid”), an entity we acquired in July 2022 and whose assets are now integrated into Targa Northern Delaware LLC, a wholly-owned subsidiary of the Company. On December 5, 2024, we received a proposed Administrative Compliance Order (the “ACO”) from the NMED relating to the violations identified in the New Mexico NOV and certain other alleged violations. The ACO includes a proposed civil penalty of approximately $47.8 million and requires certain capital improvements to address the operations and excess air emissions at the Red Hills processing facility. These capital improvements, totaling approximately $140 million, were substantially completed by December 31, 2024.

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

In April 2024, we received an administrative Notice of Violation (the “EPA NOV”) from the EPA and a request for the production of documents from the United States Attorney’s Office for North Dakota relating to alleged violations of the Clean Air Act (“CAA”), at certain Targa Badlands LLC compressor stations. The EPA NOV and subpoena stem from inspections the EPA conducted at the compressor stations on June 15, 2023, as well as related records reviews. In October 2024, we began negotiations with the U.S. Attorney’s Office with respect to resolution of a single-count information alleging a violation of the CAA related to untimely installation of monitoring equipment at one compressor station, which carries a maximum fine of $500,000, and we entered into a Plea Agreement on December 16, 2024 reflecting these terms. We have also entered into discussions with the EPA with respect to a proposed Consent Agreement and Final Order that would resolve the allegations contained in the EPA NOV by requiring, among other things, payment of an administrative penalty. Although these matters are ongoing and we cannot predict their ultimate outcome, we do not expect resolution of these matters will be material to our consolidated financial statements.

Note 12 — Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 14 years.

	2025	2026	2027 and after
Fixed consideration to be recognized as of March 31, 2025	$315.8	$409.7	$2,065.6

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met. Deferred revenue as of March 31, 2025 and December 31, 2024 was $120.5 million and $119.9 million, respectively.

For disclosures related to disaggregated revenue, see Note 15 – Segment Information.

Note 13 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three months ended March 31, 2025 is lower than the U.S. corporate statutory rate of 21% primarily due to excess tax-deductible stock compensation, partially offset by state income taxes. Our effective tax rate for the three months ended March 31, 2024 was lower than the U.S. corporate statutory rate of 21% primarily due to income allocated to noncontrolling interests that is not taxable to the Company and excess tax-deductible stock compensation.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of March 31, 2025 and December 31, 2024, our valuation allowance was $5.9 million.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of March 31, 2025, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

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

Note 14 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Cash:
Interest paid, net of capitalized interest (1)	$340.9	$268.2
Income taxes paid, net of refunds	0.8	0.3
Non-cash investing activities:
Impact of net accruals on capital expenditures	$(173.5)	$54.4
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(13.2)	$2.6

(1)
Interest capitalized on major projects was $13.6 million and $16.2 million for the three months ended March 31, 2025 and 2024.

Note 15 — Segment Information

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes the Grand Prix NGL Pipeline, which connects our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our Downstream facilities in Mont Belvieu, Texas. Our Downstream facilities are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the unrealized mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended March 31, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$200.7	$3,932.5	$4,133.2	$(248.8)	$—	$3,884.4
Fees from midstream services	475.1	202.0	677.1	—	—	677.1
	675.8	4,134.5	4,810.3	(248.8)	—	4,561.5
Intersegment revenues
Sales of commodities	1,517.0	59.4	1,576.4	—	(1,576.4)	—
Fees from midstream services	0.2	7.1	7.3	—	(7.3)	—
	1,517.2	66.5	1,583.7	—	(1,583.7)	—
Revenues	$2,193.0	$4,201.0	$6,394.0	$(248.8)	$(1,583.7)	$4,561.5
Operating expenses	$208.2	$95.5	$303.7	$—
Other segment items (1)	1,382.6	3,458.8	4,841.4	—
Operating margin	602.2	646.7	1,248.9	(248.8)
Other financial information:
Total assets (2)	$13,727.9	$8,821.1	$22,549.0	$—	$251.3	$22,800.3
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	433.2	174.7	607.9	—	10.4	618.3

	Three Months Ended March 31, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$272.7	$3,691.8	$3,964.5	$(22.1)	$—	$3,942.4
Fees from midstream services	413.3	206.7	620.0	—	—	620.0
	686.0	3,898.5	4,584.5	(22.1)	—	4,562.4
Intersegment revenues
Sales of commodities	1,131.0	46.9	1,177.9	—	(1,177.9)	—
Fees from midstream services	(2.2)	6.9	4.7	—	(4.7)	—
	1,128.8	53.8	1,182.6	—	(1,182.6)	—
Revenues	$1,814.8	$3,952.3	$5,767.1	$(22.1)	$(1,182.6)	$4,562.4
Operating expenses	$188.1	$90.0	$278.1	$—
Other segment items (1)	1,070.3	3,330.2	4,400.5	—
Operating margin	556.4	532.1	1,088.5	(22.1)
Other financial information:
Total assets (2)	$12,815.6	$7,870.1	$20,685.7	$3.1	$157.3	$20,846.1
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	435.0	293.6	728.6	—	1.1	729.7

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, margin deposit, prepaids, property, plant and equipment and debt issuance costs for our revolving credit facility.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended March 31,
	2025	2024
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$681.9	$494.6
NGL	3,376.8	3,345.7
Condensate and crude oil	117.0	137.2
	4,175.7	3,977.5
Non-customer revenue:
Derivative activities - Hedge	(6.1)	(3.2)
Derivative activities - Non-hedge (1)	(285.2)	(31.9)
	(291.3)	(35.1)
Total sales of commodities	3,884.4	3,942.4

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	469.0	405.9
NGL transportation, fractionation and services	76.8	73.6
Storage, terminaling and export	131.8	125.7
Other	(0.5)	14.8
Total fees from midstream services	677.1	620.0

Total revenues	$4,561.5	$4,562.4

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2025	2024
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$1,248.9	$1,088.5
Other operating margin	(248.8)	(22.1)
Depreciation and amortization expense	(367.6)	(340.5)
General and administrative expense	(94.5)	(86.5)
Other operating income (expense)	5.3	—
Interest expense, net	(197.1)	(228.6)
Equity earnings (loss)	5.5	2.8
Other, net	0.3	1.7
Income (loss) before income taxes	$352.0	$415.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q for the quarter ended March 31, 2025 (“Quarterly Report”).

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

Recent Developments

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, our major expansion projects include the following:

Permian Midland Processing Expansions

•
In May 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Pembrook II plant”). The Pembrook II plant is expected to begin operations in the third quarter of 2025.
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

Fractionation Expansions

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. GCF commenced operations in the first quarter of 2025.
•
In May 2024, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 11”). Train 11 is expected to begin operations in the third quarter of 2026.
•
In February 2025, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 12”). Train 12 is expected to begin operations in the first quarter of 2027.

NGL Pipeline Expansion

•
In February 2025, we announced an intra-Delaware Basin expansion of our Grand Prix pipeline system in the Permian Delaware. The expansion is expected to begin operations in the third quarter of 2026.

LPG Export Expansion

•
In February 2025, we announced an expansion of our LPG export capabilities at our Galena Park Marine Terminal, to include the addition of a new pipeline from Mont Belvieu to Galena Park and additional refrigeration. Our effective export capacity will increase up to 19 MMBbl per month, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors. The expansion is expected to be completed in the third quarter of 2027.

Joint Ventures

On July 31, 2024, we entered into a joint venture (“Blackcomb Joint Venture”) to construct and operate the Blackcomb pipeline. The Blackcomb Joint Venture is owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater, 30.4% by MPLX LP, and 19.0% by Enbridge Inc. The Blackcomb pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas, and is expected to be in service in the second half of 2026, pending the receipt of customary regulatory and other approvals.

On April 3, 2025, WhiteWater announced the Blackcomb Joint Venture has reached a final investment decision to construct the Traverse pipeline. The bi-directional Traverse pipeline is designed to transport up to 1.75 Bcf/d of natural gas through approximately 160 miles of 36-inch pipeline between Agua Dulce and the Katy area and is expected to be in service in 2027, pending the receipt of customary regulatory and other approvals. Both the Blackcomb and Traverse pipelines will be operated by an affiliate of WhiteWater.

On March 5, 2025, we completed the acquisition of Blackstone’s 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of $1.8 billion in cash (the “Badlands Transaction”). As a result of the acquisition, we own 100% of the interests in and earnings of Targa Badlands effective January 1, 2025.

For additional information, see Note 4 – Joint Ventures and Acquisitions to our Consolidated Financial Statements.

Capital Allocation

In April 2025, we declared an increase to our quarterly common dividend to $1.00 per common share, or $4.00 per common share annualized, effective for the first quarter of 2025.

In May 2023, our Board of Directors approved a $1.0 billion common share repurchase program (the “2023 Share Repurchase Program”). In July 2024, our Board of Directors approved a new $1.0 billion common share repurchase program (the “2024 Share Repurchase Program and, together with the 2023 Share Repurchase Program, the “Share Repurchase Programs”). The amount authorized under the 2024 Share Repurchase Program was in addition to the amount remaining under the 2023 Share Repurchase Program. During the first quarter of 2025, we exhausted the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2024 Share Repurchase Program and may discontinue the program at any time.

For the three months ended March 31, 2025, we repurchased 651,163 shares of our common stock at a weighted average per share price of $191.86 for a total net cost of $124.9 million. As of March 31, 2025, there was $890.5 million remaining under the 2024 Share Repurchase Program.

Financing Activities

In February 2025, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the letter of credit issuers party thereto and the other lenders party thereto (the “TRGP Revolver”). The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion and matures on February 18, 2030. The maturity date is extendable, subject to the lenders’ consent, by one year up to two times. In connection with our entry into the TRGP Revolver, we terminated our previous revolving credit facility (the “Previous TRGP Revolver”).

In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 (the “5.550% Notes due 2035”) and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055 (the “6.125% Notes due 2055”), resulting in net proceeds of approximately $2.0 billion. The 5.550% Notes due 2035 and 6.125% Notes due 2055 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. We used the net proceeds from the debt issuance to fund the Badlands Transaction and the remaining net proceeds for general corporate purposes, including to repay borrowings under our unsecured commercial paper note program (the “Commercial Paper Program”).

For additional information about our recent debt-related transactions, see Note 6 – Debt Obligations to our Consolidated Financial Statements.

Corporation Tax Matters

As of March 31, 2025, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

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

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, and several operational, economic, accounting and regulatory assumptions, we are currently not an “applicable corporation”, but we are likely to become one in a subsequent year, potentially as early as 2026. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA and the CAMT and the possibility that the CAMT will be reduced or eliminated by the new Presidential administration, we will continue to monitor and evaluate the potential future impact to our financial statements.

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

Throughput Volumes, Facility Efficiencies and Fuel Consumption

Our profitability is impacted by our ability to add new sources of crude oil supply and natural gas supply to offset the natural decline of existing volumes from oil and natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing crude oil and natural gas supplies currently gathered by third parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, connected by third-party transportation and Grand Prix, to our Downstream Business fractionation facilities and at times to our export facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

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

Adjusted Cash Flow from Operations and Adjusted Free Cash Flow

We define adjusted cash flow from operations as adjusted EBITDA less cash interest expense on debt obligations and cash tax (expense) benefit. We define adjusted free cash flow as adjusted cash flow from operations less maintenance capital expenditures (net of any reimbursements of project costs) and growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates. Adjusted cash flow from operations and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$270.5	$275.2
Interest (income) expense, net	197.1	228.6
Income tax expense (benefit)	72.2	82.7
Depreciation and amortization expense	367.6	340.5
(Gain) loss on sale or disposition of assets	(0.5)	(1.1)
Write-down of assets	2.0	1.0
(Gain) loss from financing activities	0.6	—
Equity (earnings) loss	(5.5)	(2.8)
Distributions from unconsolidated affiliates	4.9	6.3
Compensation on equity grants	17.6	14.6
Risk management activities	248.8	22.0
Noncontrolling interests adjustments (1)	3.2	(0.8)
Adjusted EBITDA	$1,178.5	$966.2
Interest expense on debt obligations (2)	(193.2)	(224.9)
Cash taxes	(15.3)	(2.9)
Adjusted Cash Flow from Operations	$970.0	$738.4
Maintenance capital expenditures, net (3)	(47.3)	(49.8)
Growth capital expenditures, net (3)	(594.5)	(685.8)
Adjusted Free Cash Flow	$328.2	$2.8

(1)
Represents adjustments related to our subsidiaries with noncontrolling interests, including depreciation and amortization expense as well as earnings for certain plants within our WestTX joint venture not subject to noncontrolling interest accounting.

(2)
Excludes amortization of interest expense. The three months ended March 31, 2024 includes $54.9 million of interest expense on a 2024 legal ruling associated with an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview LLC, then a subsidiary of the Company, and Noble Americas Corp (the “Splitter Agreement”).
(3)
Represents capital expenditures, net of contributions from noncontrolling interests and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion summarize our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
	(In millions)
Revenues:
Sales of commodities	$3,884.4	$3,942.4	$(58.0)	(1%)
Fees from midstream services	677.1	620.0	57.1	9%
Total revenues	4,561.5	4,562.4	(0.9)	—
Product purchases and fuel	3,257.8	3,218.0	39.8	1%
Operating expenses	303.6	278.0	25.6	9%
Depreciation and amortization expense	367.6	340.5	27.1	8%
General and administrative expense	94.5	86.5	8.0	9%
Other operating (income) expense	(5.3)	—	(5.3)	(100%)
Income (loss) from operations	543.3	639.4	(96.1)	(15%)
Interest expense, net	(197.1)	(228.6)	31.5	14%
Equity earnings (loss)	5.5	2.8	2.7	96%
Other, net	0.3	1.7	(1.4)	NM
Income tax (expense) benefit	(72.2)	(82.7)	10.5	13%
Net income (loss)	279.8	332.6	(52.8)	(16%)
Less: Net income (loss) attributable to noncontrolling interests	9.3	57.4	(48.1)	(84%)
Net income (loss) attributable to Targa Resources Corp.	270.5	275.2	(4.7)	(2%)
Premium on repurchase of noncontrolling interests, net of tax	70.5	—	70.5	100%
Net income (loss) attributable to common shareholders	$200.0	$275.2	$(75.2)	(27%)
Financial data:
Adjusted EBITDA (1)	$1,178.5	$966.2	$212.3	22%
Adjusted cash flow from operations (1)	970.0	738.4	231.6	31%
Adjusted free cash flow (1)	328.2	2.8	325.4	NM

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Commodity sales are relatively flat reflecting lower NGL, natural gas and condensate volumes ($217.9 million), the unfavorable impact of hedges ($256.1 million) and lower condensate prices ($15.2 million), offset by higher natural gas and NGL prices ($431.2 million).

The increase in fees from midstream services is primarily due to higher gas gathering and processing fees, and higher export volumes, partially offset by lower transportation and fractionation fees.

Product purchases and fuel are relatively flat reflecting higher natural gas and NGL prices, offset by lower NGL and natural gas volumes.

The increase in operating expenses is primarily due to higher labor, taxes and maintenance costs, partially offset by lower rental costs.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense is primarily due to the impact of system expansions on our asset base.

The decrease in interest expense, net is due to recognition of cumulative interest on a legal ruling associated with the Splitter Agreement in 2024, partially offset by higher borrowings in 2025.

The decrease in income tax expense is primarily due to a decrease in pre-tax book income.

The decrease in net income attributable to noncontrolling interests is primarily due to the Badlands Transaction in 2025 and the acquisition of the remaining membership interest in Cedar Bayou Fractionators, L.P. in 2024 (the “CBF Acquisition”).

The premium on repurchase of noncontrolling interests, net of tax is due to the Badlands Transaction in 2025.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
March 31, 2025	$602.2	$646.7	$(248.8)
March 31, 2024	556.4	532.1	(22.1)

Gathering and Processing Segment

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
	(In millions, except operating statistics and price amounts)
Operating margin	$602.2	$556.4	$45.8	8%
Operating expenses	208.2	188.1	20.1	11%
Adjusted operating margin	$810.4	$744.5	$65.9	9%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	2,985.6	2,746.1	239.5	9%
Permian Delaware	3,020.3	2,648.9	371.4	14%
Total Permian	6,005.9	5,395.0	610.9	11%

SouthTX	295.1	304.9	(9.8)	(3%)
North Texas	171.5	184.5	(13.0)	(7%)
SouthOK (5)	318.0	357.2	(39.2)	(11%)
WestOK	200.1	210.1	(10.0)	(5%)
Total Central	984.7	1,056.7	(72.0)	(7%)

Badlands (5) (6)	136.9	127.1	9.8	8%
Total Field	7,127.5	6,578.8	548.7	8%

Coastal	398.8	524.7	(125.9)	(24%)

Total	7,526.3	7,103.5	422.8	6%
NGL production, MBbl/d (3)
Permian Midland (4)	429.5	392.8	36.7	9%
Permian Delaware	366.4	307.0	59.4	19%
Total Permian	795.9	699.8	96.1	14%

SouthTX	28.8	28.9	(0.1)	—
North Texas	21.0	21.9	(0.9)	(4%)
SouthOK (5)	33.1	28.1	5.0	18%
WestOK	15.2	11.7	3.5	30%
Total Central	98.1	90.6	7.5	8%

Badlands (5)	16.4	14.6	1.8	12%
Total Field	910.4	805.0	105.4	13%

Coastal	32.7	39.1	(6.4)	(16%)

Total	943.1	844.1	99.0	12%
Crude oil, Badlands, MBbl/d	107.1	94.4	12.7	13%
Crude oil, Permian, MBbl/d	29.0	27.6	1.4	5%
Natural gas sales, BBtu/d (3)	2,592.8	2,650.5	(57.7)	(2%)
NGL sales, MBbl/d (3)	570.2	498.8	71.4	14%
Condensate sales, MBbl/d	18.1	19.1	(1.0)	(5%)
Average realized prices (7):
Natural gas, $/MMBtu	2.24	1.50	0.74	49%
NGL, $/gal	0.50	0.48	0.02	4%
Condensate, $/Bbl	72.32	77.22	(4.90)	(6%)

(1)
Segment operating statistics include the effect of intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

(2)
Plant natural gas inlet represents our undivided interest in the volume of natural gas passing through the meter located at the inlet of a natural gas processing plant, other than Badlands during 2024.
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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	7.7	$0.96	$7.4	14.4	$1.27	$18.3
NGL (MMgal)	97.5	(0.07)	(6.6)	134.1	0.01	1.7
Crude oil (MBbl)	0.7	1.00	0.7	0.4	(7.25)	(2.9)
			$1.5			$17.1

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Roadrunner II plant during the second quarter of 2024, the Greenwood II plant during the fourth quarter of 2024, the Bull Moose plant during the first quarter of 2025, and continued strong producer activity despite severe winter weather events which impacted volumes during the first quarter of 2025.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Logistics and Transportation Segment

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
	(In millions, except operating statistics)
Operating margin	$646.7	$532.1	$114.6	22%
Operating expenses	95.5	90.0	5.5	6%
Adjusted operating margin	$742.2	$622.1	$120.1	19%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes	843.5	717.8	125.7	18%
Fractionation volumes	979.9	797.2	182.7	23%
Export volumes	447.7	439.0	8.7	2%
NGL sales	1,186.4	1,227.6	(41.2)	(3%)

(1)
Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, the addition of Train 9 during the second quarter of 2024, the in-service of the Daytona NGL Pipeline during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. Marketing margin increased due to greater optimization opportunities.

The increase in operating expenses was predominantly due to system expansions.

Other

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
	(In millions)
Operating margin	$(248.8)	$(22.1)	$(226.7)
Adjusted operating margin	$(248.8)	$(22.1)	$(226.7)

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

Our Liquidity and Capital Resources

As of March 31, 2025, inclusive of our consolidated joint venture accounts, we had $151.4 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the $600.0 million accounts receivable securitization facility (the “Securitization Facility”), and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

We believe our sources of liquidity and capital resources are sufficient to meet our anticipated cash requirements for at least the next twelve months to satisfy our obligations, including our day-to-day operations, growth capital expenditures, dividend payments, maintenance capital expenditures, debt service and other anticipated obligations. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. These include commodity prices and ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. For additional discussion on recent factors impacting our liquidity and capital resources, see “Recent Developments.”

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of March 31, 2025, was:

Consolidated Total
(In millions)
Cash on hand (1)	$151.4
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,251.4

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(920.0)
Outstanding letters of credit under the TRGP Revolver	(9.4)
Total liquidity	$2,722.0

(1)
Includes cash held in our consolidated joint venture accounts.

Other potential capital resources associated with our existing arrangements include our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 18, 2030. The maturity date is extendable, subject to the lenders’ consent, by one year up to two times.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of March 31, 2025, we had $9.4 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Working capital as of March 31, 2025 decreased $245.6 million compared to December 31, 2024. The decrease was primarily due to a higher outstanding balance on the Securitization Facility, lower receivables resulting from lower NGL and natural gas volumes and higher net liabilities for hedging activities, partially offset by lower payables, including interest and accounts payable balances related to capital spending on growth projects.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements.

In February 2025, we entered into the TRGP Revolver, which provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver) and a swing line sub-facility of up to $150.0 million. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver.

In February 2025, we completed an underwritten public offering of the 5.550% Notes due 2035 and the 6.125% Notes 2055, resulting in net proceeds of approximately $2.0 billion. We used the net proceeds from the debt issuance to fund the Badlands Transaction and for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

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

Compliance with Debt Covenants

As of March 31, 2025, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Three Months Ended March 31,
2025	2024	2025 vs. 2024
(In millions)
$954.4	$876.4	$78.0

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

The increase in net cash provided by operating activities was primarily due to higher collections from customers resulting from increased revenues in 2025 compared to 2024, partially offset by an increase in payments for product purchases and fuel, higher operating expenses, higher interest payments, and higher outlays for hedging transactions.

Cash Flows from Investing Activities

Three Months Ended March 31,
2025	2024	2025 vs. 2024
(In millions)
$(813.3)	$(677.9)	$(135.4)

The increase in net cash used in investing activities was due to higher outlays for major growth capital projects in 2025 primarily related to construction activities in the Permian region and Mont Belvieu, Texas.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2025	2024
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$2,009.5	$99.2
Repurchase of noncontrolling interests	(1,800.0)	(1.3)
Dividends paid to common shareholders	(167.2)	(116.6)
Contributions from (distributions to) noncontrolling interests, net	(17.9)	(51.4)
Repurchases of shares	(171.4)	(160.2)
Net cash provided by (used in) financing activities	$(147.0)	$(230.3)

The decrease in net cash used in financing activities was due to higher proceeds from debt financings in 2025 and lower distributions to noncontrolling interests subsequent to the CBF Acquisition in the fourth quarter of 2024 and the Badlands Transaction in the first quarter of 2025, partially offset by higher repurchases of noncontrolling interests due to the Badlands Transaction, higher dividends paid and higher repurchases of common stock in 2025. The increase in proceeds from debt financings was due to higher proceeds from our senior unsecured notes and borrowings under the Securitization Facility, partially offset by higher repayments of the Commercial Paper Program.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Our subsidiaries that guarantee our obligations under the TRGP Revolver (the “Obligated Group”) also fully and unconditionally guarantee, jointly and severally, the payment of TRGP’s senior unsecured notes, subject to certain limited exceptions.

In lieu of providing separate financial statements for the Obligated Group, we have presented the following supplemental summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.” The composition of the Obligated Group changed in connection with our entry into the TRGP Revolver. As a result, the following supplemental summarized combined financial information of the Obligated Group appearing below supersedes such information appearing in our Annual Report.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	March 31, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets	$139.0	$127.8
Current assets - affiliates	2.6	22.7
Long-term assets	80.3	76.4
Total assets	$221.9	$226.9

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$118.0	$262.0
Long-term liabilities	5,121.2	5,121.7
Targa Resources Corp. stockholders’ equity (deficit)	(5,017.3)	(5,156.8)
Total liabilities and owners’ equity (deficit)	$221.9	$226.9

Summarized Combined Statement of Operations Information
	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(In millions)
Operating income (loss)	(84.3)	(328.0)
Net income (loss)	(150.3)	(583.0)

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

March 31, 2025	May 15, 2025	$218.9	$216.9	$2.0	$1.00000
December 31, 2024	February 14, 2025	165.2	163.6	1.6	0.75000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Capital expenditures:
Growth (1)	$570.7	$677.9
Maintenance (2)	47.6	51.8
Gross capital expenditures	618.3	729.7
Change in capital project payables and accruals, net	173.9	(59.9)
Cash outlays for capital projects	$792.2	$669.8

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $594.5 million and $685.8 million for the three months ended March 31, 2025 and 2024.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $47.3 million and $49.8 million for the three months ended March 31, 2025 and 2024.

The decrease in growth capital expenditures is primarily due to timing of construction projects, including the Daytona NGL Pipeline, which was placed in-service in the third quarter of 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, there were $53.7 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2025, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of March 31, 2025:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(405.1)	$(320.0)	$(490.3)
NGLs	(56.4)	5.2	(117.9)
Crude oil	13.3	49.6	(22.9)
Total	$(448.2)	$(265.2)	$(631.1)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

During the three months ended March 31, 2025 and 2024, our operating revenues increased (decreased) by $(291.3) million and $(35.1) million as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $172.2 million at December 31, 2024 to a net liability position of $448.2 million at March 31, 2025. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of March 31, 2025, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of March 31, 2025, we had $1.5 billion in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $15.2 million based on our March 31, 2025 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $0.4 million as of March 31, 2025. The maximum losses attributable to any individual counterparty as of March 31, 2025 would be up to $4.6 million, depending on the counterparty in default.

For more information about our hedging activities, see Note 9 – Derivative Instruments and Hedging Activities and Note 10 – Fair Value Measurements to our Consolidated Financial Statements.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, no customer comprised 10% or greater of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 11 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
January 1, 2025 - January 31, 2025	211,954	$215.72	—	$1,015,387
February 1, 2025 - February 28, 2025	40,345	$198.46	40,313	$1,007,387
March 1, 2025 - March 31, 2025	614,392	$191.48	610,850	$890,458

(1)
Includes 651,163 shares purchased under our Share Repurchase Programs, as well as 215,528 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)
In May 2023, our Board of Directors approved the 2023 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. In July 2024, our Board of Directors approved the 2024 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. During the first quarter of 2025, we exhausted the 2023 Share Repurchase Program. We are not obligated to repurchase any specific dollar amount or number of shares under the 2024 Share Repurchase Program and may discontinue the program at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1

Tenth Supplemental Indenture, dated as of February 27, 2025, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resource Corp.’s Current Report on Form 8-K filed February 27, 2025 (File No. 001-34991)).

4.2	Form of Notes (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed February 27, 2025 (File No. 001-34991)).

10.1

Credit Agreement, dated as of February 18, 2025, by and among Targa Resources Corp., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2025 (File No. 001-34991)).

10.2

Form of Performance Share Unit Grant Agreement, dated as of January 16, 2025 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2025 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 1, 2025	By:	/s/ William A. Byers
William A. Byers
Chief Financial Officer
(Principal Financial Officer)