Form 10-Q
period 2025-06-30
Targa Resources Corp.
filed 2025-08-07
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 215,191,852 shares of the registrant’s common stock, $0.001 par value, outstanding.

Total number of pages (excluding Exhibits): 49

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
•
our ability to access the capital markets on favorable terms, or at all, which will depend on general market conditions, including the impact of interest rates and any associated Federal Reserve policies and disruptions in the bank and capital markets as a whole, our credit ratings and leverage levels, and demand for our common equity, senior unsecured notes and commercial paper;
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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this quarterly report on Form 10-Q for the quarter ended June 30, 2025 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$113.1	$157.3
Trade receivables, net of allowances of $0.7 million and $2.5 million as of June 30, 2025 and December 31, 2024	1,408.6	1,618.3
Inventories	443.5	334.3
Assets from risk management activities	78.3	61.8
Other current assets	163.7	124.6
Total current assets	2,207.2	2,296.3
Property, plant and equipment, net	19,020.3	18,062.7
Intangible assets, net	1,814.4	1,977.4
Long-term assets from risk management activities	26.2	25.3
Investments in unconsolidated affiliates	268.6	193.3
Other long-term assets	176.1	179.1
Total assets	$23,512.8	$22,734.1

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,726.7	$2,012.5
Accrued liabilities	214.0	336.0
Interest payable	313.2	269.1
Liabilities from risk management activities	154.6	167.3
Current debt obligations	768.2	387.7
Total current liabilities	3,176.7	3,172.6
Long-term debt	16,082.3	13,786.9
Long-term liabilities from risk management activities	72.7	92.0
Deferred income taxes, net	1,079.4	872.1
Other long-term liabilities	390.3	392.3
Contingencies (see Note 12)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of June 30, 2025 and December 31, 2024)	0.2	0.2
Issued Outstanding
June 30, 2025 242,332,690 215,509,429
December 31, 2024 241,764,105 217,763,821
Additional paid-in capital	3,053.3	3,089.1
Retained earnings (deficit)	1,705.4	1,190.0
Accumulated other comprehensive income (loss)	43.2	27.5
Treasury stock, at cost (26,823,261 shares and 24,000,284 shares as of June 30, 2025 and December 31, 2024)	(2,214.0)	(1,714.4)
Total Targa Resources Corp. stockholders’ equity	2,588.1	2,592.4
Noncontrolling interests	123.3	1,825.8
Total owners’ equity	2,711.4	4,418.2
Total liabilities and owners’ equity	$23,512.8	$22,734.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,636.3	$2,966.7	$7,520.7	$6,909.3
Fees from midstream services	623.8	595.3	1,300.9	1,215.1
Total revenues	4,260.1	3,562.0	8,821.6	8,124.4
Costs and expenses:
Product purchases and fuel	2,436.0	2,197.4	5,693.8	5,415.4
Operating expenses	323.6	290.7	627.2	568.7
Depreciation and amortization expense	373.7	348.6	741.3	689.1
General and administrative expense	95.0	98.3	189.5	184.8
Other operating (income) expense	(1.8)	(0.2)	(7.1)	(0.3)
Income (loss) from operations	1,033.6	627.2	1,576.9	1,266.7
Other income (expense):
Interest expense, net	(218.4)	(176.0)	(415.5)	(404.6)
Equity earnings (loss)	5.1	2.9	10.6	5.6
Other, net	1.0	(0.9)	1.3	1.0
Income (loss) before income taxes	821.3	453.2	1,173.3	868.7
Income tax (expense) benefit	(184.1)	(94.3)	(256.3)	(177.1)
Net income (loss)	637.2	358.9	917.0	691.6
Less: Net income (loss) attributable to noncontrolling interests	8.1	60.4	17.4	117.9
Net income (loss) attributable to Targa Resources Corp.	629.1	298.5	899.6	573.7
Premium on repurchase of noncontrolling interests, net of tax	—	—	70.5	—
Net income (loss) attributable to common shareholders	$629.1	$298.5	$829.1	$573.7

Net income (loss) per common share - basic	$2.88	$1.34	$3.79	$2.56
Net income (loss) per common share - diluted	$2.87	$1.33	$3.78	$2.55
Weighted average shares outstanding - basic	216.6	221.0	217.2	221.9
Weighted average shares outstanding - diluted	217.3	221.9	218.0	222.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2025			2024
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$637.2			$358.9
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$75.8	$(17.3)	58.5	$3.0	$(0.7)	2.3
Settlements reclassified to revenues	(27.7)	6.3	(21.4)	(32.2)	7.4	(24.8)
Other comprehensive income (loss)	48.1	(11.0)	37.1	(29.2)	6.7	(22.5)
Comprehensive income (loss)			674.3			336.4
Less: Comprehensive income (loss) attributable to noncontrolling interests			8.1			60.4
Comprehensive income (loss) attributable to Targa Resources Corp.			$666.2			$276.0

	Six Months Ended June 30,
	2025			2024
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$917.0			$691.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$42.0	$(9.6)	32.4	$(67.2)	$15.4	(51.8)
Settlements reclassified to revenues	(21.6)	4.9	(16.7)	(29.0)	6.6	(22.4)
Other comprehensive income (loss)	20.4	(4.7)	15.7	(96.2)	22.0	(74.2)
Comprehensive income (loss)			932.7			617.4
Less: Comprehensive income (loss) attributable to noncontrolling interests			17.4			117.9
Comprehensive income (loss) attributable to Targa Resources Corp.			$915.3			$499.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$917.0	$691.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	7.9	7.2
Compensation on equity grants	34.7	29.7
Depreciation and amortization expense	741.3	689.1
Deferred income tax expense (benefit)	226.7	170.8
Equity (earnings) loss of unconsolidated affiliates	(10.6)	(5.6)
Distributions of earnings received from unconsolidated affiliates	7.4	11.2
Risk management activities	(31.7)	68.8
Other, net	14.0	6.4
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	319.8	302.9
Inventories	(105.4)	60.2
Accounts payable, accrued liabilities and other liabilities	(352.5)	(269.7)
Interest payable	44.1	18.3
Net cash provided by (used in) operating activities	1,812.7	1,780.9
Cash flows from investing activities
Outlays for property, plant and equipment	(1,698.3)	(1,410.1)
Investments in unconsolidated affiliates	(75.8)	(20.1)
Return of capital from unconsolidated affiliates	3.7	1.0
Other, net	0.3	1.5
Net cash provided by (used in) investing activities	(1,770.1)	(1,427.7)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings of commercial paper notes	46,656.2	36,477.0
Repayments of commercial paper notes	(47,119.7)	(35,349.0)
Repayment of term loan facility	—	(500.0)
Proceeds from borrowings under accounts receivable securitization facility	870.0	125.0
Repayments of accounts receivable securitization facility	(1,200.0)	(150.0)
Proceeds from issuance of senior unsecured notes	3,490.7	—
Principal payments of finance leases	(30.2)	(23.2)
Costs incurred in connection with financing arrangements	(41.3)	—
Repurchases of common stock	(449.2)	(478.8)
Shares tendered for tax withholding obligations	(46.7)	(36.7)
Contributions from noncontrolling interests	—	6.0
Distributions to noncontrolling interests	(24.2)	(113.3)
Repurchase of noncontrolling interests	(1,800.4)	(1.3)
Dividends paid to common shareholders	(385.6)	(284.2)
Other, net	(6.4)	—
Net cash provided by (used in) financing activities	(86.8)	(328.5)
Net change in cash and cash equivalents	(44.2)	24.7
Cash and cash equivalents, beginning of period	157.3	141.7
Cash and cash equivalents, end of period	$113.1	$166.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, March 31, 2025	217,461	$0.2	$3,036.2	$1,295.3	$6.1	24,867	$(1,886.3)	$121.2	$2,572.7
Compensation on equity grants	—	—	17.1	—	—	—	—	—	17.1
Dividend equivalent rights	—	—	—	(0.7)	—	—	—	—	(0.7)
Shares issued under compensation program	4	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(1)	—	—	—	—	1	(0.2)	—	(0.2)
Repurchases of common stock	(1,955)	—	—	—	—	1,955	(324.3)	—	(324.3)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(3.2)	—	(3.2)
Common stock dividends
Dividends - $1.00 per share	—	—	—	(218.3)	—	—	—	—	(218.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Other comprehensive income (loss)	—	—	—	—	37.1	—	—	—	37.1
Net income (loss)	—	—	—	629.1	—	—	—	8.1	637.2
Balance, June 30, 2025	215,509	$0.2	$3,053.3	$1,705.4	$43.2	26,823	$(2,214.0)	$123.3	$2,711.4

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, March 31, 2024	222,150	$0.2	$3,073.4	$654.1	$33.9	19,110	$(1,057.7)	$1,873.7	$4,577.6
Compensation on equity grants	—	—	15.1	—	—	—	—	—	15.1
Dividend equivalent rights	—	—	—	(1.1)	—	—	—	—	(1.1)
Shares issued under compensation program	7	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(1)	—	—	—	—	1	(0.2)	—	(0.2)
Repurchases of common stock	(2,986)	—	—	—	—	2,986	(355.1)	—	(355.1)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(3.5)	—	(3.5)
Common stock dividends
Dividends - $0.75 per share	—	—	—	(167.6)	—	—	—	—	(167.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56.8)	(56.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4.2	4.2
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	—	—	(22.5)
Net income (loss)	—	—	—	298.5	—	—	—	60.4	358.9
Balance, June 30, 2024	219,170	$0.2	$3,088.5	$783.9	$11.4	22,097	$(1,416.5)	$1,881.5	$4,349.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	34.7	—	—	—	—	—	34.7
Dividend equivalent rights	—	—	—	(1.4)	—	—	—	—	(1.4)
Shares issued under compensation program	568	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(217)	—	—	—	—	217	(46.7)	—	(46.7)
Repurchases of common stock	(2,606)	—	—	—	—	2,606	(449.2)	—	(449.2)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(3.7)	—	(3.7)
Common stock dividends
Dividends - $1.75 per share	—	—	—	(382.8)	—	—	—	—	(382.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.7)	(10.7)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	15.7	—	—	—	15.7
Net income (loss)	—	—	—	899.6	—	—	—	17.4	917.0
Balance, June 30, 2025	215,509	$0.2	$3,053.3	$1,705.4	$43.2	26,823	$(2,214.0)	$123.3	$2,711.4

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0
Compensation on equity grants	—	—	29.7	—	—	—	—	—	29.7
Dividend equivalent rights	—	—	—	(1.8)	—	—	—	—	(1.8)
Shares issued under compensation program	1,172	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(441)	—	—	—	—	441	(36.7)	—	(36.7)
Repurchases of common stock	(4,172)	—	—	—	—	4,172	(478.8)	—	(478.8)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(4.1)	—	(4.1)
Common stock dividends
Dividends - $1.25 per share	—	—	—	(280.0)	—	—	—	—	(280.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(112.7)	(112.7)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6.0	6.0
Other comprehensive income (loss)	—	—	—	—	(74.2)	—	—	—	(74.2)
Net income (loss)	—	—	—	573.7	—	—	—	117.9	691.6
Balance, June 30, 2024	219,170	$0.2	$3,088.5	$783.9	$11.4	22,097	$(1,416.5)	$1,881.5	$4,349.0

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2025.

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

Note 4 — Joint Ventures and Acquisitions

On March 5, 2025, we completed the acquisition of Blackstone’s 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of $1.8 billion in cash, with an additional $0.4 million of capitalized transaction costs (the “Badlands Transaction”). As a result of the acquisition, we own 100% of the interests in and earnings of Targa Badlands effective January 1, 2025. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax, was $70.5 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

Note 5 — Property, Plant and Equipment and Intangible Assets

	June 30, 2025	December 31, 2024	Estimated Useful Lives (In Years)
Gathering systems	$11,845.5	$11,575.0	5 to 20
Processing and fractionation facilities	10,037.1	9,543.3	5 to 25
Terminaling and storage facilities	1,550.0	1,469.1	5 to 25
Transportation assets	4,436.5	4,131.5	10 to 50
Other property, plant and equipment	572.8	537.7	3 to 25
Land	209.2	198.6	—
Construction in progress	2,003.1	1,702.9	—
Finance lease right-of-use assets	434.8	401.3	5 to 14
Property, plant and equipment	31,089.0	29,559.4
Accumulated depreciation, amortization and impairment	(12,068.7)	(11,496.7)
Property, plant and equipment, net	$19,020.3	$18,062.7

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,563.6)	(2,400.6)
Intangible assets, net	$1,814.4	$1,977.4

During the three and six months ended June 30, 2025, depreciation expense was $292.2 million and $578.3 million, respectively. During the three and six months ended June 30, 2024, depreciation expense was $255.3 million and $502.5 million, respectively.

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

During the three and six months ended June 30, 2025, amortization expense was $81.5 million and $163.0 million, respectively. During the three and six months ended June 30, 2024, amortization expense was $93.3 million and $186.6 million, respectively.

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

Logistics and Transportation Segment

•
38.8% operated ownership interest in Gulf Coast Fractionators (“GCF”);
•
50% operated ownership interest in Cayenne Pipeline, LLC (“Cayenne”); and
•
17.5% non-operated ownership interest in the Blackcomb and Traverse pipelines, which are currently under construction, held by a joint venture (“Blackcomb”).

The terms of these joint venture agreements do not afford us the degree of control required for consolidating the entities in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2024	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at June 30, 2025
Little Missouri 4	$84.3	$7.6	$(9.7)	$5.1	$87.3
GCF	66.4	0.2	—	0.9	67.5
Cayenne	12.3	3.0	(1.4)	—	13.9
Blackcomb	30.3	(0.2)	—	69.8	99.9
Total	$193.3	$10.6	$(11.1)	$75.8	$268.6

(1)
Includes capitalized interest of $1.9 million related to our contributions to Blackcomb.

Note 7 — Debt Obligations

	June 30, 2025	December 31, 2024
Current:
Partnership accounts receivable securitization facility, due August 2025 (1)	$—	$330.0
Senior unsecured notes issued by the Partnership: (2)
6.500% fixed rate, due July 2027 (3)	705.2	—
Debt issuance costs, net of amortization (3)	(1.9)	—
Finance lease liabilities	64.9	57.7
Current debt obligations	768.2	387.7

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (4)	667.0	1,130.5
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.900% fixed rate, due September 2030 (3)	750.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035 (5)	1,000.0	—
5.650% fixed rate, due February 2036 (3)	750.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055 (5)	1,000.0	—
Unamortized discount	(38.0)	(29.4)
Senior unsecured notes issued by the Partnership: (2)
6.500% fixed rate, due July 2027 (3)	—	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	15,958.2	13,635.5
Debt issuance costs, net of amortization	(115.5)	(89.0)
Finance lease liabilities	239.6	240.4
Long-term debt	16,082.3	13,786.9
Total debt obligations	$16,850.5	$14,174.6
Irrevocable standby letters of credit: (4)
Letters of credit outstanding under the TRGP senior revolving credit facility	$9.4	$17.6

(1)
As of June 30, 2025, the Partnership had no amount drawn under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $600.0 million of remaining availability. In July 2025, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to August 31, 2026.
(2)
We guarantee all of the Partnership’s outstanding senior unsecured notes.
(3)
In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036, resulting in net proceeds of approximately $1.5 billion. The net proceeds were initially used to reduce borrowings under the Securitization Facility and Commercial Paper Program as reflected on the balance sheet as of June 30, 2025. A conditional notice of redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027 was issued in June 2025, resulting in the classification of the notes within Current debt obligations on our Consolidated Balance Sheets as of June 30, 2025. In July 2025, we used borrowings under the Securitization Facility and Commercial Paper Program to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027.
(4)
In February 2025, we entered into a new $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), which matures in February 2030. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior revolving credit facility (the “Previous TRGP Revolver”). We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $667.0 million of borrowings outstanding, resulting in approximately $2.8 billion of available liquidity as of June 30, 2025, after accounting for outstanding letters of credit.
(5)
In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055, resulting in net proceeds of approximately $2.0 billion.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2025:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	4.6% - 4.8%	4.7%
Securitization Facility	5.2% - 5.3%	5.2%

Compliance with Debt Covenants

As of June 30, 2025, we were in compliance with the covenants contained in our various debt agreements.

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

Senior Unsecured Notes Issuance

In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 (the “5.550% Notes due 2035”) and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055 (the “6.125% Notes due 2055”) (collectively, the “February 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $2.0 billion. The February 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The February 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Tenth Supplemental Indenture, dated as of February 27, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $20.4 million and discount of $6.1 million as reductions to the carrying value of the February 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. We used the net proceeds from the debt issuance to fund the Badlands Transaction and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 (the “4.900% Notes due 2030”) and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036 (the “5.650% Notes due 2036”) (collectively, the “June 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $1.5 billion. The June 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The June 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Eleventh Supplemental Indenture, dated as of June 18, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $13.5 million and discount of $3.2 million as reductions to the carrying value of the June 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. The net proceeds were initially used to reduce borrowings under the Securitization Facility and Commercial Paper Program as reflected on the balance sheet as of June 30, 2025. In July 2025, we used borrowings under the Securitization Facility and Commercial Paper Program to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027 (the “6.500% Notes due 2027”).

Debt Extinguishment

A conditional notice of redemption of all of the 6.500% Notes due 2027 was issued in June 2025, with the redemption conditioned on completion of the June 2025 Senior Unsecured Notes issuance, resulting in the classification of the 6.500% Notes due 2027 within Current debt obligations on our Consolidated Balance Sheets as of June 30, 2025. In July 2025, we completed the redemption of all of the Partnership’s 6.500% Notes due 2027 and recorded a debt extinguishment loss of $1.9 million due to a write-off of debt issuance costs in the third quarter.

Partnership’s Accounts Receivable Securitization Facility

In July 2025, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to August 31, 2026.

Note 8 — Common Stock and Related Matters

Common Share Repurchase Program

In May 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. During the first quarter of 2025, we exhausted the 2023 Share Repurchase Program.

In July 2024, our Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) for the repurchase of up to $1.0 billion of our outstanding common stock. In addition, in August 2025, our Board of Directors approved a new share repurchase program (the “2025 Share Repurchase Program” and, together with the 2024 Share Repurchase Program, the “Share Repurchase Programs”) for the repurchase of up to $1.0 billion of our outstanding common stock. We are not obligated to repurchase any specific dollar amount or number of shares under the Share Repurchase Programs and may discontinue these programs at any time.

For the three and six months ended June 30, 2025, we repurchased 1,955,099 shares and 2,606,262 shares of our common stock at a weighted average per share price of $165.86 and $172.35 for a total net cost of $324.3 million and $449.2 million, respectively. For the three and six months ended June 30, 2024, we repurchased 2,985,816 shares and 4,172,260 shares of our common stock at a weighted average per share price of $118.91 and $114.75 for a total net cost of $355.1 million and $478.8 million, respectively.

As of June 30, 2025, there was $566.2 million remaining under the 2024 Share Repurchase Program. The amount authorized under the 2025 Share Repurchase Program is in addition to the amount that remained under the 2024 Share Repurchase Program.

Common Stock Dividends

In April 2025, we declared an increase to our common dividend to $1.00 per common share, or $4.00 per common share annualized, effective for the first quarter of 2025.

The following table details the dividends declared and/or paid by us to common shareholders for the six months ended June 30, 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

June 30, 2025	August 15, 2025	$217.1	$215.2	$1.9	$1.00000
March 31, 2025	May 15, 2025	219.0	216.9	2.1	1.00000
December 31, 2024	February 14, 2025	165.2	163.6	1.6	0.75000

Note 9 — Earnings per Common Share

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$629.1	$298.5	$899.6	$573.7
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	—	70.5	—
Net income (loss) attributable to common shareholders	629.1	298.5	829.1	573.7
Less: Participating share-based earnings (2)	4.0	2.3	5.2	4.5
Net income (loss) allocated to common shareholders for basic earnings per share	$625.1	$296.2	$823.9	$569.2

Weighted average shares outstanding - basic	216.6	221.0	217.2	221.9
Dilutive effect of unvested restricted stock awards	0.7	0.9	0.8	1.0
Weighted average shares outstanding - diluted	217.3	221.9	218.0	222.9

Net income (loss) available per common share - basic	$2.88	$1.34	$3.79	$2.56
Net income (loss) available per common share - diluted	$2.87	$1.33	$3.78	$2.55

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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested restricted stock awards	1.1	1.2	1.1	1.2

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

We hedge a portion of our condensate equity volumes using crude oil hedges that are based on NYMEX futures contracts for West Texas Intermediate light, sweet crude, which approximates the prices received for condensate. This exposes us to a market differential risk if NYMEX futures do not move in exact parity with the sales price of our underlying condensate equity volumes.

We also enter into derivative instruments to help manage other short-term commodity-related business risks and take advantage of market opportunities. We have not designated these derivatives as hedges and record changes in fair value and cash settlements to revenues in current earnings.

At June 30, 2025, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2025	2026	2027	2028
Natural Gas	Swaps	MMBtu/d	81,584	81,604	44,508	11,047
Natural Gas	Basis Swaps	MMBtu/d	568,668	368,459	288,329	100,000
NGL	Swaps	Bbl/d	44,183	31,685	15,863	3,944
NGL	Futures	Bbl/d	35,793	4,726	—	—
Condensate	Swaps	Bbl/d	8,023	8,249	2,381	592

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $18.7 million as of June 30, 2025. The range of losses attributable to our individual counterparties would be between $0.3 million and $8.2 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of June 30, 2025		Fair Value as of December 31, 2024
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$67.0	$(17.3)	$50.8	$(29.0)
	Long-term	16.4	(17.4)	20.8	(11.7)
Total derivatives designated as hedging instruments		$83.4	$(34.7)	$71.6	$(40.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$11.3	$(137.3)	$11.0	$(138.3)
	Long-term	9.8	(55.3)	4.5	(80.3)
Total derivatives not designated as hedging instruments		$21.1	$(192.6)	$15.5	$(218.6)
Total current position		$78.3	$(154.6)	$61.8	$(167.3)
Total long-term position		26.2	(72.7)	25.3	(92.0)
Total derivatives		$104.5	$(227.3)	$87.1	$(259.3)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
June 30, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$75.7	$(154.6)	$14.6	$19.8	$(84.1)
Counterparties without offsetting positions - assets	2.6	—	—	2.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	78.3	(154.6)	14.6	22.4	(84.1)
Long-Term Position
Counterparties with offsetting positions or collateral	26.2	(70.7)	(2.2)	6.3	(53.0)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(2.0)	—	—	(2.0)
	26.2	(72.7)	(2.2)	6.3	(55.0)
Total Derivatives
Counterparties with offsetting positions or collateral	101.9	(225.3)	12.4	26.1	(137.1)
Counterparties without offsetting positions - assets	2.6	—	—	2.6	—
Counterparties without offsetting positions - liabilities	—	(2.0)	—	—	(2.0)
	$104.5	$(227.3)	$12.4	$28.7	$(139.1)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$61.7	$(167.3)	$37.1	$9.2	$(77.7)
Counterparties without offsetting positions - assets	0.1	—	—	0.1	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	61.8	(167.3)	37.1	9.3	(77.7)
Long-Term Position
Counterparties with offsetting positions or collateral	24.2	(91.5)	9.0	4.2	(62.5)
Counterparties without offsetting positions - assets	1.1	—	—	1.1	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	25.3	(92.0)	9.0	5.3	(63.0)
Total Derivatives
Counterparties with offsetting positions or collateral	85.9	(258.8)	46.1	13.4	(140.2)
Counterparties without offsetting positions - assets	1.2	—	—	1.2	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	$87.1	$(259.3)	$46.1	$14.6	$(140.7)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of June 30, 2025, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $134.3 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s Ratings and Standard & Poor’s Financial Services LLC, as defined in our ISDAs, we estimate that as of June 30, 2025, we would not be required to post collateral to any counterparty and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $122.8 million as of June 30, 2025. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (loss) (“OCI”) and amounts reclassified from OCI to revenue:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2025	2024	2025	2024
Commodity contracts	$75.8	$3.0	$42.0	$(67.2)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2025	2024	2025	2024
Revenues	$27.7	$32.2	$21.6	$29.0

As of June 30, 2025, we expect to reclassify commodity hedge related net deferred gains of $49.5 million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of June 30, 2025, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through 2028.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended June 30, 2025, we had net unrealized mark-to-market gains primarily driven by favorable movements in natural gas forward basis curves. For the six months ended June 30, 2025, we had net unrealized mark-to-market losses primarily driven by unfavorable movements in natural gas forward basis curves.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2025	2024	2025	2024
Commodity contracts	Revenue	$206.2	$(88.8)	$(79.0)	$(120.7)

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at June 30, 2025 represent a net liability position of $122.8 million and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $298.5 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $52.8 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	June 30, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$103.6	$103.6	$—	$103.6	$—
Liabilities from commodity derivative contracts (1)	226.4	226.4	—	225.3	1.1
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	113.1	113.1	—	—	—
TRGP Revolver and Commercial Paper Program	667.0	667.0	—	667.0	—
TRGP Senior unsecured notes	10,962.0	11,004.7	—	11,004.7	—
Partnership’s Senior unsecured notes	5,034.4	4,986.5	—	4,986.5	—

	December 31, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$87.0	$87.0	$—	$87.0	$—
Liabilities from commodity derivative contracts (1)	259.2	259.2	—	259.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	157.3	157.3	—	—	—
Previous TRGP Revolver and Commercial Paper Program	1,130.5	1,130.5	—	1,130.5	—
TRGP Senior unsecured notes	7,470.6	7,438.6	—	7,438.6	—
Partnership’s Senior unsecured notes	5,034.4	4,928.0	—	4,928.0	—
Securitization Facility	330.0	330.0	—	330.0	—

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

Additional Information Regarding Level 3 Fair Value Measurements Included on Our Consolidated Balance Sheets

We report certain of our swaps at fair value using Level 3 inputs due to such derivative instruments not having observable market prices or implied volatilities for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivative instruments valued using indicative price quotations whose contract length extends into unobservable periods. The fair value of these swaps was determined using a discounted cash flow valuation technique based on a commodity forward curve, which is based on observable or public data sources and extrapolated when observable prices are not available. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward NGLs and natural gas pricing curves, for which a significant portion of the derivative instruments’ term is beyond available forward pricing.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset (Liability)
Balance, December 31, 2024	$—
Unrealized gain (loss) included in OCI	(1.1)
Balance, June 30, 2025	$(1.1)

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

On July 24, 2023, we received a Notice of Violation (the “New Mexico NOV”) from the New Mexico Environment Department (the “NMED”), Air Quality Bureau, relating to alleged air permit violations at the Red Hills gas processing facility. The alleged air permit violations occurred primarily between August 1, 2021 and June 30, 2022, while the facility was owned by Lucid Energy Delaware, LLC (“Lucid”), a subsidiary we acquired in July 2022 and renamed Targa Northern Delaware LLC. On December 5, 2024, we received a proposed Administrative Compliance Order (the “ACO”) from the NMED relating to the violations identified in the New Mexico NOV and certain other alleged violations. The ACO includes a proposed civil penalty of approximately $47.8 million and requires certain capital improvements to address the operations and excess air emissions at the Red Hills processing facility. These capital improvements, totaling approximately $140 million, were substantially completed by December 31, 2024.

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

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest. Both parties are appealing the judgment. We were named as defendants in other breach of contract cases related to force majeure events arising during the major winter storm in February 2021. These cases were settled by the parties for an aggregate amount of approximately $12.7 million, not including pre-judgment interest.

In April 2024, we received an administrative Notice of Violation (the “EPA NOV”) from the EPA and a request for the production of documents from the United States Attorney’s Office for North Dakota relating to alleged violations of the Clean Air Act (“CAA”), at certain Targa Badlands LLC compressor stations. The EPA NOV and subpoena stem from inspections the EPA conducted at the compressor stations on June 15, 2023, as well as related records reviews. In October 2024, we began negotiations with the U.S. Attorney’s Office with respect to resolution of a single-count information alleging a violation of the CAA related to untimely installation of monitoring equipment at one compressor station, which carries a maximum fine of $500,000, and we entered into a Plea Agreement on December 16, 2024 reflecting these terms. In early July 2025, we entered into a Consent Agreement and Final Order with the EPA that resolves the allegations contained in the EPA NOV by requiring, among other things, payment of an administrative penalty in the amount of approximately $3.2 million.

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

	2025	2026	2027 and after
Fixed consideration to be recognized as of June 30, 2025	$198.6	$405.5	$2,137.4

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met. Deferred revenue as of June 30, 2025 and December 31, 2024 was $125.7 million and $119.9 million, respectively.

For disclosures related to disaggregated revenue, see Note 16 – Segment Information.

Note 14 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three and six months ended June 30, 2025 is higher than the U.S. corporate statutory rate of 21% primarily due to state income taxes, partially offset by excess tax-deductible stock compensation. Our effective tax rate for the three and six months ended June 30, 2024 was lower than the U.S. corporate statutory rate of 21% primarily due to income allocated to noncontrolling interests that is not taxable to the Company, partially offset by state income taxes.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of June 30, 2025 and December 31, 2024, our valuation allowance was $5.9 million.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of June 30, 2025, Internal Revenue Service (“IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. We are currently assessing the impacts of the OBBBA on our consolidated financial statements, and while we do not expect it to have a material impact on our results of operations, we do expect it to provide a benefit to our cash flows from operating activities.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, the impact from the OBBBA, and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT at least through 2026. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA, the OBBBA and the CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Note 15 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
Cash:
Interest paid, net of capitalized interest (1)	$363.4	$379.0
Income taxes paid, net of refunds	21.1	9.5
Non-cash investing activities:
Impact of net accruals on capital expenditures	$(187.4)	$160.7
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(13.5)	$(0.6)

(1)
Interest capitalized on major projects was $32.4 million and $33.8 million for the six months ended June 30, 2025 and 2024.

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes our NGL pipeline system, which connects our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our Downstream facilities in Mont Belvieu, Texas. Our Downstream facilities are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the unrealized mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges. Elimination of inter-segment transactions are reflected in the corporate and eliminations column.

Reportable segment information is shown in the following tables:

	Three Months Ended June 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$203.3	$3,152.5	$3,355.8	$280.5	$—	$3,636.3
Fees from midstream services	410.6	213.2	623.8	—	—	623.8
	613.9	3,365.7	3,979.6	280.5	—	4,260.1
Intersegment revenues
Sales of commodities	1,131.5	49.2	1,180.7	—	(1,180.7)	—
Fees from midstream services	0.3	7.5	7.8	—	(7.8)	—
	1,131.8	56.7	1,188.5	—	(1,188.5)	—
Revenues	$1,745.7	$3,422.4	$5,168.1	$280.5	$(1,188.5)	$4,260.1
Operating expenses	$219.4	$105.4	$324.8	$—
Other segment items (1)	938.7	2,684.6	3,623.3	—
Operating margin	587.6	632.4	1,220.0	280.5
Other financial information:
Total assets (2)	$13,937.9	$9,333.0	$23,270.9	$0.1	$241.8	$23,512.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	461.0	421.8	882.8	—	9.7	892.5

	Three Months Ended June 30, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$254.3	$2,759.0	$3,013.3	$(46.6)	$—	$2,966.7
Fees from midstream services	391.3	204.0	595.3	—	—	595.3
	645.6	2,963.0	3,608.6	(46.6)	—	3,562.0
Intersegment revenues
Sales of commodities	872.5	25.8	898.3	—	(898.3)	—
Fees from midstream services	0.3	7.1	7.4	—	(7.4)	—
	872.8	32.9	905.7	—	(905.7)	—
Revenues	$1,518.4	$2,995.9	$4,514.3	$(46.6)	$(905.7)	$3,562.0
Operating expenses	$205.7	$85.4	$291.1	$—
Other segment items (1)	740.1	2,362.8	3,102.9	—
Operating margin	572.6	547.7	1,120.3	(46.6)
Other financial information:
Total assets (2)	$12,956.0	$8,117.7	$21,073.7	$0.5	$190.0	$21,264.2
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	438.9	408.8	847.7	—	(1.0)	846.7

	Six Months Ended June 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$404.0	$7,085.0	$7,489.0	$31.7	$—	$7,520.7
Fees from midstream services	885.7	415.2	1,300.9	—	—	1,300.9
	1,289.7	7,500.2	8,789.9	31.7	—	8,821.6
Intersegment revenues
Sales of commodities	2,648.5	108.6	2,757.1	—	(2,757.1)	—
Fees from midstream services	0.5	14.6	15.1	—	(15.1)	—
	2,649.0	123.2	2,772.2	—	(2,772.2)	—
Revenues	$3,938.7	$7,623.4	$11,562.1	$31.7	$(2,772.2)	$8,821.6
Operating expenses	$427.6	$200.9	$628.5	$—
Other segment items (1)	2,321.3	6,143.4	8,464.7	—
Operating margin	1,189.8	1,279.1	2,468.9	31.7
Other financial information:
Total assets (2)	$13,937.9	$9,333.0	$23,270.9	$0.1	$241.8	$23,512.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	894.2	596.5	1,490.7	—	20.1	1,510.8

	Six Months Ended June 30, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$527.2	$6,450.8	$6,978.0	$(68.7)	$—	$6,909.3
Fees from midstream services	804.4	410.7	1,215.1	—	—	1,215.1
	1,331.6	6,861.5	8,193.1	(68.7)	—	8,124.4
Intersegment revenues
Sales of commodities	2,003.5	72.7	2,076.2	—	(2,076.2)	—
Fees from midstream services	(2.0)	14.1	12.1	—	(12.1)	—
	2,001.5	86.8	2,088.3	—	(2,088.3)	—
Revenues	$3,333.1	$6,948.3	$10,281.4	$(68.7)	$(2,088.3)	$8,124.4
Operating expenses	$393.7	$175.4	$569.1	$—
Other segment items (1)	1,810.5	5,693.1	7,503.6	—
Operating margin	1,128.9	1,079.8	2,208.7	(68.7)
Other financial information:
Total assets (2)	$12,956.0	$8,117.7	$21,073.7	$0.5	$190.0	$21,264.2
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	873.9	702.4	1,576.3	—	0.1	1,576.4

(1)
“Other segment items” represents Product purchases and fuel.

(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, margin deposit, prepaids, property, plant and equipment and debt issuance costs for our revolving credit facility.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$458.2	$158.6	$1,140.1	$653.3
NGL	2,832.9	2,719.6	6,209.7	6,065.3
Condensate and crude oil	111.3	145.1	228.3	282.4
	3,402.4	3,023.3	7,578.1	7,001.0
Non-customer revenue:
Derivative activities - Hedge	27.7	32.2	21.6	29.0
Derivative activities - Non-hedge (1)	206.2	(88.8)	(79.0)	(120.7)
	233.9	(56.6)	(57.4)	(91.7)
Total sales of commodities	3,636.3	2,966.7	7,520.7	6,909.3

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	403.7	385.7	872.7	791.5
NGL transportation, fractionation and services	83.2	75.2	160.0	148.7
Storage, terminaling and export	120.9	114.5	252.7	240.3
Other	16.0	19.9	15.5	34.6
Total fees from midstream services	623.8	595.3	1,300.9	1,215.1

Total revenues	$4,260.1	$3,562.0	$8,821.6	$8,124.4

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$1,220.0	$1,120.3	$2,468.9	$2,208.7
Other operating margin	280.5	(46.6)	31.7	(68.7)
Depreciation and amortization expense	(373.7)	(348.6)	(741.3)	(689.1)
General and administrative expense	(95.0)	(98.3)	(189.5)	(184.8)
Other operating income (expense)	1.8	0.2	7.1	0.3
Interest expense, net	(218.4)	(176.0)	(415.5)	(404.6)
Equity earnings (loss)	5.1	2.9	10.6	5.6
Other, net	1.0	(0.7)	1.3	1.3
Income (loss) before income taxes	$821.3	$453.2	$1,173.3	$868.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q for the quarter ended June 30, 2025 (“Quarterly Report”).

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

Our Logistics and Transportation segment includes the activities and assets necessary to convert mixed NGLs into NGL products and also includes other assets and value-added services such as transporting, storing, fractionating, terminaling, and marketing of NGLs and NGL products, including services to LPG exporters and certain natural gas supply and marketing activities in support of our other businesses. The Logistics and Transportation segment also includes our NGL pipeline system, which connects our gathering and processing positions in the Permian Basin, Southern Oklahoma and North Texas with our Downstream facilities in Mont Belvieu, Texas. Our Downstream facilities are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana.

Other contains the unrealized mark-to-market gains/losses related to derivative contracts that were not designated as cash flow hedges.

Recent Developments

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, our major expansion projects include the following:

Permian Basin Processing Expansions

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
•
In August 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Bull Moose II plant”). The Bull Moose II plant is expected to begin operations in the fourth quarter of 2025.
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
•
In August 2025, we announced we are ordering long-lead items for our next potential gas plants across the Permian Basin.

Fractionation Expansions

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. GCF commenced operations in the first quarter of 2025.
•
In May 2024, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 11”). Train 11 is expected to begin operations in the second quarter of 2026.
•
In February 2025, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 12”). Train 12 is expected to begin operations in the first quarter of 2027.

NGL Pipeline Expansion

•
In February 2025, we announced an intra-Delaware Basin expansion of our Grand Prix pipeline system in the Permian Delaware. The expansion is expected to begin operations in the second quarter of 2026.

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

Natural Gas Pipeline Extension

•
In August 2025, we announced a 43-mile extension of our Bull Run intrastate natural gas pipeline (the “Bull Run Extension”) to expand and enhance connectivity of our Permian Delaware system to the WAHA hub in West Texas. The Bull Run Extension is expected to begin operations in the first quarter of 2027.

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

On April 3, 2025, WhiteWater announced the Blackcomb Joint Venture has reached a final investment decision to construct the Traverse pipeline. The bi-directional Traverse pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 160 miles of pipeline between Agua Dulce and the Katy area and is expected to be in service in 2027, pending the receipt of customary regulatory and other approvals. Both the Blackcomb and Traverse pipelines will be operated by an affiliate of WhiteWater.

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

In July 2024, our Board of Directors approved a $1.0 billion common share repurchase program (the “2024 Share Repurchase Program”). In addition, in August 2025, our Board of Directors approved a new $1.0 billion common share repurchase program (the “2025 Share Repurchase Program” and, together with the 2024 Share Repurchase Program, the “Share Repurchase Programs”). We are not obligated to repurchase any specific dollar amount or number of shares under the Share Repurchase Programs and may discontinue these programs at any time.

For the three and six months ended June 30, 2025, we repurchased 1,955,099 shares and 2,606,262 shares of our common stock at a weighted average per share price of $165.86 and $172.35 for a total net cost of $324.3 million and $449.2 million, respectively. As of June 30, 2025, there was $566.2 million remaining under the 2024 Share Repurchase Program. The amount authorized under the 2025 Share Repurchase Program is in addition to the amount that remained under the 2024 Share Repurchase Program.

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

In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 (the “4.900% Notes due 2030”) and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036 (the “5.650% Notes due 2036”), resulting in net proceeds of approximately $1.5 billion. The 4.900% Notes due 2030 and 5.650% Notes due 2036 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. We used the net proceeds from the debt issuance to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027 (the “6.500% Notes due 2027”) in July 2025, and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In July 2025, the Partnership amended the $600.0 million accounts receivable securitization facility (the “Securitization Facility”) to, among other things, extend the facility termination date to August 31, 2026.

For additional information about our recent debt-related transactions, see Note 7 – Debt Obligations to our Consolidated Financial Statements.

Corporation Tax Matters

As of June 30, 2025, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2019, 2020 and 2022 taxable years of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

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

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, the impact from the One Big Beautiful Bill Act (the “OBBBA”), and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT at least through 2026. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash available for distribution in that year, but provide an offsetting credit against our regular U.S. federal income tax liability for the future. As a result, our current expectation is that the impact of the CAMT is limited to timing differences in future tax years. Given the complexities of the IRA, the OBBBA, and the CAMT, we will continue to monitor and evaluate the potential future impact to our financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 3 – Significant Accounting Policies to our Consolidated Financial Statements.

How We Evaluate Our Operations

The profitability of our business is a function of the difference between: (i) the revenues we receive from our operations, including fee-based revenues from services and revenues from the natural gas, NGLs, crude oil and condensate we sell, and (ii) the costs associated with conducting our operations, including the costs of wellhead natural gas, crude oil and mixed NGLs that we purchase as well as operating, general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Our contract portfolio, the prevailing pricing environment for natural gas, NGLs and crude oil, the impact of our commodity hedging program and its ability to mitigate exposure to commodity price movements, and the volumes of natural gas, NGLs and crude oil throughput on our systems are important factors in determining our profitability. Our profitability is also affected by the NGL content in gathered wellhead natural gas, supply and demand for our products and services, utilization of our assets and changes in our customer mix.

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

Throughput Volumes, Facility Efficiencies and Fuel Consumption

Our profitability is impacted by our ability to add new sources of natural gas and crude oil supplies to offset the natural decline of existing volumes from oil and natural gas wells that are connected to our gathering and processing systems. This is achieved by connecting new wells and adding new volumes in existing areas of production, as well as by capturing natural gas and crude oil supplies currently gathered by third parties. Similarly, our profitability is impacted by our ability to add new sources of mixed NGL supply, connected by third-party transportation and our NGL pipeline system, to our Downstream Business fractionation facilities and at times to our export facilities. We fractionate NGLs generated by our gathering and processing plants, as well as by contracting for mixed NGL supply from third-party facilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$629.1	$298.5	$899.6	$573.7
Interest (income) expense, net	218.4	176.0	415.5	404.6
Income tax expense (benefit)	184.1	94.3	256.3	177.1
Depreciation and amortization expense	373.7	348.6	741.3	689.1
(Gain) loss on sale or disposition of assets	(0.7)	(0.6)	(1.2)	(1.6)
Write-down of assets	9.6	0.3	11.6	1.2
(Gain) loss from financing activities	—	0.8	0.6	0.8
Equity (earnings) loss	(5.1)	(2.9)	(10.6)	(5.6)
Distributions from unconsolidated affiliates	6.2	5.9	11.1	12.2
Compensation on equity grants	17.1	15.1	34.7	29.7
Risk management activities	(280.5)	46.6	(31.7)	68.8
Noncontrolling interests adjustments (1)	2.5	1.7	5.7	0.8
Litigation expense (2)	8.6	—	8.6	—
Adjusted EBITDA	$1,163.0	$984.3	$2,341.5	$1,950.8
Interest expense on debt obligations (3)	(214.3)	(172.4)	(407.5)	(397.3)
Cash taxes	(14.3)	(3.4)	(29.6)	(6.3)
Adjusted Cash Flow from Operations	$934.4	$808.5	$1,904.4	$1,547.2
Maintenance capital expenditures, net (4)	(58.9)	(52.8)	(106.2)	(102.7)
Growth capital expenditures, net (4)	(885.1)	(798.7)	(1,479.6)	(1,484.5)
Adjusted Free Cash Flow	$(9.6)	$(43.0)	$318.6	$(40.0)

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
(3)
Excludes amortization of interest expense. The three and six months ended June 30, 2024 includes $0.9 million and $55.8 million, respectively, of interest expense on a 2024 legal ruling associated with an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview LLC, then a subsidiary of the Company, and Noble Americas Corp (the “Splitter Agreement”).
(4)
Represents capital expenditures, net of contributions from noncontrolling interests and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion summarize our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	(In millions)
Revenues:
Sales of commodities	$3,636.3	$2,966.7	$669.6	23%	$7,520.7	$6,909.3	$611.4	9%
Fees from midstream services	623.8	595.3	28.5	5%	1,300.9	1,215.1	85.8	7%
Total revenues	4,260.1	3,562.0	698.1	20%	8,821.6	8,124.4	697.2	9%
Product purchases and fuel	2,436.0	2,197.4	238.6	11%	5,693.8	5,415.4	278.4	5%
Operating expenses	323.6	290.7	32.9	11%	627.2	568.7	58.5	10%
Depreciation and amortization expense	373.7	348.6	25.1	7%	741.3	689.1	52.2	8%
General and administrative expense	95.0	98.3	(3.3)	(3%)	189.5	184.8	4.7	3%
Other operating (income) expense	(1.8)	(0.2)	(1.6)	NM	(7.1)	(0.3)	(6.8)	NM
Income (loss) from operations	1,033.6	627.2	406.4	65%	1,576.9	1,266.7	310.2	24%
Interest expense, net	(218.4)	(176.0)	(42.4)	24%	(415.5)	(404.6)	(10.9)	3%
Equity earnings (loss)	5.1	2.9	2.2	76%	10.6	5.6	5.0	89%
Other, net	1.0	(0.9)	1.9	NM	1.3	1.0	0.3	30%
Income tax (expense) benefit	(184.1)	(94.3)	(89.8)	95%	(256.3)	(177.1)	(79.2)	45%
Net income (loss)	637.2	358.9	278.3	78%	917.0	691.6	225.4	33%
Less: Net income (loss) attributable to noncontrolling interests	8.1	60.4	(52.3)	(87%)	17.4	117.9	(100.5)	(85%)
Net income (loss) attributable to Targa Resources Corp.	629.1	298.5	330.6	111%	899.6	573.7	325.9	57%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	70.5	—	70.5	100%
Net income (loss) attributable to common shareholders	$629.1	$298.5	$330.6	111%	$829.1	$573.7	$255.4	45%
Financial data:
Adjusted EBITDA (1)	$1,163.0	$984.3	$178.7	18%	$2,341.5	$1,950.8	$390.7	20%
Adjusted cash flow from operations (1)	934.4	808.5	125.9	16%	1,904.4	1,547.2	357.2	23%
Adjusted free cash flow (1)	(9.6)	(43.0)	33.4	78%	318.6	(40.0)	358.6	NM

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The increase in commodity sales reflected higher NGL volumes ($304.2 million), higher natural gas prices ($296.4 million) and the favorable impact of hedges ($290.5 million), partially offset by lower NGL and condensate prices ($217.3 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, and higher export volumes, partially offset by lower transportation and fractionation fees. Lower transportation and fractionation fees were due to a planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

The increase in product purchases and fuel reflected higher NGL volumes and natural gas prices, partially offset by lower NGL prices.

The increase in operating expenses was primarily due to higher labor and maintenance costs, and taxes, which were associated with system expansions and the planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the impact of system expansions on our asset base.

The increase in interest expense, net, was primarily due to higher borrowings in 2025.

The increase in income tax expense was primarily due to the increase in pre-tax book income and a decrease in income allocated to noncontrolling interest that is not taxable to the Company.

The decrease in net income attributable to noncontrolling interests was primarily due to the Badlands Transaction in the first quarter of 2025 and the acquisition of the remaining membership interest in Cedar Bayou Fractionators, L.P. in the fourth quarter of 2024 (the “CBF Acquisition”).

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The increase in commodity sales reflected higher natural gas prices ($503.7 million), higher NGL volumes ($133.8 million) and the favorable impact of hedges ($34.4 million), partially offset by lower condensate prices ($41.6 million) and lower natural gas and condensate volumes ($29.3 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, and higher export volumes, partially offset by lower transportation and fractionation fees. Lower transportation and fractionation fees were due to a planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

The increase in product purchases and fuel reflected higher natural gas prices and higher NGL volumes, partially offset by lower natural gas volumes.

The increase in operating expenses was primarily due to higher labor and maintenance costs, and taxes, which were associated with system expansions and the planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the impact of system expansions on our asset base.

The increase in interest expense, net, was primarily due to higher borrowings in 2025, partially offset by the recognition of cumulative interest on a legal ruling associated with the Splitter Agreement in 2024.

The increase in income tax expense was primarily due to the increase in pre-tax book income and a decrease in income allocated to noncontrolling interest that is not taxable to the Company.

The decrease in net income attributable to noncontrolling interests was primarily due to the Badlands Transaction in the first quarter of 2025 and the CBF Acquisition in the fourth quarter of 2024.

The premium on repurchase of noncontrolling interests, net of tax was due to the Badlands Transaction in 2025.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
June 30, 2025	$587.6	$632.4	$280.5
June 30, 2024	572.6	547.7	(46.6)

Six Months Ended:
June 30, 2025	$1,189.8	$1,279.1	$31.7
June 30, 2024	1,128.9	1,079.8	(68.7)

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	(In millions, except operating statistics and price amounts)
Operating margin	$587.6	$572.6	$15.0	3%	$1,189.8	$1,128.9	$60.9	5%
Operating expenses	219.4	205.7	13.7	7%	427.6	393.7	33.9	9%
Adjusted operating margin	$807.0	$778.3	$28.7	4%	$1,617.4	$1,522.6	$94.8	6%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,106.2	2,866.4	239.8	8%	3,046.3	2,806.3	240.0	9%
Permian Delaware	3,171.8	2,805.1	366.7	13%	3,096.5	2,727.0	369.5	14%
Total Permian	6,278.0	5,671.5	606.5	11%	6,142.8	5,533.3	609.5	11%

SouthTX	381.5	339.4	42.1	12%	338.5	322.2	16.3	5%
North Texas	172.6	191.8	(19.2)	(10%)	172.1	188.1	(16.0)	(9%)
SouthOK (5)	322.2	361.5	(39.3)	(11%)	320.1	359.3	(39.2)	(11%)
WestOK	210.0	215.1	(5.1)	(2%)	205.1	212.6	(7.5)	(4%)
Total Central	1,086.3	1,107.8	(21.5)	(2%)	1,035.8	1,082.2	(46.4)	(4%)

Badlands (5) (6)	130.9	143.9	(13.0)	(9%)	133.9	135.5	(1.6)	(1%)
Total Field	7,495.2	6,923.2	572.0	8%	7,312.5	6,751.0	561.5	8%

Coastal	398.8	467.0	(68.2)	(15%)	398.8	495.8	(97.0)	(20%)

Total	7,894.0	7,390.2	503.8	7%	7,711.3	7,246.8	464.5	6%
NGL production, MBbl/d (3)
Permian Midland (4)	450.1	424.1	26.0	6%	439.9	408.4	31.5	8%
Permian Delaware	406.7	364.5	42.2	12%	386.8	335.7	51.1	15%
Total Permian	856.8	788.6	68.2	9%	826.7	744.1	82.6	11%

SouthTX	39.8	42.2	(2.4)	(6%)	34.3	35.6	(1.3)	(4%)
North Texas	21.3	23.5	(2.2)	(9%)	21.1	22.7	(1.6)	(7%)
SouthOK (5)	43.0	43.5	(0.5)	(1%)	38.1	35.8	2.3	6%
WestOK	16.1	15.5	0.6	4%	15.6	13.6	2.0	15%
Total Central	120.2	124.7	(4.5)	(4%)	109.1	107.7	1.4	1%

Badlands (5)	16.6	18.0	(1.4)	(8%)	16.5	16.3	0.2	1%
Total Field	993.6	931.3	62.3	7%	952.3	868.1	84.2	10%

Coastal	31.6	34.4	(2.8)	(8%)	32.2	36.7	(4.5)	(12%)

Total	1,025.2	965.7	59.5	6%	984.5	904.8	79.7	9%
Crude oil, Badlands, MBbl/d	90.3	99.1	(8.8)	(9%)	98.7	96.8	1.9	2%
Crude oil, Permian, MBbl/d	26.2	27.9	(1.7)	(6%)	27.6	27.7	(0.1)	—
Natural gas sales, BBtu/d (3)	2,819.5	2,843.5	(24.0)	(1%)	2,706.7	2,747.0	(40.3)	(1%)
NGL sales, MBbl/d (3)	606.4	569.7	36.7	6%	588.4	534.3	54.1	10%
Condensate sales, MBbl/d	20.1	21.2	(1.1)	(5%)	19.1	20.1	(1.0)	(5%)
Average realized prices (7):
Natural gas, $/MMBtu	1.01	0.10	0.91	NM	1.59	0.78	0.81	104%
NGL, $/gal	0.41	0.44	(0.03)	(7%)	0.46	0.46	—	—
Condensate, $/Bbl	63.79	72.83	(9.04)	(12%)	67.80	74.91	(7.11)	(9%)

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	7.4	$2.095	$15.5	10.5	$2.581	$27.1
NGL (MMgal)	83.6	(0.005)	(0.4)	112.0	0.046	5.1
Crude oil (MBbl)	0.7	7.714	5.4	0.4	(11.250)	(4.5)
			$20.5			$27.7

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	15.1	$1.517	$22.9	26.2	$1.733	$45.4
NGL (MMgal)	181.2	(0.038)	(7.0)	246.1	0.028	6.8
Crude oil (MBbl)	1.4	4.357	6.1	0.9	(8.222)	(7.4)
			$22.0			$44.8

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian, partially offset by lower volumes in other areas. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Roadrunner II plant during the second quarter of 2024, the Greenwood II plant during the fourth quarter of 2024, the Bull Moose plant during the first quarter of 2025, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Roadrunner II plant during the second quarter of 2024, the Greenwood II plant during the fourth quarter of 2024, the Bull Moose plant during the first quarter of 2025, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Logistics and Transportation Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	(In millions, except operating statistics)
Operating margin	$632.4	$547.7	$84.7	15%	$1,279.1	$1,079.8	$199.3	18%
Operating expenses	105.4	85.4	20.0	23%	200.9	175.4	25.5	15%
Adjusted operating margin	$737.8	$633.1	$104.7	17%	$1,480.0	$1,255.2	$224.8	18%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes	961.2	783.5	177.7	23%	902.7	750.6	152.1	20%
Fractionation volumes	969.1	902.2	66.9	7%	974.5	849.7	124.8	15%
Export volumes	423.1	394.1	29.0	7%	435.3	416.6	18.7	4%
NGL sales	1,151.1	1,018.4	132.7	13%	1,168.6	1,123.0	45.6	4%

(1)
Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, and higher LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, a full quarter of operation of Train 9 which was added during the second quarter of 2024, the in-service of

Daytona NGL Pipeline during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. Fractionation volumes were higher despite a planned turnaround at a portion of our facilities in Mont Belvieu, Texas. LPG export margin increased due to higher volumes and fees.

The increase in operating expenses was predominately due to a planned turnaround and system expansions.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, and higher LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, a full quarter of operation of Train 9 which was added during the second quarter of 2024, the in-service of Daytona NGL Pipeline during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. Fractionation volumes were higher despite a planned turnaround at a portion of our facilities in Mont Belvieu, Texas. LPG export margin increased due to higher volumes and fees.

The increase in operating expenses was predominately due to system expansions and a planned turnaround.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(In millions)
Operating margin	$280.5	$(46.6)	$327.1	$31.7	$(68.7)	$100.4
Adjusted operating margin	$280.5	$(46.6)	$327.1	$31.7	$(68.7)	$100.4

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

Our Liquidity and Capital Resources

As of June 30, 2025, inclusive of our consolidated joint venture accounts, we had $113.1 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of July 31, 2025, was:

Consolidated Total
(In millions)
Cash on hand (1)	$190.2
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,290.2

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(1,035.0)
Outstanding letters of credit under the TRGP Revolver	(26.7)
Total liquidity	$2,628.5

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

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of June 30, 2025, we had $9.4 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Our working capital as of June 30, 2025 decreased $93.2 million compared to December 31, 2024. The decrease was primarily due to the reclassification of the 6.500% Notes due 2027 to Current debt obligations on our Consolidated Balance Sheets as a result of the issuance of a conditional notice of redemption in June 2025. This decrease was partially offset by a lower outstanding balance on the Securitization Facility, higher NGL inventory balance as well as lower payables and accrued liabilities, including payable balances related to capital spending on growth projects.

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

In June 2025, we completed an underwritten public offering of the 4.900% Notes due 2030 and the 5.650% Notes due 2036, resulting in net proceeds of approximately $1.5 billion. We used the net proceeds from the debt issuance to fund the redemption of all of the Partnership’s 6.500% Notes due 2027 in July 2025, and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In July 2025, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to August 31, 2026.

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

For information about our debt obligations, see Note 7 – Debt Obligations to our Consolidated Financial Statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of June 30, 2025, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Six Months Ended June 30,
2025	2024	2025 vs. 2024
(In millions)
$1,812.7	$1,780.9	$31.8

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

The increase in net cash provided by operating activities was primarily due to higher collections from customers resulting from increased revenues offset by higher payments related to product purchases and fuel as well as higher operating expenses and lower settlements for hedge transactions. In addition, during 2024, we made a nonrecurring one-time payment associated with the Splitter Agreement.

Cash Flows from Investing Activities

Six Months Ended June 30,
2025	2024	2025 vs. 2024
(In millions)
$(1,770.1)	$(1,427.7)	$(342.4)

The increase in net cash used in investing activities was due to higher outlays for major growth capital projects in 2025 primarily related to construction activities in the Permian region and Mont Belvieu, Texas, and contributions to unconsolidated affiliates.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2025	2024
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$2,625.7	$579.8
Repurchase of noncontrolling interests	(1,800.4)	(1.3)
Dividends paid to common shareholders	(385.6)	(284.2)
Contributions from (distributions to) noncontrolling interests, net	(24.2)	(107.3)
Repurchases of shares	(502.3)	(515.5)
Net cash provided by (used in) financing activities	$(86.8)	$(328.5)

The decrease in net cash used in financing activities was due to higher proceeds from debt financings in 2025, and lower distributions to noncontrolling interests subsequent to the CBF Acquisition in the fourth quarter of 2024 and the Badlands Transaction in the first quarter of 2025, partially offset by higher repurchases of noncontrolling interests due to the Badlands Transaction and higher dividends paid. The increase in cash flows from our debt activity was due to proceeds from the issuance of our senior unsecured notes in 2025, partially offset by higher repayments under the Commercial Paper Program and Securitization Facility. In addition, in 2024, we fully repaid the remaining balance outstanding under the $1.5 billion unsecured term loan facility.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	June 30, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets	$127.3	$127.8
Current assets - affiliates	3.0	22.7
Long-term assets	82.8	76.4
Total assets	$213.1	$226.9

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$900.8	$262.0
Long-term liabilities	4,419.9	5,121.7
Targa Resources Corp. stockholders’ equity (deficit)	(5,107.6)	(5,156.8)
Total liabilities and owners’ equity (deficit)	$213.1	$226.9

Summarized Combined Statement of Operations Information
	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(In millions)
Operating income (loss)	$(166.3)	$(328.0)
Net income (loss)	(298.7)	(583.0)

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the six months ended June 30, 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

June 30, 2025	August 15, 2025	$217.1	$215.2	$1.9	$1.00000
March 31, 2025	May 15, 2025	219.0	216.9	2.1	1.00000
December 31, 2024	February 14, 2025	165.2	163.6	1.6	0.75000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Capital expenditures:
Growth (1)	$1,403.8	$1,470.2
Maintenance (2)	107.0	106.2
Gross capital expenditures	1,510.8	1,576.4
Change in capital project payables and accruals, net	187.5	(166.3)
Cash outlays for capital projects	$1,698.3	$1,410.1

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $1,479.6 million and $1,484.5 million for the six months ended June 30, 2025 and 2024.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $106.2 million and $102.7 million for the six months ended June 30, 2025 and 2024.

The decrease in growth capital expenditures was primarily due to timing of construction projects.

Off-Balance Sheet Arrangements

As of June 30, 2025, there were $58.6 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The prices for natural gas, NGLs and crude oil are volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk through 2028. Market conditions may also impact our ability to enter into future commodity derivative contracts.

Commodity Price Risk

A portion of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the proceeds from the sale of commodities as payment for services. The prices of natural gas, NGLs and crude oil are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Realized settlements for derivative instruments designated as a hedge are classified in the same category as the items being hedged in Revenues within the Consolidated Statements of Operations.

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2025, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

When entering into new hedges, we intend to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon the expected equity NGL composition. We believe this strategy avoids uncorrelated risks resulting from employing hedges on crude oil or other petroleum products as “proxy” hedges of NGL prices. The fair values of our natural gas and NGL hedges are based on published index prices for delivery at various locations, which closely approximate the actual natural gas and NGL delivery points. A portion of our condensate sales are hedged using crude oil hedges that are based on NYMEX futures contracts for West Texas Intermediate light, sweet crude.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of June 30, 2025:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(156.7)	$(97.3)	$(216.2)
NGLs	0.4	83.5	(82.8)
Crude oil	33.5	66.6	0.5
Total	$(122.8)	$52.8	$(298.5)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $233.9 million and $(56.6) million during the three months ended June 30, 2025 and 2024, respectively, and $(57.4) million and $(91.7) million during the six months ended June 30, 2025 and 2024, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $172.2 million at December 31, 2024 to a net liability position of $122.8 million at June 30, 2025. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of June 30, 2025, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of June 30, 2025, we had $667.0 million in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $6.7 million based on our June 30, 2025 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $18.7 million as of June 30, 2025. The range of losses attributable to our individual counterparties as of June 30, 2025 would be between $0.3 million and $8.2 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively.

During the three and six months ended June 30, 2025 and 2024, no customer comprised 10% or greater of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 12 – Contingencies, under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
April 1, 2025 - April 30, 2025	533,201	$167.34	532,210	$801,432
May 1, 2025 - May 31, 2025	566,485	$161.24	566,330	$710,115
June 1, 2025 - June 30, 2025	856,600	$168.03	856,559	$566,187

(1)
Includes 1,955,099 shares purchased under our 2024 Share Repurchase Program, as well as 1,187 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
(2)
In July 2024, our Board of Directors approved the 2024 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. In addition, in August 2025, our Board of Directors approved the 2025 Share Repurchase Program for the repurchase of up to $1.0 billion of our outstanding common stock. We are not obligated to repurchase any specific dollar amount or number of shares under the Share Repurchase Programs and may discontinue these programs at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1

Eleventh Supplemental Indenture, dated as of June 18, 2025, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resource Corp.’s Current Report on Form 8-K filed June 18, 2025 (File No. 001-34991)).

4.2	Form of Notes (included in Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed June 18, 2025 (File No. 001-34991)).

10.1

Sixteenth Amendment to Receivables Purchase Agreement, dated as of July 28, 2025, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 28, 2025 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: August 7, 2025	By:	/s/ William A. Byers
William A. Byers
Chief Financial Officer
(Principal Financial Officer)