Form 10-Q
period 2025-09-30
Targa Resources Corp.
filed 2025-11-05
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 214,658,564 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this quarterly report on Form 10-Q for the quarter ended September 30, 2025 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$124.1	$157.3
Trade receivables, net of allowances of $0.7 million and $2.5 million as of September 30, 2025 and December 31, 2024	1,407.7	1,618.3
Inventories	490.7	334.3
Assets from risk management activities	99.8	61.8
Other current assets	157.3	124.6
Total current assets	2,279.6	2,296.3
Property, plant and equipment, net	19,610.1	18,062.7
Intangible assets, net	1,732.9	1,977.4
Long-term assets from risk management activities	33.2	25.3
Investments in unconsolidated affiliates	315.9	193.3
Other long-term assets	203.1	179.1
Total assets	$24,174.8	$22,734.1

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,584.4	$2,012.5
Accrued liabilities	281.1	336.0
Interest payable	152.2	269.1
Liabilities from risk management activities	240.2	167.3
Current debt obligations	689.3	387.7
Total current liabilities	2,947.2	3,172.6
Long-term debt	16,742.0	13,786.9
Long-term liabilities from risk management activities	34.2	92.0
Deferred income taxes, net	1,226.0	872.1
Other long-term liabilities	391.6	392.3
Contingencies (see Note 12)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of September 30, 2025 and December 31, 2024)	0.2	0.2
Issued Outstanding
September 30, 2025 242,702,869 214,843,087
December 31, 2024 241,764,105 217,763,821
Additional paid-in capital	3,070.8	3,089.1
Retained earnings (deficit)	1,966.2	1,190.0
Accumulated other comprehensive income (loss)	57.4	27.5
Treasury stock, at cost (27,859,782 shares and 24,000,284 shares as of September 30, 2025 and December 31, 2024)	(2,387.8)	(1,714.4)
Total Targa Resources Corp. stockholders’ equity	2,706.8	2,592.4
Noncontrolling interests	127.0	1,825.8
Total owners’ equity	2,833.8	4,418.2
Total liabilities and owners’ equity	$24,174.8	$22,734.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,469.9	$3,217.0	$10,990.6	$10,126.2
Fees from midstream services	681.3	634.8	1,982.2	1,850.0
Total revenues	4,151.2	3,851.8	12,972.8	11,976.2
Costs and expenses:
Product purchases and fuel	2,506.4	2,365.0	8,200.2	7,780.4
Operating expenses	333.5	301.0	960.7	869.7
Depreciation and amortization expense	383.5	355.4	1,124.8	1,044.5
General and administrative expense	104.8	102.6	294.3	287.4
Other operating (income) expense	(13.9)	(0.4)	(21.0)	(0.7)
Income (loss) from operations	836.9	728.2	2,413.8	1,994.9
Other income (expense):
Interest expense, net	(221.3)	(184.9)	(636.8)	(589.5)
Equity earnings (loss)	6.4	2.2	17.0	7.9
Other, net	(1.1)	(0.4)	0.2	0.3
Income (loss) before income taxes	620.9	545.1	1,794.2	1,413.6
Income tax (expense) benefit	(134.3)	(97.0)	(390.6)	(274.1)
Net income (loss)	486.6	448.1	1,403.6	1,139.5
Less: Net income (loss) attributable to noncontrolling interests	8.2	60.7	25.6	178.5
Net income (loss) attributable to Targa Resources Corp.	478.4	387.4	1,378.0	961.0
Premium on repurchase of noncontrolling interests, net of tax	—	—	70.5	—
Net income (loss) attributable to common shareholders	$478.4	$387.4	$1,307.5	$961.0

Net income (loss) per common share - basic	$2.21	$1.76	$6.00	$4.32
Net income (loss) per common share - diluted	$2.20	$1.75	$5.98	$4.30
Weighted average shares outstanding - basic	215.2	219.0	216.5	221.0
Weighted average shares outstanding - diluted	216.0	220.0	217.3	222.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2025			2024
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$486.6			$448.1
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$41.0	$(9.4)	31.6	$99.9	$(22.9)	77.0
Settlements reclassified to revenues	(22.6)	5.2	(17.4)	(30.2)	6.9	(23.3)
Other comprehensive income (loss)	18.4	(4.2)	14.2	69.7	(16.0)	53.7
Comprehensive income (loss)			500.8			501.8
Less: Comprehensive income (loss) attributable to noncontrolling interests			8.2			60.7
Comprehensive income (loss) attributable to Targa Resources Corp.			$492.6			$441.1

	Nine Months Ended September 30,
	2025			2024
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$1,403.6			$1,139.5
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$83.0	$(19.0)	64.0	$32.7	$(7.5)	25.2
Settlements reclassified to revenues	(44.2)	10.1	(34.1)	(59.3)	13.6	(45.7)
Other comprehensive income (loss)	38.8	(8.9)	29.9	(26.6)	6.1	(20.5)
Comprehensive income (loss)			1,433.5			1,119.0
Less: Comprehensive income (loss) attributable to noncontrolling interests			25.6			178.5
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,407.9			$940.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,403.6	$1,139.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	12.8	10.9
Compensation on equity grants	52.2	47.4
Depreciation and amortization expense	1,124.8	1,044.5
Deferred income tax expense (benefit)	385.5	264.1
Equity (earnings) loss of unconsolidated affiliates	(17.0)	(7.9)
Distributions of earnings received from unconsolidated affiliates	12.6	15.2
Risk management activities	4.8	86.3
Other, net	14.6	6.3
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	197.9	239.4
Inventories	(146.7)	(47.2)
Accounts payable, accrued liabilities and other liabilities	(516.3)	(360.3)
Interest payable	(116.9)	(116.4)
Net cash provided by (used in) operating activities	2,411.9	2,321.8
Cash flows from investing activities
Outlays for property, plant and equipment	(2,370.1)	(2,238.9)
Investments in unconsolidated affiliates	(124.3)	(39.8)
Return of capital from unconsolidated affiliates	6.1	1.4
Other, net	27.1	2.3
Net cash provided by (used in) investing activities	(2,461.2)	(2,275.0)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings of commercial paper notes	87,080.6	59,651.0
Repayments of commercial paper notes	(86,916.1)	(58,875.0)
Repayment of term loan facility	—	(500.0)
Proceeds from borrowings under accounts receivable securitization facility	1,470.0	775.0
Repayments of accounts receivable securitization facility	(1,200.0)	(750.0)
Proceeds from issuance of senior unsecured notes	3,490.7	999.4
Redemption of senior unsecured notes	(705.2)	—
Principal payments of finance leases	(53.8)	(36.2)
Costs incurred in connection with financing arrangements	(43.3)	(9.9)
Repurchases of common stock	(604.8)	(646.7)
Shares tendered for tax withholding obligations	(63.8)	(53.3)
Contributions from noncontrolling interests	—	9.0
Distributions to noncontrolling interests	(28.9)	(172.7)
Repurchase of noncontrolling interests	(1,800.4)	(1.3)
Dividends paid to common shareholders	(602.5)	(450.6)
Other, net	(6.4)	—
Net cash provided by (used in) financing activities	16.1	(61.3)
Net change in cash and cash equivalents	(33.2)	(14.5)
Cash and cash equivalents, beginning of period	157.3	141.7
Cash and cash equivalents, end of period	$124.1	$127.2

See notes to consolidated financial statements

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, June 30, 2025	215,509	$0.2	$3,053.3	$1,705.4	$43.2	26,823	$(2,214.0)	$123.3	$2,711.4
Compensation on equity grants	—	—	17.5	—	—	—	—	—	17.5
Dividend equivalent rights	—	—	—	(1.1)	—	—	—	—	(1.1)
Shares issued under compensation program	371	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(105)	—	—	—	—	105	(17.1)	—	(17.1)
Repurchases of common stock	(932)	—	—	—	—	932	(155.6)	—	(155.6)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(1.1)	—	(1.1)
Common stock dividends
Dividends - $1.00 per share	—	—	—	(216.5)	—	—	—	—	(216.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4.5)	(4.5)
Other comprehensive income (loss)	—	—	—	—	14.2	—	—	—	14.2
Net income (loss)	—	—	—	478.4	—	—	—	8.2	486.6
Balance, September 30, 2025	214,843	$0.2	$3,070.8	$1,966.2	$57.4	27,860	$(2,387.8)	$127.0	$2,833.8

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, June 30, 2024	219,170	$0.2	$3,088.5	$783.9	$11.4	22,097	$(1,416.5)	$1,881.5	$4,349.0
Compensation on equity grants	—	—	17.7	—	—	—	—	—	17.7
Dividend equivalent rights	—	—	—	(1.0)	—	—	—	—	(1.0)
Shares issued under compensation program	431	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(122)	—	—	—	—	122	(16.6)	—	(16.6)
Repurchases of common stock	(1,150)	—	—	—	—	1,150	(167.9)	—	(167.9)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(1.3)	—	(1.3)
Common stock dividends
Dividends - $0.75 per share	—	—	—	(165.6)	—	—	—	—	(165.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60.6)	(60.6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3.0	3.0
Other comprehensive income (loss)	—	—	—	—	53.7	—	—	—	53.7
Net income (loss)	—	—	—	387.4	—	—	—	60.7	448.1
Balance, September 30, 2024	218,329	$0.2	$3,106.2	$1,004.7	$65.1	23,369	$(1,602.3)	$1,884.6	$4,458.5

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	52.2	—	—	—	—	—	52.2
Dividend equivalent rights	—	—	—	(2.5)	—	—	—	—	(2.5)
Shares issued under compensation program	939	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(322)	—	—	—	—	322	(63.8)	—	(63.8)
Repurchases of common stock	(3,538)	—	—	—	—	3,538	(604.8)	—	(604.8)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(4.8)	—	(4.8)
Common stock dividends
Dividends - $2.75 per share	—	—	—	(599.3)	—	—	—	—	(599.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.2)	(15.2)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	29.9	—	—	—	29.9
Net income (loss)	—	—	—	1,378.0	—	—	—	25.6	1,403.6
Balance, September 30, 2025	214,843	$0.2	$3,070.8	$1,966.2	$57.4	27,860	$(2,387.8)	$127.0	$2,833.8

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2023	222,611	$0.2	$3,058.8	$492.0	$85.6	17,484	$(896.9)	$1,870.3	$4,610.0
Compensation on equity grants	—	—	47.4	—	—	—	—	—	47.4
Dividend equivalent rights	—	—	—	(2.8)	—	—	—	—	(2.8)
Shares issued under compensation program	1,603	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(563)	—	—	—	—	563	(53.3)	—	(53.3)
Repurchases of common stock	(5,322)	—	—	—	—	5,322	(646.7)	—	(646.7)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(5.4)	—	(5.4)
Common stock dividends
Dividends - $2.00 per share	—	—	—	(445.5)	—	—	—	—	(445.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(173.2)	(173.2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.0	9.0
Other comprehensive income (loss)	—	—	—	—	(20.5)	—	—	—	(20.5)
Net income (loss)	—	—	—	961.0	—	—	—	178.5	1,139.5
Balance, September 30, 2024	218,329	$0.2	$3,106.2	$1,004.7	$65.1	23,369	$(1,602.3)	$1,884.6	$4,458.5

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in Note 3 – Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2025.

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

These amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied prospectively with retrospective application permitted. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information beginning in the annual report on Form 10-K for the year ending December 31, 2025. The impact of the adoption will be limited to disclosure in the notes to consolidated financial statements for annual reporting periods.

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

These amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosures may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the effect of the amendments on our consolidated financial statements and expect to disclose the required information for fiscal years beginning in the annual report on Form 10-K for the year ending December 31, 2027 and for interim periods beginning in the quarterly report on Form 10-Q for the quarter ending March 31, 2028. The impact of the adoption will be limited to disclosure in the notes to consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update, among other items, remove all references to prescriptive and sequential software development stages and require entities to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.

These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted. The amendments permit the use of prospective, modified retrospective, or full retrospective transition approaches. We are evaluating the effect of the amendments on our consolidated financial statements and related disclosures. We expect to apply the amendments for interim periods beginning in the quarterly report on Form 10-Q for the quarter ending March 31, 2028 and for fiscal years beginning in the annual report on Form 10-K for the year ending December 31, 2028.

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

Note 5 — Property, Plant and Equipment and Intangible Assets

	September 30, 2025	December 31, 2024	Estimated Useful Lives (In Years)
Gathering systems	$12,102.5	$11,575.0	5 to 20
Processing and fractionation facilities	10,233.0	9,543.3	5 to 25
Terminaling and storage facilities	1,599.7	1,469.1	5 to 25
Transportation assets	4,492.1	4,131.5	10 to 50
Other property, plant and equipment	578.0	537.7	3 to 25
Land	209.3	198.6	—
Construction in progress	2,267.4	1,702.9	—
Finance lease right-of-use assets	492.1	401.3	5 to 14
Property, plant and equipment	31,974.1	29,559.4
Accumulated depreciation, amortization and impairment	(12,364.0)	(11,496.7)
Property, plant and equipment, net	$19,610.1	$18,062.7

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,645.1)	(2,400.6)
Intangible assets, net	$1,732.9	$1,977.4

During the three and nine months ended September 30, 2025, depreciation expense was $302.0 million and $880.3 million, respectively. During the three and nine months ended September 30, 2024, depreciation expense was $262.1 million and $764.6 million, respectively.

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

During the three and nine months ended September 30, 2025, amortization expense was $81.5 million and $244.5 million, respectively. During the three and nine months ended September 30, 2024, amortization expense was $93.3 million and $279.9 million, respectively.

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2024	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at September 30, 2025
Little Missouri 4	$84.3	$12.6	$(15.2)	$12.7	$94.4
GCF	66.4	(0.5)	—	2.0	67.9
Cayenne	12.3	5.0	(3.5)	—	13.8
Blackcomb	30.3	(0.1)	—	109.6	139.8
Total	$193.3	$17.0	$(18.7)	$124.3	$315.9

(1)
Includes capitalized interest of $3.7 million related to our contributions to Blackcomb.

Note 7 — Debt Obligations

	September 30, 2025	December 31, 2024
Current:
Partnership accounts receivable securitization facility, due August 2026 (1)	$600.0	$330.0
Finance lease liabilities	89.3	57.7
Current debt obligations	689.3	387.7

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (2)	1,295.0	1,130.5
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.900% fixed rate, due September 2030 (3)	750.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035 (4)	1,000.0	—
5.650% fixed rate, due February 2036 (3)	750.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055 (4)	1,000.0	—
Unamortized discount	(37.4)	(29.4)
Senior unsecured notes issued by the Partnership: (5)
6.500% fixed rate, due July 2027 (3)	—	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029	679.3	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	16,586.8	13,635.5
Debt issuance costs, net of amortization	(112.5)	(89.0)
Finance lease liabilities	267.7	240.4
Long-term debt	16,742.0	13,786.9
Total debt obligations	$17,431.3	$14,174.6
Irrevocable standby letters of credit: (2)
Letters of credit outstanding under the TRGP senior revolving credit facility	$26.7	$17.6

(1)
As of September 30, 2025, the Partnership had $600.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in no remaining availability. In July 2025, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to August 31, 2026.
(2)
In February 2025, we entered into a new $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), which matures in February 2030. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior revolving credit facility (the “Previous TRGP Revolver”). We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $1.3 billion of borrowings outstanding, resulting in approximately $2.2 billion of available liquidity as of September 30, 2025, after accounting for outstanding letters of credit.
(3)
In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036, resulting in net proceeds of approximately $1.5 billion. The net proceeds were initially used to reduce borrowings under the Securitization Facility and Commercial Paper Program. In July 2025, we used borrowings under the Securitization Facility and Commercial Paper Program to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027.
(4)
In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055, resulting in net proceeds of approximately $2.0 billion.
(5)
We guarantee all of the Partnership’s outstanding senior unsecured notes.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2025:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	4.3% - 4.8%	4.7%
Securitization Facility	4.9% - 5.3%	5.2%

Compliance with Debt Covenants

As of September 30, 2025, we were in compliance with the covenants contained in our various debt agreements.

TRGP Revolver

In February 2025, we entered into the TRGP Revolver with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the letter of credit issuers party thereto and the other lenders party thereto. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver) and a swing line sub-facility of up to $150.0 million. We recorded $8.9 million of debt issuance costs related to the TRGP Revolver in Other long-term assets on our Consolidated Balance Sheets. The TRGP Revolver matures on February 18, 2030. We will be able to extend the maturity date, subject to the required lenders’ consent, by one year up to two times. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver. As a result of the termination of the Previous TRGP Revolver, we recorded a loss due to debt extinguishment of $0.6 million.

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

In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 (the “4.900% Notes due 2030”) and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036 (the “5.650% Notes due 2036”) (collectively, the “June 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $1.5 billion. The June 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The June 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Eleventh Supplemental Indenture, dated as of June 18, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $13.6 million and discount of $3.2 million as reductions to the carrying value of the June 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. The net proceeds were initially used to reduce borrowings under the Securitization Facility and Commercial Paper Program in June 2025. In July 2025, we used borrowings under the Securitization Facility and Commercial Paper Program to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027 (the “6.500% Notes due 2027”).

Debt Extinguishment

In July 2025, we completed the redemption of all of the Partnership’s 6.500% Notes due 2027 and recorded a debt extinguishment loss of $1.9 million due to a write-off of debt issuance costs.

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

For the three and nine months ended September 30, 2025, we repurchased 932,023 shares and 3,538,285 shares of our common stock at a weighted average per share price of $166.95 and $170.93 for a total net cost of $155.6 million and $604.8 million, respectively. For the three and nine months ended September 30, 2024, we repurchased 1,150,107 shares and 5,322,367 shares of our common stock at a weighted average per share price of $146.02 and $121.50 for a total net cost of $167.9 million and $646.7 million, respectively. As of September 30, 2025, there was $1,410.6 million remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2025, we declared an increase to our common dividend to $1.00 per common share, or $4.00 per common share annualized, effective for the first quarter of 2025.

The following table details the dividends declared and/or paid by us to common shareholders for the nine months ended September 30, 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

September 30, 2025	November 17, 2025	$216.4	$214.6	$1.8	$1.00000
June 30, 2025	August 15, 2025	217.6	215.2	2.4	1.00000
March 31, 2025	May 15, 2025	219.0	216.9	2.1	1.00000
December 31, 2024	February 14, 2025	165.2	163.6	1.6	0.75000

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$478.4	$387.4	$1,378.0	$961.0
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	—	70.5	—
Net income (loss) attributable to common shareholders	478.4	387.4	1,307.5	961.0
Less: Participating share-based earnings (2)	2.9	2.9	8.1	7.4
Net income (loss) allocated to common shareholders for basic earnings per share	$475.5	$384.5	$1,299.4	$953.6

Weighted average shares outstanding - basic	215.2	219.0	216.5	221.0
Dilutive effect of unvested restricted stock awards	0.8	1.0	0.8	1.0
Weighted average shares outstanding - diluted	216.0	220.0	217.3	222.0

Net income (loss) available per common share - basic	$2.21	$1.76	$6.00	$4.32
Net income (loss) available per common share - diluted	$2.20	$1.75	$5.98	$4.30

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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested restricted stock awards	0.9	1.0	1.0	1.2

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

At September 30, 2025, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2025	2026	2027	2028	2029
Natural Gas	Swaps	MMBtu/d	81,536	81,604	66,978	33,287	—
Natural Gas	Basis Swaps	MMBtu/d	628,478	428,514	331,829	144,213	9,973
NGL	Swaps	Bbl/d	57,821	34,657	23,383	11,611	—
NGL	Futures	Bbl/d	81,489	6,132	—	—	—
Condensate	Swaps	Bbl/d	7,999	8,249	3,316	1,645	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $23.0 million as of September 30, 2025. The range of losses attributable to our individual counterparties would be between $0.1 million and $9.0 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of September 30, 2025		Fair Value as of December 31, 2024
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$88.7	$(17.8)	$50.8	$(29.0)
	Long-term	13.5	(17.9)	20.8	(11.7)
Total derivatives designated as hedging instruments		$102.2	$(35.7)	$71.6	$(40.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$11.1	$(222.4)	$11.0	$(138.3)
	Long-term	19.7	(16.3)	4.5	(80.3)
Total derivatives not designated as hedging instruments		$30.8	$(238.7)	$15.5	$(218.6)
Total current position		$99.8	$(240.2)	$61.8	$(167.3)
Total long-term position		33.2	(34.2)	25.3	(92.0)
Total derivatives		$133.0	$(274.4)	$87.1	$(259.3)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$98.9	$(240.2)	$52.8	$21.3	$(109.8)
Counterparties without offsetting positions - assets	0.9	—	—	0.9	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	99.8	(240.2)	52.8	22.2	(109.8)
Long-Term Position
Counterparties with offsetting positions or collateral	33.2	(34.1)	(11.8)	9.3	(22.0)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(0.1)	—	—	(0.1)
	33.2	(34.2)	(11.8)	9.3	(22.1)
Total Derivatives
Counterparties with offsetting positions or collateral	132.1	(274.3)	41.0	30.6	(131.8)
Counterparties without offsetting positions - assets	0.9	—	—	0.9	—
Counterparties without offsetting positions - liabilities	—	(0.1)	—	—	(0.1)
	$133.0	$(274.4)	$41.0	$31.5	$(131.9)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$61.7	$(167.3)	$37.1	$9.2	$(77.7)
Counterparties without offsetting positions - assets	0.1	—	—	0.1	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	61.8	(167.3)	37.1	9.3	(77.7)
Long-Term Position
Counterparties with offsetting positions or collateral	24.2	(91.5)	9.0	4.2	(62.5)
Counterparties without offsetting positions - assets	1.1	—	—	1.1	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	25.3	(92.0)	9.0	5.3	(63.0)
Total Derivatives
Counterparties with offsetting positions or collateral	85.9	(258.8)	46.1	13.4	(140.2)
Counterparties without offsetting positions - assets	1.2	—	—	1.2	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	$87.1	$(259.3)	$46.1	$14.6	$(140.7)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of September 30, 2025, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $123.7 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s Ratings and Standard & Poor’s Financial Services LLC, as defined in our ISDAs, we estimate that as of September 30, 2025, we would not be required to post collateral to any counterparty and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $141.4 million as of September 30, 2025. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in Other comprehensive income (loss) (“OCI”) and amounts reclassified from OCI to revenue:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2025	2024	2025	2024
Commodity contracts	$41.0	$99.9	$83.0	$32.7

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2025	2024	2025	2024
Revenues	$22.6	$30.2	$44.2	$59.3

As of September 30, 2025, we expect to reclassify commodity hedge related net deferred gains of $71.1 million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of September 30, 2025, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through 2028.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and nine months ended September 30, 2025, we had net unrealized mark-to-market losses primarily driven by unfavorable movements in natural gas forward basis curves.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2025	2024	2025	2024
Commodity contracts	Revenue	$(73.1)	$(64.3)	$(152.1)	$(185.0)

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at September 30, 2025 represent a net liability position of $141.4 million and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $329.7 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $46.9 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	September 30, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$130.9	$130.9	$—	$130.9	$—
Liabilities from commodity derivative contracts (1)	272.3	272.3	—	270.6	1.7
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	124.1	124.1	—	—	—
TRGP Revolver and Commercial Paper Program	1,295.0	1,295.0	—	1,295.0	—
TRGP Senior unsecured notes	10,962.6	11,167.7	—	11,167.7	—
Partnership’s Senior unsecured notes	4,329.2	4,314.3	—	4,314.3	—
Securitization Facility	600.0	600.0	—	600.0	—

	December 31, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$87.0	$87.0	$—	$87.0	$—
Liabilities from commodity derivative contracts (1)	259.2	259.2	—	259.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	157.3	157.3	—	—	—
Previous TRGP Revolver and Commercial Paper Program	1,130.5	1,130.5	—	1,130.5	—
TRGP Senior unsecured notes	7,470.6	7,438.6	—	7,438.6	—
Partnership’s Senior unsecured notes	5,034.4	4,928.0	—	4,928.0	—
Securitization Facility	330.0	330.0	—	330.0	—

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

Commodity
Derivative Contracts
Asset (Liability)
Balance, December 31, 2024	$—
Unrealized gain (loss) included in OCI	(1.7)
Balance, September 30, 2025	$(1.7)

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

In April 2024, we received an administrative Notice of Violation (the “EPA NOV”) from the EPA and a request for the production of documents from the United States Attorney’s Office for North Dakota relating to alleged violations of the Clean Air Act (“CAA”), at certain Targa Badlands LLC compressor stations. The EPA NOV and subpoena stem from inspections the EPA conducted at the compressor stations on June 15, 2023, as well as related records reviews. In October 2024, we began negotiations with the U.S. Attorney’s Office with respect to resolution of a single-count information alleging a violation of the CAA related to untimely installation of monitoring equipment at one compressor station, which carries a maximum fine of $500,000, and we entered into a Plea Agreement on December 16, 2024 reflecting these terms. In July 2025, we entered into a Consent Agreement and Final Order with the EPA that resolves the allegations contained in the EPA NOV by requiring, among other things, payment of an administrative penalty in the amount of approximately $3.2 million.

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

	2025	2026	2027 and after
Fixed consideration to be recognized as of September 30, 2025	$92.9	$380.4	$2,135.1

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

We have certain long-term contractual arrangements for which we have received consideration that we are not yet able to recognize as revenue. The resulting deferred revenue will be recognized once all conditions for revenue recognition have been met. Deferred revenue as of September 30, 2025 and December 31, 2024 was $124.2 million and $119.9 million, respectively.

For disclosures related to disaggregated revenue, see Note 16 – Segment Information.

Note 14 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three and nine months ended September 30, 2025 is higher than the U.S. corporate statutory rate of 21% primarily due to state income taxes, partially offset by excess tax-deductible stock compensation. Our effective tax rate for the three and nine months ended September 30, 2024 was lower than the U.S. corporate statutory rate of 21% primarily due to income allocated to noncontrolling interests that is not taxable to the Company and stock compensation windfall, partially offset by state income taxes.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of September 30, 2025 and December 31, 2024, our valuation allowance was $5.9 million.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of September 30, 2025, Internal Revenue Service (“IRS”) examinations are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income. The IRS examinations for taxable years 2019 and 2020 of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes were closed on September 16, 2025 with no change.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. The impacts of OBBBA are reflected in our results for the quarter, and there was no material impact to our effective tax rate. We expect certain provisions will decrease cash taxes paid in the current year and may change the timing of cash tax payments in future periods.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, the impact from the OBBBA, and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT in the near term.

Note 15 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
Cash:
Interest paid, net of capitalized interest (1)	$740.7	$694.9
Income taxes paid, net of refunds	24.5	9.7
Non-cash investing activities:
Impact of net accruals on capital expenditures	$2.5	$79.4
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(13.7)	$0.5
Changes in lease liabilities from recognition (derecognition) of right-of-use assets:
Operating lease	$(2.5)	$51.9
Finance lease	108.1	40.0

(1)
Interest capitalized on major projects was $55.6 million and $50.1 million for the nine months ended September 30, 2025 and 2024.

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

Reportable segment information is shown in the following tables:

	Three Months Ended September 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$228.1	$3,278.3	$3,506.4	$(36.5)	$—	$3,469.9
Fees from midstream services	472.3	209.0	681.3	—	—	681.3
	700.4	3,487.3	4,187.7	(36.5)	—	4,151.2
Intersegment revenues
Sales of commodities	1,173.0	39.3	1,212.3	—	(1,212.3)	—
Fees from midstream services	0.4	8.2	8.6	—	(8.6)	—
	1,173.4	47.5	1,220.9	—	(1,220.9)	—
Revenues	$1,873.8	$3,534.8	$5,408.6	$(36.5)	$(1,220.9)	$4,151.2
Operating expenses	$236.1	$98.6	$334.7	$—
Other segment items (1)	1,000.1	2,726.0	3,726.1	—
Operating margin	637.6	710.2	1,347.8	(36.5)
Other financial information:
Total assets (2)	$14,214.1	$9,686.0	$23,900.1	$4.1	$270.6	$24,174.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	553.0	302.9	855.9	—	5.7	861.6

	Three Months Ended September 30, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$247.8	$2,986.9	$3,234.7	$(17.7)	$—	$3,217.0
Fees from midstream services	431.9	202.9	634.8	—	—	634.8
	679.7	3,189.8	3,869.5	(17.7)	—	3,851.8
Intersegment revenues
Sales of commodities	885.2	27.8	913.0	—	(913.0)	—
Fees from midstream services	1.8	6.8	8.6	—	(8.6)	—
	887.0	34.6	921.6	—	(921.6)	—
Revenues	$1,566.7	$3,224.4	$4,791.1	$(17.7)	$(921.6)	$3,851.8
Operating expenses	$203.7	$98.1	$301.8	$—
Other segment items (1)	778.7	2,507.1	3,285.8	—
Operating margin	584.3	619.2	1,203.5	(17.7)
Other financial information:
Total assets (2)	$13,201.9	$8,525.3	$21,727.2	$1.5	$175.1	$21,903.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	485.3	251.9	737.2	—	10.3	747.5

	Nine Months Ended September 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$632.1	$10,363.3	$10,995.4	$(4.8)	$—	$10,990.6
Fees from midstream services	1,358.0	624.2	1,982.2	—	—	1,982.2
	1,990.1	10,987.5	12,977.6	(4.8)	—	12,972.8
Intersegment revenues
Sales of commodities	3,821.5	147.9	3,969.4	—	(3,969.4)	—
Fees from midstream services	0.9	22.8	23.7	—	(23.7)	—
	3,822.4	170.7	3,993.1	—	(3,993.1)	—
Revenues	$5,812.5	$11,158.2	$16,970.7	$(4.8)	$(3,993.1)	$12,972.8
Operating expenses	$663.7	$299.5	$963.2	$—
Other segment items (1)	3,321.4	8,869.4	12,190.8	—
Operating margin	1,827.4	1,989.3	3,816.7	(4.8)
Other financial information:
Total assets (2)	$14,214.1	$9,686.0	$23,900.1	$4.1	$270.6	$24,174.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	1,447.2	899.4	2,346.6	—	25.8	2,372.4

	Nine Months Ended September 30, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$774.7	$9,437.8	$10,212.5	$(86.3)	$—	$10,126.2
Fees from midstream services	1,236.5	613.5	1,850.0	—	—	1,850.0
	2,011.2	10,051.3	12,062.5	(86.3)	—	11,976.2
Intersegment revenues
Sales of commodities	2,888.7	100.5	2,989.2	—	(2,989.2)	—
Fees from midstream services	(0.2)	20.8	20.6	—	(20.6)	—
	2,888.5	121.3	3,009.8	—	(3,009.8)	—
Revenues	$4,899.7	$10,172.6	$15,072.3	$(86.3)	$(3,009.8)	$11,976.2
Operating expenses	$597.2	$273.5	$870.7	$—
Other segment items (1)	2,589.1	8,200.1	10,789.2	—
Operating margin	1,713.4	1,699.0	3,412.4	(86.3)
Other financial information:
Total assets (2)	$13,201.9	$8,525.3	$21,727.2	$1.5	$175.1	$21,903.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	1,359.2	954.3	2,313.5	—	10.4	2,323.9

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, margin deposit, prepaids, property, plant and equipment and debt issuance costs for our revolving credit facility.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$502.5	$168.4	$1,642.6	$821.7
NGL	2,909.9	2,959.5	9,119.6	9,024.7
Condensate and crude oil	108.0	123.2	336.3	405.5
	3,520.4	3,251.1	11,098.5	10,251.9
Non-customer revenue:
Derivative activities - Hedge	22.6	30.2	44.2	59.3
Derivative activities - Non-hedge (1)	(73.1)	(64.3)	(152.1)	(185.0)
	(50.5)	(34.1)	(107.9)	(125.7)
Total sales of commodities	3,469.9	3,217.0	10,990.6	10,126.2

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	465.9	426.4	1,338.6	1,218.0
NGL transportation, fractionation and services	86.9	72.8	246.9	221.5
Storage, terminaling and export	113.2	122.0	365.9	362.3
Other	15.3	13.6	30.8	48.2
Total fees from midstream services	681.3	634.8	1,982.2	1,850.0

Total revenues	$4,151.2	$3,851.8	$12,972.8	$11,976.2

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$1,347.8	$1,203.5	$3,816.7	$3,412.4
Other operating margin	(36.5)	(17.7)	(4.8)	(86.3)
Depreciation and amortization expense	(383.5)	(355.4)	(1,124.8)	(1,044.5)
General and administrative expense	(104.8)	(102.6)	(294.3)	(287.4)
Other operating income (expense)	13.9	0.4	21.0	0.7
Interest expense, net	(221.3)	(184.9)	(636.8)	(589.5)
Equity earnings (loss)	6.4	2.2	17.0	7.9
Other, net	(1.1)	(0.4)	0.2	0.3
Income (loss) before income taxes	$620.9	$545.1	$1,794.2	$1,413.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q for the quarter ended September 30, 2025 (“Quarterly Report”).

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
•
In May 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Midland (the “Pembrook II plant”). The Pembrook II plant commenced operations in the third quarter of 2025.
•
In August 2024, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Bull Moose II plant”). The Bull Moose II plant commenced operations in the fourth quarter of 2025.
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
•
In September 2025, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Yeti plant”). The Yeti plant is expected to begin operations in the third quarter of 2027.
•
In November 2025, we announced the construction of a new 275 MMcf/d cryogenic natural gas processing plant in Permian Delaware (the “Copperhead plant”). The Copperhead plant is expected to begin operations in the first quarter of 2027.

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

NGL Pipeline Expansions

•
In February 2025, we announced an intra-Delaware Basin expansion of our Grand Prix pipeline system in Permian Delaware. The expansion is expected to begin operations in the second quarter of 2026.
•
In September 2025, we announced plans to construct the Speedway NGL Pipeline (“Speedway”) which will transport NGLs from our existing assets and future plant additions in the Permian Basin to our fractionation and storage complex in Mont Belvieu, Texas. The project consists of approximately 500 miles of 30-inch diameter pipeline and associated infrastructure with an initial capacity of approximately 500 MBbl/d, expandable to 1,000 MBbl/d. Speedway is expected to begin operations in the third quarter of 2027.

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

Natural Gas Pipelines

•
In August 2025, we announced a 43-mile extension of our Bull Run intrastate natural gas pipeline (the “Bull Run Extension”) to expand and enhance connectivity of our Permian Delaware system to the WAHA hub in West Texas. The Bull Run Extension is expected to begin operations in the first quarter of 2027.
•
In September 2025, we announced a new 35-mile intrastate natural gas pipeline that will enhance connectivity across several of our plants in the Permian Midland and a 55-mile conversion of an existing Targa pipeline into natural gas service (together, “Buffalo Run”) that will connect our Permian Midland and Permian Delaware intra-basin natural gas systems. Buffalo Run is expected to be completed in stages and fully complete in early 2028.
•
In November 2025, we announced the Forza Pipeline (“Forza”), a new 36-mile interstate natural gas pipeline in Permian Delaware that will connect our new and existing gas plants and enhance connectivity to the Waha hub. Forza will shortly file a certificate application with the Federal Energy Regulatory Commission and is expected to begin operations in the middle of 2028, pending receipt of necessary regulatory approvals.

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

For the three and nine months ended September 30, 2025, we repurchased 932,023 shares and 3,538,285 shares of our common stock at a weighted average per share price of $166.95 and $170.93 for a total net cost of $155.6 million and $604.8 million, respectively. As of September 30, 2025, there was $1,410.6 million remaining under the Share Repurchase Programs.

Financing Activities

In February 2025, we entered into a new $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), which provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion and matures on February 18, 2030. The maturity date is extendable, subject to the lenders’ consent, by one year up to two times. In connection with our entry into the TRGP Revolver, we terminated our previous revolving credit facility (the “Previous TRGP Revolver”).

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

Corporation Tax Matters

As of September 30, 2025, Internal Revenue Service (the “IRS”) examinations are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income. The IRS examinations for taxable years 2019 and 2020 of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes were closed on September 16, 2025 with no change.

Federal statutes of limitations for returns filed in 2021 (for calendar year 2020) have expired. The statute of limitations expired on substantially all 2020 state income tax returns that were filed prior to October 15, 2021. For Texas, the statute of limitations has expired for 2021 returns (for calendar year 2020). However, tax authorities could review and adjust carryover attributes (e.g., net operating losses) generated in a closed tax year if utilized in an open tax year.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, the impact from the One Big Beautiful Bill Act (the “OBBBA”), and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT in the near term.

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

Capital Expenditures

Our capital expenditures are classified as growth capital expenditures and maintenance capital expenditures. Growth capital expenditures improve the service capability of our existing assets, extend asset useful lives, increase capacities from existing levels, add capabilities, and reduce costs or enhance revenues. Maintenance capital expenditures are those expenditures that are necessary to maintain the service capability of our existing assets, including the replacement of system components and equipment, which are worn, obsolete or completing their useful life and expenditures to remain in compliance with environmental laws and regulations.

Capital spend associated with growth and maintenance projects is closely monitored. Return on investment is analyzed before a capital project is approved, spend is closely monitored throughout the development of the project, and the subsequent operational performance is compared to the assumptions used in the economic analysis performed for the capital investment approval.

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

Adjusted Cash Flow from Operations and Adjusted Free Cash Flow

We define adjusted cash flow from operations as adjusted EBITDA less cash interest expense on debt obligations and cash tax (expense) benefit. We define adjusted free cash flow as adjusted cash flow from operations less maintenance capital expenditures and growth capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, and including contributions to investments in unconsolidated affiliates. Adjusted cash flow from operations and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

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
Net income (loss) attributable to Targa Resources Corp.	$478.4	$387.4	$1,378.0	$961.0
Interest (income) expense, net	221.3	184.9	636.8	589.5
Income tax expense (benefit)	134.3	97.0	390.6	274.1
Depreciation and amortization expense	383.5	355.4	1,124.8	1,044.5
(Gain) loss on sale or disposition of assets	(4.2)	(1.0)	(5.4)	(2.7)
Write-down of assets	1.5	2.7	13.1	4.0
(Gain) loss from financing activities	1.9	—	2.5	0.8
Equity (earnings) loss	(6.4)	(2.2)	(17.0)	(7.9)
Distributions from unconsolidated affiliates	7.6	4.4	18.7	16.6
Compensation on equity grants	17.5	17.7	52.2	47.4
Risk management activities	36.5	17.7	4.8	86.3
Noncontrolling interests adjustments (1)	2.9	1.6	8.6	2.6
Litigation expense (2)	—	4.1	8.6	4.1
Adjusted EBITDA	$1,274.8	$1,069.7	$3,616.3	$3,020.3
Interest expense on debt obligations (3)	(216.5)	(181.2)	(624.0)	(578.5)
Cash tax (expense) benefit	24.5	(3.9)	(5.1)	(10.1)
Adjusted Cash Flow from Operations	$1,082.8	$884.6	$2,987.2	$2,431.7
Maintenance capital expenditures, net (4)	(57.0)	(62.0)	(163.2)	(167.1)
Growth capital expenditures, net (4)	(853.0)	(698.4)	(2,332.6)	(2,180.4)
Adjusted Free Cash Flow	$172.8	$124.2	$491.4	$84.2

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
(3)
Excludes amortization of interest expense. The nine months ended September 30, 2024 includes $55.8 million of interest expense on a 2024 legal ruling associated with an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview LLC, then a subsidiary of the Company, and Noble Americas Corp (the “Splitter Agreement”).
(4)
Represents capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion summarize our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	(In millions)
Revenues:
Sales of commodities	$3,469.9	$3,217.0	$252.9	8%	$10,990.6	$10,126.2	$864.4	9%
Fees from midstream services	681.3	634.8	46.5	7%	1,982.2	1,850.0	132.2	7%
Total revenues	4,151.2	3,851.8	299.4	8%	12,972.8	11,976.2	996.6	8%
Product purchases and fuel	2,506.4	2,365.0	141.4	6%	8,200.2	7,780.4	419.8	5%
Operating expenses	333.5	301.0	32.5	11%	960.7	869.7	91.0	10%
Depreciation and amortization expense	383.5	355.4	28.1	8%	1,124.8	1,044.5	80.3	8%
General and administrative expense	104.8	102.6	2.2	2%	294.3	287.4	6.9	2%
Other operating (income) expense	(13.9)	(0.4)	(13.5)	NM	(21.0)	(0.7)	(20.3)	NM
Income (loss) from operations	836.9	728.2	108.7	15%	2,413.8	1,994.9	418.9	21%
Interest expense, net	(221.3)	(184.9)	(36.4)	20%	(636.8)	(589.5)	(47.3)	8%
Equity earnings (loss)	6.4	2.2	4.2	191%	17.0	7.9	9.1	115%
Other, net	(1.1)	(0.4)	(0.7)	NM	0.2	0.3	(0.1)	NM
Income tax (expense) benefit	(134.3)	(97.0)	(37.3)	38%	(390.6)	(274.1)	(116.5)	43%
Net income (loss)	486.6	448.1	38.5	9%	1,403.6	1,139.5	264.1	23%
Less: Net income (loss) attributable to noncontrolling interests	8.2	60.7	(52.5)	(86%)	25.6	178.5	(152.9)	(86%)
Net income (loss) attributable to Targa Resources Corp.	478.4	387.4	91.0	23%	1,378.0	961.0	417.0	43%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	70.5	—	70.5	100%
Net income (loss) attributable to common shareholders	$478.4	$387.4	$91.0	23%	$1,307.5	$961.0	$346.5	36%
Financial data:
Adjusted EBITDA (1)	$1,274.8	$1,069.7	$205.1	19%	$3,616.3	$3,020.3	$596.0	20%
Adjusted cash flow from operations (1)	1,082.8	884.6	198.2	22%	2,987.2	2,431.7	555.5	23%
Adjusted free cash flow (1)	172.8	124.2	48.6	39%	491.4	84.2	407.2	484%

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The increase in commodity sales reflected higher natural gas prices ($322.3 million) and higher NGL volumes ($213.8 million), partially offset by lower NGL prices ($263.3 million) and the unfavorable impact of hedges ($16.6 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees and higher transportation and fractionation fees.

The increase in product purchases and fuel reflected higher natural gas prices and higher NGL volumes, partially offset by lower NGL prices.

The increase in operating expenses was primarily due to higher maintenance, taxes and labor costs as a result of system expansions.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the impact of system expansions on our asset base.

The increase in other operating (income) expense was primarily due to recognition of Section 45Q tax credits earned through our carbon capture and sequestration activities.

The increase in interest expense, net, was primarily due to higher borrowings in 2025.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income and a decrease in income allocated to noncontrolling interest that is not taxable to the Company.

The decrease in net income attributable to noncontrolling interests was primarily due to the Badlands Transaction in the first quarter of 2025 and the acquisition of the remaining membership interest in Cedar Bayou Fractionators, L.P. in the fourth quarter of 2024 (the “CBF Acquisition”).

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The increase in commodity sales reflected higher natural gas prices ($815.5 million), higher NGL volumes ($354.1 million) and the favorable impact of hedges ($17.8 million), partially offset by lower NGL and condensate prices ($318.1 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, and higher export volumes, partially offset by lower transportation and fractionation fees. Lower transportation and fractionation fees were predominantly due to a planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

The increase in product purchases and fuel reflected higher natural gas prices and higher NGL volumes, partially offset by lower NGL prices.

The increase in operating expenses was primarily due to higher maintenance and labor costs and taxes as a result of system expansions and the planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the impact of system expansions on our asset base.

The increase in other operating (income) expense was primarily due to recognition of Section 45Q tax credits earned through our carbon capture and sequestration activities.

The increase in interest expense, net, was primarily due to higher borrowings in 2025, partially offset by the recognition of cumulative interest on a legal ruling associated with the Splitter Agreement in 2024.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income and a decrease in income allocated to noncontrolling interest that is not taxable to the Company.

The decrease in net income attributable to noncontrolling interests was primarily due to the Badlands Transaction in the first quarter of 2025 and the CBF Acquisition in the fourth quarter of 2024.

The premium on repurchase of noncontrolling interests, net of tax was due to the Badlands Transaction in 2025.

Results of Operations—By Reportable Segment

Our operating margins by reportable segment are:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
September 30, 2025	$637.6	$710.2	$(36.5)
September 30, 2024	584.3	619.2	(17.7)

Nine Months Ended:
September 30, 2025	$1,827.4	$1,989.3	$(4.8)
September 30, 2024	1,713.4	1,699.0	(86.3)

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	(In millions, except operating statistics and price amounts)
Operating margin	$637.6	$584.3	$53.3	9%	$1,827.4	$1,713.4	$114.0	7%
Operating expenses	236.1	203.7	32.4	16%	663.7	597.2	66.5	11%
Adjusted operating margin	$873.7	$788.0	$85.7	11%	$2,491.1	$2,310.6	$180.5	8%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,246.0	3,044.2	201.8	7%	3,113.5	2,886.1	227.4	8%
Permian Delaware	3,375.6	2,900.2	475.4	16%	3,190.6	2,785.2	405.4	15%
Total Permian	6,621.6	5,944.4	677.2	11%	6,304.1	5,671.3	632.8	11%

Central (5)	1,071.0	1,078.1	(7.1)	(1%)	1,047.6	1,080.9	(33.3)	(3%)

Badlands (5) (6)	129.9	145.4	(15.5)	(11%)	132.5	138.8	(6.3)	(5%)

Coastal	445.9	402.1	43.8	11%	414.6	464.3	(49.7)	(11%)

Total	8,268.4	7,570.0	698.4	9%	7,898.8	7,355.3	543.5	7%
NGL production, MBbl/d (3)
Permian Midland (4)	478.3	450.6	27.7	6%	452.8	422.6	30.2	7%
Permian Delaware	452.2	377.4	74.8	20%	408.8	349.7	59.1	17%
Total Permian	930.5	828.0	102.5	12%	861.6	772.3	89.3	12%

Central (5)	111.1	98.0	13.1	13%	109.7	104.4	5.3	5%

Badlands (5)	16.6	18.3	(1.7)	(9%)	16.5	17.0	(0.5)	(3%)

Coastal	36.9	33.9	3.0	9%	33.8	35.8	(2.0)	(6%)

Total	1,095.1	978.2	116.9	12%	1,021.6	929.5	92.1	10%
Crude oil, Badlands, MBbl/d	84.6	122.4	(37.8)	(31%)	93.9	105.4	(11.5)	(11%)
Crude oil, Permian, MBbl/d	25.2	26.7	(1.5)	(6%)	26.8	27.4	(0.6)	(2%)
Natural gas sales, BBtu/d (3)	2,930.8	2,842.9	87.9	3%	2,782.3	2,779.2	3.1	—
NGL sales, MBbl/d (3)	634.8	581.5	53.3	9%	604.1	550.1	54.0	10%
Condensate sales, MBbl/d	18.0	17.3	0.7	4%	18.7	19.2	(0.5)	(3%)
Average realized prices (7):
Natural gas, $/MMBtu	1.20	0.09	1.11	NM	1.45	0.54	0.91	169%
NGL, $/gal	0.39	0.44	(0.05)	(11%)	0.43	0.45	(0.02)	(4%)
Condensate, $/Bbl	67.75	77.20	(9.45)	(12%)	67.78	75.60	(7.82)	(10%)

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	7.5	$1.61	$12.1	9.4	$2.53	$23.8
NGL (MMgal)	69.3	0.04	2.6	102.8	0.08	8.2
Crude oil (MBbl)	0.7	6.29	4.4	0.6	(0.67)	(0.4)
			$19.1			$31.6

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	22.6	$1.55	$35.0	35.6	$1.94	$69.2
NGL (MMgal)	250.5	(0.02)	(4.4)	348.9	0.04	14.9
Crude oil (MBbl)	2.1	5.00	10.5	1.4	(5.57)	(7.8)
			$41.1			$76.3

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian, partially offset by lower volumes in other areas. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Greenwood II plant during the fourth quarter of 2024, the Bull Moose plant during the first quarter of 2025, the Pembrook II plant during the third quarter of 2025, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian, partially offset by lower volumes in other areas. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Roadrunner II plant during the second quarter of 2024, the Greenwood II plant during the fourth quarter of 2024, the Bull Moose plant during the first quarter of 2025, the Pembrook II plant during the third quarter of 2025, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	(In millions, except operating statistics)
Operating margin	$710.2	$619.2	$91.0	15%	$1,989.3	$1,699.0	$290.3	17%
Operating expenses	98.6	98.1	0.5	1%	299.5	273.5	26.0	10%
Adjusted operating margin	$808.8	$717.3	$91.5	13%	$2,288.8	$1,972.5	$316.3	16%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes	1,017.0	829.2	187.8	23%	941.2	777.0	164.2	21%
Fractionation volumes	1,134.3	953.8	180.5	19%	1,028.3	884.7	143.6	16%
Export volumes	407.4	403.9	3.5	1%	425.9	412.3	13.6	3%
NGL sales	1,249.3	1,162.0	87.3	8%	1,195.8	1,136.1	59.7	5%

(1)
Segment operating statistics include intersegment amounts, which have been eliminated from the consolidated presentation. For all volume statistics presented, the numerator is the total volume sold during the period and the denominator is the number of calendar days during the period.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin, partially offset by lower marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, a full quarter of operation of Daytona NGL Pipeline which commenced operations during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. Marketing margin decreased due to fewer optimization opportunities.

Operating expenses were relatively flat despite system expansions which were offset by lower repairs and maintenance.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher LPG export margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, the addition of Train 9 during the second quarter of 2024, a full quarter of operation of Daytona NGL Pipeline which commenced operations during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. LPG export margin increased due to higher volumes and fees.

The increase in operating expenses was predominantly due to system expansions and the planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
	(In millions)
Operating margin	$(36.5)	$(17.7)	$(18.8)	$(4.8)	$(86.3)	$81.5
Adjusted operating margin	$(36.5)	$(17.7)	$(18.8)	$(4.8)	$(86.3)	$81.5

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

Our Liquidity and Capital Resources

As of September 30, 2025, inclusive of our consolidated joint venture accounts, we had $124.1 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and access to debt and equity capital markets. We supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of September 30, 2025, was:

Consolidated Total
(In millions)
Cash on hand (1)	$124.1
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,224.1

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(1,295.0)
Outstanding letters of credit under the TRGP Revolver	(26.7)
Total liquidity	$2,302.4

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

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of September 30, 2025, we had $26.7 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Our working capital as of September 30, 2025 increased $208.7 million compared to December 31, 2024. The increase was primarily due to lower product purchases and fuel payables resulting from lower NGL and natural gas prices, a higher NGL inventory balance as well as lower interest payable and accrued liabilities, partially offset by a higher outstanding balance on the Securitization Facility and lower receivables resulting from lower NGL and natural gas prices.

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

Compliance with Debt Covenants

As of September 30, 2025, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Nine Months Ended September 30,
2025	2024	2025 vs. 2024
(In millions)
$2,411.9	$2,321.8	$90.1

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

The increase in net cash provided by operating activities was primarily due to higher collections from customers resulting from increased revenues in 2025 compared to 2024, partially offset by an increase in payments for product purchases and fuel, operating costs and interest on debt. In addition, during 2024, we made a nonrecurring one-time payment associated with the Splitter Agreement.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2025	2024	2025 vs. 2024
(In millions)
$(2,461.2)	$(2,275.0)	$(186.2)

The increase in net cash used in investing activities was due to higher outlays for major growth capital projects in 2025 primarily related to construction activities and an increase in contributions to unconsolidated affiliates.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$3,122.9	$1,254.3
Repurchase of noncontrolling interests	(1,800.4)	(1.3)
Dividends paid to common shareholders	(602.5)	(450.6)
Contributions from (distributions to) noncontrolling interests, net	(28.9)	(163.7)
Repurchases of shares	(675.0)	(700.0)
Net cash provided by (used in) financing activities	$16.1	$(61.3)

The change in net cash provided by (used in) financing activities was due to higher proceeds from debt financings in 2025, and lower distributions to noncontrolling interests subsequent to the CBF Acquisition in the fourth quarter of 2024 and the Badlands Transaction in the first quarter of 2025, partially offset by higher repurchases of noncontrolling interests due to the Badlands Transaction and higher dividends paid. The increase in cash flows from our debt activity was due to higher net borrowings of our senior unsecured notes in 2025 and higher net borrowings under the Securitization Facility, partially offset by lower net borrowings under the Commercial Paper Program. In addition, in 2024, we fully repaid the remaining balance outstanding under the $1.5 billion unsecured term loan facility.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	September 30, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets	$131.7	$127.8
Current assets - affiliates	3.4	22.7
Long-term assets	82.5	76.4
Total assets	$217.6	$226.9

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$143.0	$262.0
Long-term liabilities	4,424.8	5,121.7
Targa Resources Corp. stockholders’ equity (deficit)	(4,350.2)	(5,156.8)
Total liabilities and owners’ equity (deficit)	$217.6	$226.9

Summarized Combined Statement of Operations Information
	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
	(In millions)
Operating income (loss)	$(258.4)	$(328.0)
Net income (loss)	(450.0)	(583.0)

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the nine months ended September 30, 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)

September 30, 2025	November 17, 2025	$216.4	$214.6	$1.8	$1.00000
June 30, 2025	August 15, 2025	217.6	215.2	2.4	1.00000
March 31, 2025	May 15, 2025	219.0	216.9	2.1	1.00000
December 31, 2024	February 14, 2025	165.2	163.6	1.6	0.75000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Capital expenditures:
Growth (1)	$2,208.3	$2,150.3
Maintenance (2)	164.1	173.6
Gross capital expenditures	2,372.4	2,323.9
Change in capital project payables and accruals, net	(2.3)	(85.0)
Cash outlays for capital projects	$2,370.1	$2,238.9

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $2,332.6 million and $2,180.4 million for the nine months ended September 30, 2025 and 2024.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $163.2 million and $167.1 million for the nine months ended September 30, 2025 and 2024.

The increase in growth capital expenditures was primarily due to construction activities during 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025, there were $58.5 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The prices for natural gas, NGLs and crude oil are volatile. In an effort to reduce the variability of our cash flows, we have entered into derivative instruments to hedge the commodity price associated with a portion of our expected natural gas, NGL and condensate equity volumes, future commodity purchases and sales, and transportation basis risk through 2029. Market conditions may also impact our ability to enter into future commodity derivative contracts.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2025, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2025:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(176.9)	$(112.8)	$(241.0)
NGLs	5.2	96.6	(86.2)
Crude oil	30.3	63.1	(2.5)
Total	$(141.4)	$46.9	$(329.7)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(50.5) million and $(34.1) million during the three months ended September 30, 2025 and 2024, respectively, and $(107.9) million and $(125.7) million during the nine months ended September 30, 2025 and 2024, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $172.2 million at December 31, 2024 to a net liability position of $141.4 million at September 30, 2025. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of September 30, 2025, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of September 30, 2025, we had $1,895.0 million in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $19.0 million based on our September 30, 2025 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $23.0 million as of September 30, 2025. The range of losses attributable to our individual counterparties as of September 30, 2025 would be between $0.1 million and $9.0 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively.

During the three and nine months ended September 30, 2025 and 2024, no customer comprised 10% or greater of our consolidated revenues.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp., or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
July 1, 2025 - July 31, 2025	327,577	$172.08	324,863	$510,286
August 1, 2025 - August 31, 2025	283,923	$163.15	183,745	$1,480,284
September 1, 2025 - September 30, 2025	425,021	$164.63	423,415	$1,410,582

(1)
Includes 932,023 shares purchased under our 2024 Share Repurchase Program, as well as 104,498 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 5, 2025	By:	/s/ William A. Byers
William A. Byers
Chief Financial Officer
(Principal Financial Officer)