Form 10-K
period 2025-12-31
Targa Resources Corp.
filed 2026-02-19
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $37,012.7 million on June 30, 2025, based on $174.08 per share, the closing price of the common stock as reported on the New York Stock Exchange (NYSE) on such date.

As of February 13, 2026, there were 214,951,798 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Total number of pages (excluding Exhibits): 134

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

•
the level and success of crude oil and natural gas drilling around our assets;
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
•
industry changes, including the impact of consolidation, changes in competition and any increase in the use of alternative forms of energy for oil, natural gas and NGLs;
•
downside commodity price volatility from a variety of potential factors that can result in lower activity in our areas of operation;
•
our success in risk management activities, including the use of derivative instruments to hedge commodity price risks;
•
general economic, market and business conditions;
•
the potential impact of significant public health crises and their impact on demand for oil, natural gas and NGLs;
•
weather and other natural phenomena, and related impacts;
•
our ability to access the capital markets on favorable terms, or at all, which depends on general market conditions;
•
the level of creditworthiness of our counterparties;
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

PART I

Item 1. Business

The following section of this Form 10-K generally refers to business developments during the year ended December 31, 2025. Discussion of prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The map below highlights our more significant assets as of December 31, 2025:

Recent Developments

Permian Basin Processing Expansions

In response to increasing production and to meet the infrastructure needs of our customers, our new 275 MMcf/d cryogenic natural gas processing plant additions include:

•
Bull Moose plant in Permian Delaware (the “Bull Moose plant”), commenced operations in the first quarter of 2025.
•
Pembrook II plant in Permian Midland (the “Pembrook II plant”), commenced operations in the third quarter of 2025.
•
Bull Moose II plant in Permian Delaware (the “Bull Moose II plant”), commenced operations in the fourth quarter of 2025.
•
East Pembrook plant in Permian Midland (the “East Pembrook plant”), expected to begin operations in the second quarter of 2026.
•
Falcon II plant in Permian Delaware (the “Falcon II plant”), expected to begin operations in the first quarter of 2026.
•
East Driver plant in Permian Midland (the “East Driver plant”), expected to begin operations in the third quarter of 2026.
•
Copperhead plant in Permian Delaware (the “Copperhead plant”), expected to begin operations in the first quarter of 2027.
•
Yeti plant in Permian Delaware (the “Yeti plant”), expected to begin operations in the third quarter of 2027.
•
Yeti II plant in Permian Delaware (the “Yeti II plant”), expected to begin operations in the fourth quarter of 2027.
•
In February 2026, we announced we are ordering long-lead items for our next potential natural gas processing plants across the Permian Basin.

Fractionation Expansions

•
In January 2023, we reached an agreement with our partners in Gulf Coast Fractionators (“GCF”) to reactivate GCF’s 135 MBbl/d fractionation facility. GCF commenced operations in the first quarter of 2025.

Our new 150 MBbl/d fractionation train additions include:

•
Train 11 in Mont Belvieu, Texas (“Train 11”), expected to begin operations in the second quarter of 2026.
•
Train 12 in Mont Belvieu, Texas (“Train 12”), expected to begin operations in the first quarter of 2027.
•
Train 13 in Mont Belvieu, Texas (“Train 13”), expected to begin operations in the first quarter of 2028.

NGL Pipeline Expansions

•
In February 2025, we announced an intra-Delaware Basin expansion of our NGL pipeline system, (“Delaware Express”) in Permian Delaware. The expansion is expected to begin operations in the second quarter of 2026.
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

LPG Export Expansion

•
In February 2025, we announced an expansion of our LPG export capabilities at our Galena Park Marine Terminal, (“the GPMT LPG Export Expansion”) to include the addition of a new pipeline from Mont Belvieu to Galena Park and additional refrigeration. Our effective export capacity will increase up to 19 MMBbl per month, depending upon the mix of propane and butane demand, vessel size and availability of supply, among other factors. The GPMT LPG Export Expansion is expected to be completed in the third quarter of 2027.

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
•
In November 2025, we announced the Forza Pipeline (“Forza”), a new 36-mile interstate natural gas pipeline in Permian Delaware that will connect our new and existing gas plants and enhance connectivity to the Waha hub. Forza filed a certificate application on December 3, 2025, with the FERC and, pending receipt of necessary regulatory approvals, is expected to begin operations in the middle of 2028.

Acquisitions and Joint Ventures

In July 2024, we entered into a joint venture (“Blackcomb Joint Venture”) which will construct the Blackcomb pipeline. The Blackcomb Joint Venture is owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater Midstream LLC (“WhiteWater”), 30.4% by MPLX LP, and 19.0% by Enbridge Inc. The Blackcomb pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas and is expected to be in service in the fourth quarter of 2026, pending the receipt of customary regulatory and other approvals.

In April 2025, WhiteWater announced the Blackcomb Joint Venture reached a final investment decision to construct the Traverse pipeline. The bi-directional Traverse pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 160 miles of pipeline between the Agua Dulce area and the Katy area and is expected to be in service in 2027, pending the receipt of customary regulatory and other approvals. Both the Blackcomb and Traverse pipelines will be operated by an affiliate of WhiteWater.

In March 2025, we completed the acquisition of Blackstone’s 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of $1.8 billion in cash (the “Badlands Transaction”). As a result of the acquisition, we own 100% of the interests in and earnings of Targa Badlands effective January 1, 2025.

On January 6, 2026, we completed the acquisition of Stakeholder Midstream, LLC for $1.25 billion in cash (the “Stakeholder Acquisition”). We acquired a portfolio of complementary Permian Basin midstream infrastructure assets, including approximately 480 miles of natural gas pipelines, approximately 180 MMcf/d of cryogenic natural gas processing and sour treating capacity, carbon capture activities generating 45Q tax credits, and a small crude oil gathering system. The acquisition has an effective date of January 1, 2026.

For additional information, see “Note 4 – Acquisitions and Joint Ventures” to our Consolidated Financial Statements.

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

In the fourth quarter of 2025 and for the year ended December 31, 2025, we repurchased 226,987 and 3,765,272 shares of our common stock at a weighted average per share price of $163.01 and $170.45 for a total net cost of $37.0 million and $641.8 million, respectively. As of December 31, 2025, there was $1,373.6 million remaining under the Share Repurchase Programs.

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

In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 (the “5.550% Notes due 2035”) and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055 (the “6.125% Notes due 2055”), resulting in net proceeds of approximately $2.0 billion. The 5.550% Notes due 2035 and 6.125% Notes due 2055 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. We used a portion of the net proceeds from the debt issuance to fund the Badlands Transaction and the remaining net proceeds for general corporate purposes, including to repay borrowings under our unsecured commercial paper note program (the “Commercial Paper Program”).

In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 (the “4.900% Notes due 2030”) and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036 (the “5.650% Notes due 2036”), resulting in net proceeds of approximately $1.5 billion. The 4.900% Notes due 2030 and 5.650% Notes due 2036 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. We used a portion of the net proceeds from the debt issuance to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027 (the “6.500% Notes due 2027”) on July 15, 2025, and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In July 2025, the Partnership amended the $600.0 million accounts receivable securitization facility (the “Securitization Facility”) to, among other things, extend the facility termination date to August 31, 2026.

In November 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.350% Senior Unsecured Notes due 2029 (the “4.350% Notes due 2029”) and (ii) $1.0 billion aggregate principal amount of our 5.400% Senior Unsecured Notes due 2036 (the “5.400% Notes due 2036”), resulting in net proceeds of approximately $1.7 billion. The 4.350% Notes due 2029 and 5.400% Notes due 2036 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. We used a portion of the net proceeds from the debt issuance to fund the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029 (the “6.875% Notes due 2029”) on January 15, 2026, and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

On January 6, 2026, we used $650.0 million in borrowings from the Commercial Paper Program and $600.0 million from the Securitization Facility to fund the Stakeholder Acquisition.

For additional information about our recent debt-related transactions, see “Note 8 – Debt Obligations” to our Consolidated Financial Statements.

Organization Structure

The diagram below shows our corporate structure as of February 19, 2026:

(1)
Common shares outstanding as of February 13, 2026.

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

Comprehensive package of midstream services

We provide a comprehensive package of services to natural gas and crude oil producers. These services are essential to gather, treat, process, purchase and sell and transport wellhead gas to meet pipeline standards; extract, transport and fractionate NGLs for sale into petrochemical, industrial, commercial and export markets; and gather and/or purchase and sell crude oil. We believe that our ability to offer these integrated services provides us with an advantage in competing for new supplies because we can provide substantially all of the services that producers, marketers and others require for moving natural gas, NGLs and crude oil from wellhead to market on a cost-effective basis. Additionally, we believe that the significant investment we have made to construct and acquire assets in key strategic positions and the expertise we have in operating such assets make us well-positioned to remain a leading provider of integrated services in the midstream sector.

Our transportation assets further enhance our integrated midstream service offerings across the NGL and natural gas value chain by linking supply to key markets. Our NGL pipeline system connects many of our gathering and processing positions, including the Permian Basin, with our Downstream facilities in Mont Belvieu, Texas, the major U.S. NGL market hub. Additionally, our integrated Mont Belvieu and Galena Park Marine Terminal assets allow us to provide the raw product, fractionation, storage, interconnected terminaling, refrigeration and ship loading capabilities to support exports by third-party customers.

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

As drilling in these areas continues, the supply of NGLs requiring transportation to market hubs and fractionation is expected to continue to grow. Continued demand for transportation, fractionation and export capacity is expected to lead to increased demand for other related fee-based services provided by our logistics and transportation assets as well as provide other growth opportunities. The connectivity of our gathering and processing and Downstream operations provided by our NGL pipeline system further allows us to capture these growth opportunities. Additionally, we are one of the largest fractionators of NGLs along the Gulf Coast. Our fractionation assets are primarily located in key NGL market centers and are near and connected to key consumers of NGL products, including the petrochemical and industrial markets. Our logistics assets, including fractionation facilities, storage wells, our low ethane propane de-ethanizers, and our Galena Park Marine Terminal and related pipeline systems and interconnects, include connections to a number of mixed NGL (“mixed NGLs” or “Y-grade”) supply pipelines, storage, interconnection and takeaway pipelines and other transportation infrastructure. The location and interconnectivity of these assets are not easily replicated, and we have additional capability to expand their capacity.

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

In addition to routine annual maintenance expenses, our maintenance capital expenditures have averaged approximately $234 million per year over the last three years. We believe that our assets are well-maintained, and we are focused on continuing to operate both our existing and new assets in a prudent, safe and cost-effective manner.

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

The Gathering and Processing segment’s assets are located in the Permian Basin of West Texas and Southeast New Mexico (including the Midland, Central and Delaware Basins); the Eagle Ford Shale in South Texas; the Barnett Shale in North Texas; the Anadarko, Ardmore, and Arkoma Basins in Oklahoma (including the SCOOP and STACK) and South Central Kansas; the Williston Basin in North Dakota (including the Bakken and Three Forks plays); and the onshore and near offshore regions of the Louisiana Gulf Coast. The natural gas processed in this segment is supplied through our gathering systems which, in aggregate, consist of approximately 31,600 miles of natural gas pipelines and include 54 owned and operated processing plants.

The Gathering and Processing segment’s operations consist of (i) Permian Midland and Permian Delaware (also referred to as “Permian”), (ii) Central, (iii) Coastal and (iv) Badlands, each as described below:

Permian Midland

The Permian Midland system consists of approximately 7,800 miles of natural gas gathering pipelines and 20 processing plants with an aggregate processing capacity of 4,119 MMcf/d, all located within the Permian Basin in West Texas. Seventeen of these plants and approximately 5,500 miles of gathering pipelines belong to a joint venture (“WestTX”). We have an approximate 72.8% ownership in WestTX with Exxon Mobil Corporation (“ExxonMobil”) owning the remaining interest.

In response to increasing production and to meet the infrastructure needs of producers, we are constructing the East Pembrook plant and the East Driver plant, each a 275 MMcf/d cryogenic natural gas processing plant, which are expected to begin operations in the second quarter of 2026 and the third quarter of 2026, respectively.

Permian Delaware

The Permian Delaware system consists of approximately 7,700 miles of natural gas gathering pipelines and 19 processing plants with an aggregate capacity of 3,835 MMcf/d, within the Delaware Basin and Central Basin in West Texas and Southeastern New Mexico, and includes aggregate gas treating capacity of 2.6 Bcf/d in addition to seven acid gas injection wells.

In response to increasing production and to meet the infrastructure needs of producers, we are constructing the Falcon II plant, the Copperhead plant, the Yeti plant and the Yeti II plant, each a 275 MMcf/d cryogenic natural gas processing plant, which are expected to begin operations in the first quarter of 2026, first quarter of 2027, third quarter of 2027 and fourth quarter of 2027, respectively.

Central

The Central system consists of approximately 14,800 miles of pipelines and 11 processing plants with an aggregate capacity of 1,955 MMcf/d, all located within the Eagle Ford Shale region, Fort Worth Basin, southern Oklahoma, north central Oklahoma and southern Kansas. Our central system includes our Centrahoma joint venture (“Centrahoma”), which is comprised of three separate processing plants with an aggregate processing capacity of 470 MMcf/d. We have a 60% ownership interest in Centrahoma with the remaining 40% interest owned by MPLX, LP.

Coastal

Our Coastal assets consist of approximately 1,000 miles of onshore gathering system pipelines located in Louisiana to gather and process natural gas produced from shallow-water central and western Gulf of America natural gas wells, and from deep shelf and deep-water Gulf of America production via connections to third-party pipelines or through pipelines owned by us. The Coastal system has an aggregate processing capacity of 930 MMcf/d and 11 MBbl/d of integrated fractionation capacity. The processing plants are comprised of one wholly-owned and operated plant and one partially owned and operated plant. Our Coastal plants have access to markets across the U.S. through the interstate natural gas pipelines to which they are interconnected. The industry continues to rationalize gas processing capacity along the western Louisiana Gulf Coast with most of the producer volumes going to more efficient plants, such as our Gillis plant.

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

The following table lists the Gathering and Processing segment’s processing plants and related volumes for the year ended December 31, 2025:

Facility	Process Type (1)	Operated /Non-Operated	% Owned	Location	Processing Capacity (MMcf/d) (2)	Plant Natural Gas Inlet Throughput Volume (MMcf/d) (3) (4) (5)	NGL Production (MBbl/d) (3) (4) (5)
Permian Midland
Consolidator (6)	Cryo	Operated	72.8	Reagan County, TX	150.0
Midkiff (6)	Cryo	Operated	72.8	Reagan County, TX	70.0
Driver (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Benedum (6)	Cryo	Operated	72.8	Upton County, TX	35.0
Edward (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Buffalo (6)	Cryo	Operated	72.8	Martin County, TX	220.0
Joyce (6)	Cryo	Operated	72.8	Upton County, TX	220.0
Johnson (6)	Cryo	Operated	72.8	Midland County, TX	220.0
Hopson (6)	Cryo	Operated	72.8	Midland County, TX	275.0
Pembrook (6)	Cryo	Operated	72.8	Upton County, TX	275.0
Gateway (6)	Cryo	Operated	72.8	Reagan County, TX	275.0
Mertzon	Cryo	Operated	100.0	Irion County, TX	52.0
Sterling	Cryo	Operated	100.0	Sterling County, TX	92.0
High Plains	Cryo	Operated	100.0	Midland County, TX	220.0
Heim (7)	Cryo	Operated	100.0	Reagan County, TX	200.0
Legacy (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Legacy II (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Greenwood (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Greenwood II (7)	Cryo	Operated	100.0	Midland County, TX	275.0
Pembrook II (7) (8)	Cryo	Operated	100.0	Upton County, TX	275.0
				Area Total	4,119.0	3,146.0	461.2
Permian Delaware
Eunice	Cryo	Operated	100.0	Lea County, NM	110.0
Monument (9)	Cryo	Operated	100.0	Lea County, NM	85.0
Loving	Cryo	Operated	100.0	Loving County, TX	70.0
Oahu	Cryo	Operated	100.0	Pecos County, TX	60.0
Wildcat	Cryo	Operated	100.0	Winkler County, TX	250.0
Wildcat II	Cryo	Operated	100.0	Winkler County, TX	275.0
Falcon	Cryo	Operated	100.0	Culberson County, TX	275.0
Peregrine	Cryo	Operated	100.0	Culberson County, TX	275.0
Roadrunner	Cryo	Operated	100.0	Eddy County, NM	230.0
Roadrunner II	Cryo	Operated	100.0	Eddy County, NM	230.0
Red Hills I	Cryo	Operated	100.0	Lea County, NM	60.0
Red Hills II	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills III	Cryo	Operated	100.0	Lea County, NM	200.0
Red Hills IV	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills V	Cryo	Operated	100.0	Lea County, NM	230.0
Red Hills VI	Cryo	Operated	100.0	Lea County, NM	230.0
Midway	Cryo	Operated	100.0	Crane County, TX	275.0
Bull Moose (8)	Cryo	Operated	100.0	Winkler County, TX	275.0
Bull Moose II (8)	Cryo	Operated	100.0	Winkler County, TX	275.0
				Area Total	3,835.0	3,245.4	419.4
Central
Silver Oak I	Cryo	Operated	100.0	Bee County, TX	200.0
Silver Oak II	Cryo	Operated	100.0	Bee County, TX	200.0
Raptor	Cryo	Operated	100.0	La Salle County, TX	260.0
Chico	Cryo	Operated	100.0	Wise County, TX	265.0
Stonewall	Cryo	Operated	60.0	Coal County, OK	200.0
Tupelo	Cryo	Operated	60.0	Coal County, OK	120.0
Hickory Hills (10)	Cryo	Operated	60.0	Hughes County, OK	150.0
Velma	Cryo	Operated	100.0	Stephens County, OK	100.0
Velma V-60 (10)	Cryo	Operated	100.0	Stephens County, OK	60.0
Waynoka I	Cryo	Operated	100.0	Woods County, OK	200.0
Waynoka II	Cryo	Operated	100.0	Woods County, OK	200.0
				Area Total	1,955.0	1,055.4	111.5
Coastal
Gillis (11)	Cryo	Operated	100.0	Calcasieu Parish, LA	180.0
VESCO	Cryo	Operated	76.8	Plaquemines Parish, LA	750.0
				Area Total	930.0	439.1	34.7
Badlands
Little Missouri I-III (12)	Cryo/RA	Operated	100.0	McKenzie County, ND	90.0
Little Missouri IV (13)	Cryo	Operated	50.0	McKenzie County, ND	200.0
				Area Total	290.0	130.3	16.3
				Segment System Total	11,129.0	8,016.2	1,043.1

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

(5)
Per day plant natural gas inlet and NGL production statistics for plants listed above are based on the number of calendar days during 2025.
(6)
Plant natural gas inlet throughput volumes and NGL production volumes for WestTX are presented on a pro-rata net basis representing our undivided ownership interest in WestTX, which we proportionately consolidate in our consolidated financial statements.
(7)
As a result of a non-consent election made by the joint owner in our WestTX Permian Basin assets, the Pembrook II, Heim, Legacy, Legacy II, Greenwood and Greenwood II plants are 100% owned and consolidated by Targa until each plant achieves the payout event related to the non-consent election.
(8)
The Bull Moose plant, Pembrook II plant and Bull Moose II plant commenced operations in the first quarter of 2025, third quarter of 2025 and fourth quarter of 2025, respectively.
(9)
The Monument plant has fractionation capacity of approximately 1.5 MBbl/d.
(10)
Plant is available and operates subject to market conditions, including availability of natural gas.
(11)
The Gillis plant has fractionation capacity of approximately 11 MBbl/d.
(12)
Little Missouri Trains I and II are refrigeration plants and Little Missouri Train III is a Cryo plant.
(13)
Targa owns 100% of the interest in Targa Badlands, which owns a 50% interest in the LM4 plant.

Logistics and Transportation Segment

Our Logistics and Transportation segment includes the activities and assets necessary to transport and convert mixed NGLs into NGL products and also includes other assets and value-added services described below. The Logistics and Transportation segment also includes our NGL pipeline system, which is generally connected to and supplied in part by our Gathering and Processing segment. Our Downstream facilities are located predominantly in Mont Belvieu and Galena Park, Texas, and in Lake Charles, Louisiana. Our fractionation, pipeline transportation, storage and terminaling businesses include 2,600 miles of company-owned pipelines to transport mixed NGLs and specification products.

The Logistics and Transportation segment also transports, distributes, purchases, sells, and markets NGLs via terminals and transportation assets in multiple states across the U.S. The geographic diversity of our assets provides direct access to many NGL customers as well as markets via trucks, barges, ships, rail cars and open-access regulated NGL pipelines owned by third parties.

Transportation Pipelines

Our NGL pipeline system connects our gathering and processing positions throughout the Permian Basin, North Texas, and Southern Oklahoma (as well as third-party positions) to our fractionation and storage complex in the NGL market hub at Mont Belvieu, Texas. Our NGL pipeline system has the capacity to transport more than 1,000 MBbl/d of NGLs into Mont Belvieu.

Through our 50% ownership interest in Cayenne Pipeline, LLC (“Cayenne”), we operate the Cayenne pipeline, which transports mixed NGLs from VESCO in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana.

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, we are constructing:

•
Delaware Express, which is an expansion of our NGL pipeline system in the Permian Delaware. Delaware Express is expected to begin operations in the second quarter of 2026.
•
Speedway, a new NGL pipeline, which will transport NGLs from our existing assets and future plant additions in the Permian Basin to our fractionation and storage complex in Mont Belvieu, Texas. The project consists of approximately 500 miles of 30-inch diameter pipeline and associated infrastructure with an initial capacity of approximately 500 MBbl/d, expandable to 1,000 MBbl/d. Speedway is expected to begin operations in the third quarter of 2027.
•
the Bull Run Extension, a 43-mile extension of our Bull Run intrastate natural gas pipeline, to expand and enhance connectivity of our Permian Delaware system to the Waha hub in West Texas. The Bull Run Extension is expected to begin operations in the first quarter of 2027.
•
Buffalo Run, a new 35-mile intrastate natural gas pipeline, that will enhance connectivity across several of our plants in the Permian Midland and a 55-mile conversion of an existing Targa pipeline into natural gas service. Buffalo Run will connect our Permian Midland and Permian Delaware intra-basin natural gas systems. Buffalo Run is expected to be completed in stages and fully complete in early 2028.
•
Forza, a new 36-mile interstate natural gas pipeline in Permian Delaware, that will connect our new and existing gas plants and enhance connectivity to the Waha hub. Forza filed a certificate application on December 3, 2025, with the FERC and, pending receipt of necessary regulatory approvals, is expected to begin operations in the middle of 2028.

Fractionation

After being extracted in the field, mixed NGLs are typically transported to a centralized facility for fractionation where the mixed NGLs are separated into discrete NGL products: ethane, ethane-propane mix, propane, normal butane, iso-butane and natural gasoline.

We believe that sufficient volumes of mixed NGLs will be available for fractionation in commercially viable quantities for the foreseeable future due to historical increases in NGL production from shale plays and other shale-technology-driven resource plays in areas of the U.S. that include Texas, New Mexico, Oklahoma and the Rockies and certain other basins accessed by pipelines to Mont Belvieu, as well as from conventional production of NGLs in areas such as the Permian Basin, Mid-Continent, East Texas, South Louisiana and shelf and deep-water Gulf of America.

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

We are constructing Trains 11, 12 and 13, each a wholly-owned 150 MBbl/d fractionation train at our Mont Belvieu operated facility. Train 11, Train 12 and Train 13 are expected to begin operations in the second quarter of 2026, the first quarter of 2027 and the first quarter of 2028, respectively.

We additionally have a wholly-owned and operated fractionation facility in Lake Charles, Louisiana, representing a capacity of 55.0 MBbl/d.

We hold an equity investment in GCF, also located at Mont Belvieu. In January 2021, the GCF facility was temporarily idled. We assumed operatorship of GCF in the first half of 2021. In January 2023, we reached an agreement with our partners to reactivate GCF’s 135 MBbl/d fractionation facility. GCF commenced operations in the first quarter of 2025.

We also own fractionation assets in Monument, New Mexico, and Gillis, Louisiana, which are included in our Gathering and Processing segment. In addition, we have a natural gasoline hydrotreater at Mont Belvieu, Texas, with a capacity of 35.0 MBbl/d that removes sulfur from natural gasoline, allowing customers to meet stringent fuel content standards.

The following table details the Logistics and Transportation segment’s fractionation and treating facilities:

Facility	Location	% Owned	Capacity (MBbl/d) (1)	Throughput 2025 (MBbl/d)
Cedar Bayou Fractionators (2)	Mont Belvieu, TX	100.0	493.0
Train 6 Fractionator	Mont Belvieu, TX	100.0	110.0
Train 7 Fractionator	Mont Belvieu, TX	80.0	120.0
Train 8 Fractionator	Mont Belvieu, TX	100.0	120.0
Train 9 Fractionator	Mont Belvieu, TX	100.0	120.0
Train 10 Fractionator	Mont Belvieu, TX	100.0	120.0
Lake Charles Fractionator (3)	Lake Charles, LA	100.0	55.0
Fractionation Total			1,138.0	1,057.6

Gulf Coast Fractionator (4)	Mont Belvieu, TX	38.8	135.0	51.6
Targa LSNG Hydrotreater	Mont Belvieu, TX	100.0	35.0	36.2

(1)
Actual fractionation capacities may vary due to the composition of the NGLs being processed and does not contemplate ethane rejection.
(2)
Cedar Bayou Fractionators, L.P. (“CBF”) includes five fractionation trains.
(3)
Lake Charles Fractionator runs in a mode of ethane/propane splitting for the local petrochemical market and is configured to also handle raw product.
(4)
The GCF facility was temporarily idled in January 2021. The facility was reactivated and operational in the first quarter of 2025.

NGL Storage and Terminaling

In general, our NGL storage assets provide warehousing of mixed NGLs, NGL products and petrochemical products in underground wells, which allows for the injection and withdrawal of such products at various times in order to meet supply and demand cycles. Similarly, our terminaling operations provide the inbound/outbound logistics and warehousing of mixed NGLs, NGL products and petrochemical products in above-ground storage tanks. Our NGL underground storage and terminaling facilities serve single markets, such as propane, as well as multiple products and markets. For example, the Mont Belvieu and Galena Park facilities have extensive pipeline connections for mixed NGL supply and delivery of component NGLs, including our NGL pipeline system. In addition, some of our facilities are connected to marine, rail and truck loading and unloading facilities that provide services and products to our customers. We provide long and short-term storage and terminaling services and throughput capability to third-party customers for a fee.

Across the Logistics and Transportation segment, we own 35 storage wells at our facilities with a gross NGL storage capacity of approximately 81 MMBbl and operate seven non-owned wells. The usage of these wells may be limited by brine handling capacity, which is utilized to displace NGLs from storage.

We operate our storage and terminaling facilities to support our key fractionation facilities at Mont Belvieu and Lake Charles for receipt of mixed NGLs and storage of fractionated NGLs to service the petrochemical, refinery, export and heating customers/markets as well as our wholesale domestic terminals that focus on logistics to service the heating market customer base. Our international export assets include our facilities at both Mont Belvieu and the Galena Park Marine Terminal near Houston, Texas, which have the capability to load propane, butanes and international grade low ethane propane. The export facilities have an effective export capacity of approximately 14.0 MMBbl per month, subject to a mix of propane and butane demand, vessel size and availability of supply, and a variety of other factors. We have the capability to load VLGC vessels, alongside small and medium sized export vessels. We continue to experience demand growth for U.S.-based NGLs (both propane and butane) for export into international markets.

The following table details the Logistics and Transportation segment’s NGL storage and terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2025 (MMgal)	Number of Operational Wells		Storage Capacity (MMBbl)
Galena Park Marine Terminal (1)	100	Harris County, TX	NGL import/export terminal	8,449.7	N/A		0.7
Mont Belvieu Terminal & Storage	100	Chambers County, TX	Transport and storage terminal	39,343.3	23	(2)	58.8
Hackberry Terminal & Storage	100	Cameron Parish, LA	Storage terminal	453.0	12	(3)	22.4

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

Commercial Transportation

Our NGL transportation and distribution infrastructure includes a wide range of assets supporting both third-party customers and the delivery requirements of our marketing and asset management business. We provide fee-based transportation services to refineries and petrochemical companies throughout the Gulf Coast area. Our assets are also deployed to serve our wholesale domestic distribution terminals, fractionation facilities, underground storage facilities and pipeline injection terminals. These distribution assets provide a variety of ways to transport products to and from our customers. Our commercial transportation assets include both leased and owned railcars, tractors, vacuum trucks and pressurized NGL barges.

The following table details the Logistics and Transportation segment’s propane terminaling facilities:

Facility	% Owned	Location	Description	Throughput for 2025 (MMgal) (1)	Usable Storage Capacity (MMgal)
Greenville Terminal	100	Washington County, MS	Marine propane terminal	22.0	1.5
Port Everglades Terminal	100	Broward County, FL	Marine propane terminal	25.3	1.6
Calvert City Terminal	100	Marshall County, KY	Propane terminal	16.8	0.1
Chattanooga Terminal	100	Hamilton County, TN	Propane terminal	15.5	0.9
Hattiesburg Terminal (2)	50	Forrest County, MS	Propane terminal	331.7	190.1
Sparta Terminal	100	Sparta County, NJ	Propane terminal	7.2	0.2
Tyler Terminal	100	Smith County, TX	Propane terminal	25.4	0.2
Winona Terminal	100	Flagstaff County, AZ	Propane terminal	14.4	0.3
Eagle Lake Transload (3)	100	Polk County, FL	Propane transload	8.9	—

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

We also compete for NGL supplies for our NGL pipeline system. Competition for NGL supplies is primarily based on the proximity of gathering and processing facilities in relation to one or more NGL pipelines, their connectivity to NGL pipeline takeaway options, access to end-use markets or liquid marketing hubs, pricing and contractual arrangements, available capacity, reputation, efficiency, flexibility, and reliability. Our NGL pipeline competitors are other midstream providers with NGL transportation capabilities, such as major interstate and intrastate pipeline companies, master limited partnerships and midstream natural gas and NGL companies.

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

As of December 31, 2025, we employed approximately 3,570 people that primarily support our operations through a wholly-owned subsidiary of ours. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

On December 3, 2025, we filed a certificate application to construct and operate Forza under Section 7 of the NGA as an interstate pipeline. Construction and operation of Forza is subject to approval by FERC in response to our certificate application.

Interstate Liquids

Targa NGL Pipeline Company LLC (“Targa NGL”), Targa Gulf Coast NGL Pipeline LLC (“Targa Gulf Coast”), Grand Prix Pipeline LLC (“Grand Prix Pipeline”), Targa San Andres Crude Pipeline LLC (“Targa San Andres Crude”) and Targa Badlands have interstate NGL or crude pipelines that are considered common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). Targa Gulf Coast leases from Targa NGL certain pipelines that run between Mont Belvieu, Texas, and Galena Park, Texas and between Mont Belvieu, Texas, and Lake Charles, Louisiana. Each of Targa Gulf Coast’s pipelines are part of an extensive mixed NGL and purity NGL pipeline receipt and delivery system that provides services to domestic and foreign export customers.

Unless covered by a waiver, as described below, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include crude oil pipelines, refined products pipelines and NGL pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including our pipelines discussed above, use the FERC indexing methodology to change their rates. Pursuant to the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On July 26, 2024, the D.C. Circuit Court of Appeals vacated a FERC January 2022 Rehearing Order that had reduced the oil pricing index factor for oil pipelines to use for the current five-year period. On September 17, 2024, FERC issued an order reinstating the higher oil pricing index factor and indicated FERC will address additional issues related to the D.C. Circuit Court of Appeal’s decision in a subsequent order. On October 1, 2024, Targa filed to revise its rates for Targa NGL, and on October 15, 2024, Targa filed to revise its rates for Targa Gulf Coast and Grand Prix Pipeline, in each case, in accordance with the September 17, 2024, FERC order. The revised rates became effective on November 1, 2024. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking in which FERC proposed to prospectively adopt the index that was vacated by the D.C. Circuit Court of Appeals and instituted a notice-and-comment process. On November 20, 2025, FERC withdrew the October 17, 2024, supplemental notice of proposed rulemaking and confirmed that the PPI-FG+0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022, to September 17, 2024.

Targa has multiple NGL pipelines that are also considered common carrier pipelines but have qualified for a waiver of applicable FERC regulatory requirements under the ICA based on current circumstances. All such waivers are subject to revocation, however, should a particular pipeline’s circumstances change. FERC could, either at the request of other entities or on its own initiative, assert that some or all of these pipelines no longer qualify for a waiver. In the event that FERC were to determine that one or more of these pipelines no longer qualified for a waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s) and delivery point(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. For example, on December 16, 2022, FERC initiated an investigation and established hearing procedures in FERC Docket No. OR23-2-000 to determine whether Targa’s Badlands assets continue to qualify for the waiver of applicable FERC regulatory requirements and whether Targa is providing jurisdictional transportation service on this system. An initial decision was issued by an administrative law judge on March 26, 2024, which found that Targa’s Badlands assets no longer qualify for a waiver of FERC regulatory requirements and such assets are providing jurisdictional transportation service. FERC affirmed the administrative law judge’s initial decision on August 7, 2025, and required Targa Badlands to file a tariff setting the rates as well as the rules and regulations governing transportation service on these assets. Targa Badlands filed this initial tariff in FERC Docket No. IS26-24-000 on October 29, 2025, which FERC accepted and suspended subject to refund pending a hearing to determine, among other things, whether the rates Targa Badlands proposed are just and reasonable. Various shippers are challenging the rates contained in such tariff asserting they are not just and reasonable under the ICA, and settlement discussions in this proceeding are currently ongoing. As a result, we cannot predict the ultimate outcome of these challenges.

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

Our intrastate natural gas pipelines located in Texas are regulated by the Railroad Commission of Texas (the “RRC”) and may be required to have tariffs on file with the RRC. Some of these Texas intrastate pipelines also transport natural gas in interstate commerce pursuant to Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the NGA, but must file the terms and conditions of transportation of natural gas under authority of Section 311 with FERC, and these terms and conditions must be “fair and equitable.” Specifically, during 2025, TPL SouthTex Transmission Company LP, Buffalo Run Pipeline LLC, Bull Run Pipeline LLC and Targa SouthTex Mustang Transmission Ltd. provided NGPA Section 311 service.

Our Louisiana intrastate pipeline, Targa Louisiana Intrastate LLC, and the rates and terms of service on the pipeline may be subject to regulation by the Office of Conservation of the Louisiana Department of Natural Resources (“DNR”).

We also operate natural gas pipelines that extend from the tailgate of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. We believe these pipelines are exempt from FERC’s jurisdiction under the NGA under FERC’s “stub” line exemption. Texas and Louisiana have adopted complaint-based regulation of intrastate natural gas transportation activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to pipeline access and rate discrimination. The rates we charge for intrastate transportation are deemed just and reasonable unless challenged in a complaint. A complaint also can be filed with FERC regarding the rates, terms, and conditions of service on our pipelines providing service pursuant to Section 311 of the NGPA. We cannot predict whether such a complaint will be filed against us in the future. Failure to comply with state or FERC regulations can result in the imposition of administrative, civil and criminal penalties.

Intrastate Liquids

We operate intrastate NGL common carrier pipelines in Texas. Targa Gulf Coast operates pipelines that transport mixed and purity NGL streams between Targa’s Mont Belvieu and Galena Park, Texas facilities and certain third-party facilities. Grand Prix Pipeline and Targa NGL provide transportation of mixed NGLs from points within Texas to other points within Texas, including Mont Belvieu, Texas. Targa SouthTex NGL Pipeline Ltd. operates intrastate NGL pipelines providing services between various points in Nueces, San Patricio and Refugio Counties. Targa San Andres Gas Utility LLC operates intrastate NGL pipelines providing service between various points in Yoakum and Gaines Counties. Further, we operate crude gathering pipelines in the Permian Basin. With respect to intrastate movements, these pipelines are not subject to FERC regulation, but are subject to rate regulation by the RRC.

Our intrastate NGL pipelines in Louisiana gather mixed NGLs streams that we own from processing plants in Louisiana and deliver such streams to the Gillis and Lake Charles fractionators in Lake Charles, Louisiana. We deliver mixed and purity NGL streams out of our fractionators to and from Targa-owned storage, and to other third-party facilities and pipelines in Louisiana. Additionally, through our 50% ownership interest in Cayenne, we operate the Cayenne pipeline, which transports mixed NGLs from the Venice gas plant in Venice, Louisiana, to an interconnection with a third-party NGL pipeline in Toca, Louisiana. These pipelines are not subject to FERC regulation or rate regulation by the DNR. On May 9, 2019, the Louisiana Public Service Commission (“LPSC”) approved applications to register certain pipelines of Cayenne and Targa Downstream LLC in accordance with the LPSC 2015 General Order, Docket No R-33390. LPSC regulations require that common carrier pipelines charge rates that are just and reasonable, and not unreasonably discriminatory.

EP Act of 2005

The EP Act of 2005 amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties up to a maximum amount that is adjusted annually for inflation, which for 2026 equals approximately $1.6 million (which amount may be updated for inflation in 2026) per violation per day for violations of the NGA or NGPA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce as well as entities that are otherwise subject to the NGA or NGPA. In 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. Order No. 670 does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (Order No. 704), and the quarterly reporting requirement under Order No. 735.

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

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:

•
the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and that the EPA has historically relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
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

Over time, the trend in environmental and occupational health and safety regulation is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury and thus, any changes in environmental or occupational health and safety laws and regulations or reinterpretation of enforcement policies that may arise in the future and result in more stringent or costly waste management or disposal, pollution control, remediation or occupational health and safety-related requirements could have a material adverse effect on our business, results of operations and financial position. We may not have insurance or be fully covered by insurance against all environmental and occupational health and safety risks, and we may be unable to pass on increased compliance costs arising out of such risks to our customers. We review regulatory and environmental issues as they pertain to us and we consider regulatory and environmental issues as part of our general risk management approach. For more information on environmental and occupational health and safety matters, see “Risks Related to Regulatory Matters” under Part I, Item 1A. of this Form 10-K.

Pipeline Safety Matters

Many of our natural gas, NGL and crude oil pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an agency of the U.S. Department of Transportation (“DOT”), under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”), along pipelines and take additional safety measures to protect people and property in these areas. Recently, PHMSA finalized adjustments to the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements. Various states have also adopted regulations, similar to existing PHMSA regulations for, and may have established agencies analogous to PHMSA to regulate, intrastate gathering and transmission lines. We currently estimate an average annual cost of approximately $12.5 million between 2026 and 2028 to continue our pipeline integrity management program inspections along certain segments of our natural gas and hazardous liquids pipelines. This estimate also includes the costs, if any, of repair, remediation, or preventative and mitigative actions that may be determined to be necessary as a result of the discovery of conditions during the ongoing inspection program. Additional unforeseen costs for repair, remediation, or preventative and mitigative actions could be material. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity inspections. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition or results of operations. See “Risks Related to Regulatory Matters” under Item 1A. of this Form 10-K for further discussion on pipeline safety standards, including integrity management requirements.

Title to Properties and Rights of Way

Our real property falls into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights of way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located are held by us pursuant to ground leases or easements between us, as lessee or grantee, and the fee owner of the lands, as lessors or grantors. We and our predecessors have leased or held easements on these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold or easement estates to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, rights of way, permit, lease or license, and we believe that we have satisfactory title to all of our material leases, easements, rights of way, permits, leases and licenses.

Corporation Tax Matters

As of December 31, 2025, examinations by the Internal Revenue Service (the “IRS”) are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Federal statutes of limitations for returns filed in 2022 (for calendar year 2021) have expired. The statute of limitations expired on substantially all 2021 state income tax returns that were filed prior to October 15, 2022. For Texas, the statute of limitations has expired for 2021 returns (for calendar year 2020). However, tax authorities could review and adjust carryover attributes (e.g., net operating losses) generated in a closed tax year if utilized in an open tax year.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), which is a 15% minimum tax imposed on certain financial income of “applicable corporations,” including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our current interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, the impact from the One Big Beautiful Bill Act (the “OBBBA”), and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT in the near term.

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
•
Our business is highly competitive, which may affect our ability to hire, train or retain officers and employees needed to manage and operate our business.
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
•
Weather events may damage our assets, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.
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
•
Portions of our pipeline systems may require increased expenditures for maintenance and repair owing to the age of some of our systems, which expenditures or resulting loss of revenue due to pipeline age or condition which could have an adverse effect on our business and results of operations.
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
•
If we do not develop growth projects and/or make acquisitions for expanding existing assets or constructing new assets on economically acceptable terms, or fail to efficiently and effectively integrate developed or acquired assets with our asset base, our future growth will be limited. In addition, any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations. In addition, we may not achieve the expected results of any acquisitions and any adverse conditions or developments related to such acquisitions may have a negative impact on our operations and financial condition.
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
•
Inflation and changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.
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
•
The amounts we pay in dividends may vary from anticipated amounts and circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or for other uses in our business.
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

Risks Related to Regulatory Matters

•
Our and our customers’ operations are subject to a number of risks related to the potential threat of climate change, including evolving regulations for methane and other GHG emissions from the oil and gas sector, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, reduce demand for the products and services we provide, and reduce our or our customers’ ability to access capital.
•
Stakeholder and market attention to sustainability matters may impact the disclosure obligations of our business.
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

Our business is highly competitive, which may affect our ability to hire, train or retain officers and employees needed to manage and operate our business.

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

In addition, there is substantial competition for experienced supervisory and managerial personnel in the midstream industry. We may not be able to retain our existing executive officers or fill new positions or vacancies created by expansion or turnover, and we have not entered into employment agreements with any of our named executive officers nor do we maintain “key man” life insurance on the lives of any of our named executive officers.

Any delay or inability to secure the officers and employees necessary for us to continue or complete our current and planned development projects, or any significant increases in costs with respect to the hiring, training or retention of qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

Weather events may damage our assets, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

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

Our operations along the Gulf Coast, in offshore waters and at major river crossings in particular could be adversely impacted by changing climatic conditions, as rising sea levels, subsidence and erosion are potential causes for serious damage to our pipelines and other facilities, which could affect our ability to provide services. These damages could result in leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water, groundwater or to the Gulf of America and could result in liability, remedial obligations or otherwise have a negative impact on continued operations. Additionally, rising sea levels, subsidence and erosion processes could impact our oil and gas exploration and production customers who operate along the Gulf Coast, and they may be unable to utilize our services. Adverse climatic impacts, whether inland or along the coast or offshore, could also affect our third-party suppliers, which could limit their ability to provide us with the necessary products and services enabling us to maintain operation of our pipelines and other facilities. Moreover, we could incur significant costs to weatherize or upgrade weatherization of our facility equipment in anticipation of future weather events. As a result, we may incur significant costs to repair, preserve or make more efficient our pipeline infrastructure and other facilities. Such costs could adversely affect our business, financial condition, results of operations and cash flows.

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

Portions of our pipeline systems may require increased expenditures for maintenance and repair owing to the age of some of our systems, which expenditures or resulting loss of revenue due to pipeline age or condition which could have an adverse effect on our business and results of operations.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020, require PHMSA to impose more stringent pipeline safety standards on pipeline operators. As a result of those legislative enactments, PHMSA has issued several significant rulemakings. In August 2022, PHMSA finalized the last of three rules known collectively as the “Gas Mega Rule,” which collectively, among other items, imposed safety regulations on previously unregulated onshore gas gathering lines, required updated inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities and adjusted and strengthened repair, maintenance and integrity management assessment criteria for pipelines in HCAs and non-HCAs. The rule has been subject to litigation, and in August 2024, the D.C. Circuit Court agreed with the challengers that PHMSA had failed to conduct an adequate cost-benefit analysis of four of the new standards, vacating those aspects of the rules. In January 2025, PHMSA finalized a rule that enhances the safety requirements for gas distribution pipelines and requires updates to distribution integrity management programs, emergency response plans, operation and maintenance manuals and other safety practices. However, the current administration withdrew the final rule and, accordingly, it has not been codified. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, and the PIPES Act of 2020, as well as any implementation of PHMSA rules thereunder, could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our costs of transportation services as well as our business, results of operations and financial condition.

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

The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost or at all. For example, the construction of additional systems may be delayed or require greater capital investment if the commodity prices of certain supplies, such as steel pipe, increase due to imposed tariffs. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, fractionation facility or gas processing plant, the construction may occur over an extended period of time and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct pipelines or facilities to capture anticipated future growth in production in a region in which such growth does not materialize. For example, we do not possess reserves estimation expertise, and we typically do not obtain independent evaluations of natural gas or crude oil reserves connected to our gathering systems. As a result, the total reserves or estimated life of the reserves connected to our gathering systems could be less than we anticipate. Thus, new pipelines or facilities may receive lower volumes than we anticipate and may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights of way prior to constructing new pipelines. We may be unable to obtain or renew such rights of way to connect new natural gas and crude oil supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights of way or to renew existing rights of way. If the cost of renewing or obtaining new rights of way increases, our cash flows could be adversely affected.

If we do not develop growth projects and/or make acquisitions for expanding existing assets or constructing new assets on economically acceptable terms, or fail to efficiently and effectively integrate developed or acquired assets with our asset base, our future growth will be limited. In addition, any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations. In addition, we may not achieve the expected results of any acquisitions and any adverse conditions or developments related to such acquisitions may have a negative impact on our operations and financial condition.

Our ability to grow depends, in part, on our ability to develop growth projects and/or make acquisitions that result in an increase in cash generated from operations. If we are unable to develop accretive growth projects or make accretive acquisitions because we are unable to (i) develop growth projects economically or identify attractive acquisition candidates and negotiate acceptable acquisition agreements, (ii) obtain financing for these projects or acquisitions on economically acceptable terms, or (iii) compete successfully for growth projects or acquisitions, then our future growth may be limited.

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

•
the failure to realize expected volumes, revenues, profitability or growth or any expected synergies and cost savings;

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

A reduction in divestitures of energy assets by industry participants or a decrease in opportunities for industry expansion could limit our opportunities for future growth projects or acquisitions and could adversely affect our operations.

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

Inflation and changes in monetary policy may result in increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

Inflationary pressures have been volatile and have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. To the extent elevated inflation levels exist, we may experience further cost increases for our operations, including services, labor and equipment cost increases, and any subsequent increases in benchmark interest rates could have the effect of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could negatively impact the financial and operating results of our business. Additionally, there is uncertainty about the trade policies of the new Presidential administration, particularly when pertaining to treaties, tariffs and other limitations on international trade. We may experience increases in operating costs as a result of such policies.

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

The amounts we pay in dividends may vary from anticipated amounts and circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or for other uses in our business.

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

As of December 31, 2025, we have U.S. federal NOL carryforwards of $4.4 billion, which do not expire under current tax laws. Subject to the CAMT discussed below, we expect to be able to utilize these NOL carryforwards and generate deductions to offset all or a portion of our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

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

Based on our current interpretation of the IRA, the CAMT and related guidance, the impact from the OBBBA, and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT in the near term.

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

We or our stockholders may sell shares of common stock in subsequent public offerings and/or private transactions. We may also issue additional shares of common stock or convertible securities. As of December 31, 2025, we had 214,662,156 outstanding shares of common stock. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

We have significant exposure to increases in interest rates. As of December 31, 2025, certain of our and the Partnership’s debt were at variable interest rates. As a result of the variable interest rates on our debt, our results of operations could be adversely affected by increases in interest rates, due to associated Federal Reserve policies or otherwise. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Our long-term unsecured debt is currently rated by Fitch, Moody’s and S&P. As of December 31, 2025, Targa’s senior unsecured debt was rated “BBB” by Fitch, “Baa2” by Moody’s and “BBB” by S&P. Any future downgrades in our credit ratings could negatively impact our cost and terms of raising capital, and a downgrade could also adversely affect our ability to effectively execute aspects of our strategy and to access capital in the public markets.

Our International Swaps and Derivatives Association agreements (“ISDAs”) contain credit-risk related contingent features. As of December 31, 2025, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $104.1 million. Our derivative positions are unsecured. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2025, we would not be required to post collateral to any counterparties per the terms of our ISDAs.

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

We may be able to incur substantial additional indebtedness in the future. The TRGP Revolver provides an available commitment of $3.5 billion, with a requirement to maintain a minimum available borrowing capacity equal to the aggregate amount outstanding under the Commercial Paper Program, and allows us to request increases in commitments up to an additional $500.0 million. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, this could increase the risks associated with compliance with our financial covenants.

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

The agreements governing our outstanding indebtedness contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests, such as:

•
incur or guarantee additional indebtedness;

•
pay dividends on our equity securities or to our equity holders or redeem, repurchase or retire our equity securities or subordinated indebtedness during an event of default;

•
sell or transfer substantially all of our assets or certain accounts receivables of Targa Receivables LLC;

•
engage in affiliate transactions;

•
consolidate or merge;

•
incur liens; and

•
change business activities conducted by us.

A downgrade in our credit rating could also result in our indebtedness agreements imposing additional restrictive covenants that may place further operating and financial limitations on our business. In addition, certain of our debt agreements require us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

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

Risks Related to Regulatory Matters

Our and our customers’ operations are subject to a number of risks related to the potential threat of climate change, including evolving regulations for methane and other GHG emissions from the oil and gas sector, that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, reduce demand for the products and services we provide, and reduce our or our customers’ ability to access capital.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. Notwithstanding the EPA’s recent proposal to revoke the “Endangerment Finding,” which supports the majority of EPA’s GHG-related regulations, the EPA under previous presidential administrations adopted a number of rules that included, among other things, efforts concerning the reduction, monitoring and reporting of GHG emissions. In August 2022, the IRA was signed into law, which amended the CAA to impose a first-time fee on the emission of excess methane above statutory methane emissions thresholds from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. In November 2024, the EPA issued a final rule implementing the methane emissions fee, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, in the OBBBA, Congress delayed the implementation of the methane emission fee until 2034. We cannot predict if the current Presidential administration and/or Congress may take further actions with respect to the IRA or methane emissions fee, the future implementation of which is uncertain at this time. However, compliance with this and other air pollution control and permitting requirements has the potential to increase our and our customers’ operating costs and delay development of our projects, which could adversely affect our business and results of operations.

In recent years, there has been considerable focus on the regulation of methane emissions from the oil and gas sector. In response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources known as OOOOc, in December 2023. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the current Presidential administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending.

Various states and groups of states have also adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on areas of coverage similar to what the federal government has or may consider, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.

Governmental, scientific, and public concern from sources across the world over the potential threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. For instance, the prior Presidential administration issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. The use of executive orders in the United States to advance political objectives of Presidential administrations increases regulatory uncertainty for us. Other administrations may issue executive orders that are more favorable to the development and consumption of hydrocarbons. Regulations may be focused on addressing climate change and may impact the costs to produce, or demand for, oil and gas. In April 2024, the BLM finalized a rule that would limit flaring from well sites on federal lands, as well as require an operator to submit a waste minimization plan or a self-certification statement committing the operator to capturing 100% of the gas produced from a well and pay royalties on lost gas as part of the permit application process. This rule is currently subject to litigation and its implementation has been halted in North Dakota, Texas, Utah, Montana and Wyoming. Additionally, the BLM has halted enforcement of various regulatory compliance deadlines associated with the rule until the end of 2026. Any regulatory changes that restrict or require modifications to our or our suppliers’ existing operations or future expansions plans could reduce the demand for the products and services we provide, increase our operating costs and may have a negative impact on our financial condition.

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

Additionally, from time to time, certain stockholders and bondholders currently invested in fossil fuel energy companies but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies have been attentive to sustainability lending, requesting additional action relating to the management of GHG emissions, and some of them may elect not to provide funding for fossil fuel energy companies, although this trend has waned in recent times. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our and our suppliers’ and customers’ businesses and operations. In October 2023, the State of California adopted several laws that require disclosure of various climate risks, targets, and metrics. However, these laws are currently subject to litigation. To the extent implemented, laws such as these or similar laws may result in increased legal, accounting and financial compliance costs for us and our suppliers and customers to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. We may also face increased litigation risks related to disclosures made pursuant to these requirements.

Increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other extreme weather events, as well as chronic shifts in temperature and precipitation patterns. For further discussion, please see Weather events may damage our assets, limit our ability or increase the costs to operate our business and adversely impact our customers on whom we rely on for throughput as well as third party vendors from whom we receive goods, which developments could cause us to incur significant costs and adversely affect our business, results of operations and financial condition.

Stakeholder and market attention to sustainability matters may impact the disclosure obligations of our business.

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

As part of our ongoing effort to enhance our sustainability practices, our Board of Directors has established a Sustainability Committee. Committee members oversee management’s implementation of sustainability policies and procedures in coordination with other committees of the Board as appropriate. We also have a vice president of sustainability, who reports directly to our CEO and also regularly provides reports on relevant sustainability matters to our Board of Directors. We published our 2024 Sustainability Report, which provides updates on our performance related to certain sustainability topics and certain sustainability goals, such as reductions in methane intensity in line with the ONE Future goals. While we may elect to seek out various additional voluntary sustainability targets now or in the future, such targets are often aspirational. Moreover, despite our governance oversight in place, many of our sustainability targets and goals are ambitious, and we may not be able to adequately identify sustainability-related risks and opportunities and, further, may not be able to meet our sustainability targets and goals in the manner or on such a timeline as initially contemplated, or at all, including as a result of unforeseen costs or technical difficulties associated with achieving such results. Moreover, even if we are to achieve our targets and goals or complete other sustainability initiatives, there is no guarantee that doing so will have the desired effect. Sustainability-related actions or statements that we may make or take are sometimes based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. For example, methodologies regarding the monitoring and calculation of climate risks and GHG emissions are evolving, and it is possible that stakeholders, either currently or at some point in future, may not agree with our approach. Moreover, to the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our sustainability impact instead of actual changes in our sustainability performance. However, we cannot guarantee that there will be sufficient offsets for purchase or that, notwithstanding our reliance on any reputable third party registries, that the offsets we do purchase will successfully achieve the emissions reductions they represent. Notwithstanding our election to pursue aspirational targets now or in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles. If we fail to, or are perceived to fail to, comply with or advance certain sustainability initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings and proxy voting recommendation processes for evaluating companies on their approach to sustainability matters. Additionally, we and other companies in our industry publish sustainability reports that are made available to investors. Such ratings, proxy advisory services, and reports are used by some investors to inform their investment and voting decisions. Certain lenders may decide not to provide funding to us or our customers’ companies based on sustainability concerns, which could adversely affect our financial condition and access to capital for potential growth projects. Investors, lenders, and other stakeholders that focus on issues related to environmental justice and natural capital may result in increased scrutiny of our processes on such issues.

Certain public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. For example, the SEC has taken enforcement action against companies for sustainability-related misconduct, including alleged greenwashing. Regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain sustainability statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our sustainability efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Many of our customers and suppliers may be subject to similar expectations and challenges, which may augment or create additional risks, including risks that may not be known to us.

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

Our operations are subject to numerous federal, tribal, state and local environmental laws and regulations governing occupational health and safety, the discharge of pollutants into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations enforced by various governmental authorities, such as the EPA and BLM, and analogous state agencies. For more information regarding the regulation of our operations, see “Item 1. Business—Regulation of Operations, Environmental and Occupational Health and Safety Matters.”

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

Moreover, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. For example, in March 2023, the EPA issued its Good Neighbor Plan rule, which imposes emissions-related requirements on fossil fuel-fired power plants and other industrial users in 22 states, including Texas and Louisiana, which could reduce demand for our products and accelerate the transition away from oil and gas to other sources of energy. The Good Neighbor Plan was to have become effective in 2026, but in June 2024, was stayed by the U.S. Supreme Court. However, following the change in Presidential administrations, the EPA has announced its intention to revisit the Good Neighbor Plan. We cannot predict what actions the current Presidential administration will take with respect to the Good Neighbor Plan and any such actions and their timing remain uncertain.

There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Following legal challenges, the implementation of the most recent September 2023 rule currently varies by state. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition of WOTUS, guided by the Sackett v. EPA decision. To the extent any judicial ruling or administrative rulemaking or other action further changes the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, we could face increased delays, restrictions or cessation of the development of projects, longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows.

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

With the exception of the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, Buffalo Run Pipeline LLC, Bull Run Pipeline LLC, and Targa SouthTex Mustang Transmission Ltd., which are each subject to FERC regulation under the NGPA or limited FERC regulation under the NGA, and Forza Pipeline LLC which will be subject to FERC jurisdiction under the NGA, our natural gas pipeline operations are generally exempt from FERC regulation, but FERC regulation still affects our non-FERC jurisdictional businesses and the markets for products derived from these businesses, including certain FERC reporting and posting requirements in a given year. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress.

Targa NGL, Targa Gulf Coast, Grand Prix Pipeline, Targa San Andres Crude, and Targa Badlands have pipelines that are considered common carrier pipelines subject to regulation by FERC under the ICA. The ICA requires that we maintain tariffs on file with FERC for each of these common carrier pipelines that have not been granted a waiver. With respect to pipelines that have been granted a waiver of the ICA and related regulations by FERC, should a particular pipeline’s circumstances change, FERC could, either at the request of other entities or on its own initiative, assert that such pipeline no longer qualifies for a waiver. In the event that FERC were to determine that one or more of these pipelines no longer qualified for a waiver, we would likely be required to file a tariff with FERC for the applicable pipeline(s), provide a cost justification for the transportation charge, and provide regulated services to all potential shippers without undue discrimination. Such a change in the jurisdictional status of transportation on these pipelines could adversely affect our results of operations.

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

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and NGPA to impose penalties for violations of the NGA or NGPA up to a maximum amount that is adjusted annually for inflation, which for 2026 equals approximately $1.6 million (which amount may be updated for inflation in 2026) per violation per day, as well as authority to order disgorgement of profits associated with any violation. While our systems other than the Driver Residue Pipeline, TPL SouthTex Transmission Company LP, TPL SouthTex Pipeline Company LLC, Buffalo Run Pipeline LLC, Bull Run Pipeline LLC, Targa SouthTex Mustang Transmission Ltd., and Forza Pipeline LLC have not been regulated by FERC under the NGA or NGPA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting and daily scheduled flow and capacity posting requirements. In addition, FERC has civil penalty authority under the ICA to impose penalties for violations under the ICA up to a maximum amount that is adjusted annually for inflation, which for 2026 was up to approximately $16,590 (which amount may be updated for inflation in 2026) per violation per day, and failure to comply with the ICA and regulations implementing the ICA could subject us to civil penalty liability. For more information regarding regulation of our operations, see “Item 1. Business—Regulation of Operations.” Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time.

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

Item 3. Legal Proceedings

The information required for this item is provided in “Note 17 – Contingencies,” under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report, which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “TRGP.” As of December 31, 2025, there were 136 stockholders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than the number of holders of record. As of February 13, 2026, there were 214,951,798 shares of common stock outstanding.

Stock Performance Graph

The graph below compares the cumulative total return to holders of Targa Resources Corp.’s common stock, the Standard & Poor's 500 Stock Index (“S&P 500”) and the Alerian US Midstream Energy Index (“AMUS”) during the period beginning on December 31, 2020 and ending on December 31, 2025. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock and in each of the indices at the beginning of the period, and (ii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

$800.00
$750.00
$700.00
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2020
2021
2022
2023
2024
2025
TRGP
^S&P 500
^AMUS

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Targa Resources Corp.	$100.00	$200.01	$287.16	$347.40	$728.89	$769.90
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
AMUS Index	$100.00	$145.02	$187.88	$223.87	$337.47	$346.67

Pursuant to Instruction 7 to Item 201(e) of Regulation S-K, the above stock performance graph and related information is being furnished and is not being filed with the SEC, and as such shall not be deemed to be incorporated by reference into any filing that incorporates this Annual Report by reference.

Our Dividend Policy

We intend to continue to pay a quarterly dividend to our common stockholders; however, any payment of future dividends is dependent upon our financial condition, results of operations, cash flows, the level of our capital expenditures, future business prospects and any other matters that our board of directors, in consultation with management, deems relevant. Covenants contained in our debt agreements could limit the payment of dividends. For a discussion of restrictions on our and our subsidiaries’ ability to pay dividends or make distributions, please see “Note 8 – Debt Obligations” to our Consolidated Financial Statements.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities for the year ended December 31, 2025.

Repurchase of Equity by Targa Resources Corp, or Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
October 1, 2025 - October 31, 2025	246,867	$163.41	226,987	$1,373,581
November 1, 2025 - November 30, 2025	1,408	$154.04	—	$1,373,581
December 1, 2025 - December 31, 2025	—	$—	—	$1,373,581

_________________________________

(1)
Includes 226,987 shares purchased under our 2024 Share Repurchase Program, as well as 21,288 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock. See “Note 21 – Compensation Plans” to our Consolidated Financial Statements for a discussion of our compensation plans.
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in Part IV of this Annual Report. Additional sections in this Annual Report should be helpful to the reading of our discussion and analysis, including the following: (i) a description of our business strategy found in “Item 1. Business–Overview”; (ii) a description of recent developments, found in “Item 1. Business–Recent Developments”; and (iii) a description of risk factors affecting us and our business, found in “Item 1A. Risk Factors.” Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table presents selected average annual and quarterly industry index prices for natural gas, selected NGL products and crude oil for the periods presented:

	Natural Gas $/MMBtu (1)	Illustrative Targa NGL $/gal (2)	Crude Oil $/Bbl (3)
2025
4th Quarter	$3.55	$0.56	$59.95
3rd Quarter	3.07	0.57	65.35
2nd Quarter	3.44	0.61	65.04
1st Quarter	3.66	0.70	71.96
2025 Average	3.43	0.61	65.58

2024
4th Quarter	$2.80	$0.65	$69.40
3rd Quarter	2.16	0.59	78.71
2nd Quarter	1.89	0.61	79.97
1st Quarter	2.24	0.65	75.61
2024 Average	2.27	0.63	75.92

(1)
Natural gas prices are based on average first of month prices from Henry Hub Inside FERC commercial index prices.
(2)
“Illustrative Targa NGL” pricing is weighted using average quarterly prices from Mont Belvieu Non-TET monthly commercial index and represents the following composition for the periods noted:

2025: 44% ethane, 32% propane, 11% normal butane, 4% isobutane and 9% natural gasoline

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

Current economic conditions and competition for asset purchases and development opportunities could limit our ability to fully execute our growth strategy. Increased volatility in commodity prices and the broader market could negatively impact the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all. We believe we have sufficient access to financial resources and liquidity necessary to meet our requirements for working capital, debt service payments and capital expenditures in 2026 and beyond. For additional information regarding our financing activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Liquidity and Capital Resources.”

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

Adjusted Cash Flow from Operations and Adjusted Free Cash Flow

We define adjusted cash flow from operations as adjusted EBITDA less cash interest expense on debt obligations and cash tax (expense) benefit. We define adjusted free cash flow as adjusted cash flow from operations less maintenance capital expenditures and growth capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates. Adjusted cash flow from operations and adjusted free cash flow are performance measures used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess our ability to generate cash earnings (after servicing our debt and funding capital expenditures) to be used for corporate purposes, such as payment of dividends, retirement of debt or redemption of other financing arrangements.

Our Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measures used by management to the most directly comparable GAAP measures for the periods presented:

	Year Ended December 31,
	2025	2024
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$1,923.0	$1,312.0
Interest (income) expense, net	852.8	767.2
Income tax expense (benefit)	529.7	384.5
Depreciation and amortization expense	1,515.3	1,423.0
(Gain) loss on sale or disposition of assets	(6.1)	(3.1)
Write-down of assets	18.8	6.2
(Gain) loss from financing activities	2.4	0.8
Equity (earnings) loss	(11.8)	(9.4)
Distributions from unconsolidated affiliates	28.5	25.3
Compensation on equity grants	69.5	63.2
Risk management activities	5.3	164.6
Noncontrolling interests adjustments (1)	11.4	3.9
Litigation and environmental reserves (2)	18.6	4.1
Adjusted EBITDA	$4,957.4	$4,142.3
Interest expense on debt obligations (3)	(835.4)	(752.4)
Cash tax (expense) benefit	(13.1)	(17.5)
Adjusted Cash Flow from Operations	$4,108.9	$3,372.4
Maintenance capital expenditures, net (4)	(226.4)	(231.9)
Growth capital expenditures, net (4)	(3,343.5)	(3,000.4)
Adjusted Free Cash Flow	$539.0	$140.1

(1)
Represents adjustments related to our subsidiaries with noncontrolling interests, including depreciation and amortization expense as well as earnings for certain plants within our WestTX joint venture not subject to noncontrolling interest accounting.
(2)
Litigation and environmental reserves includes charges related to specific litigation and environmental compliance matters that are nonrecurring in nature and outside the ordinary course of our business and/or not reflective of our ongoing core operations. We may incur such charges from time to time, and we believe it is useful to exclude these charges as we do not consider them reflective of our ongoing core operations.
(3)
Excludes amortization recognized in interest expense. The year ended December 31, 2024 includes $55.8 million of interest expense on a 2024 legal ruling associated with an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview LLC, then a subsidiary of the Company, and Noble Americas Corp (the “Splitter Agreement”).
(4)
Represents capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	2025 vs. 2024
	(In millions)
Revenues:
Sales of commodities	$14,403.5	$13,891.8	$511.7	4%
Fees from midstream services	2,624.8	2,489.7	135.1	5%
Total revenues	17,028.3	16,381.5	646.8	4%
Product purchases and fuel	10,507.8	10,703.0	(195.2)	(2%)
Operating expenses	1,298.3	1,175.6	122.7	10%
Depreciation and amortization expense	1,515.3	1,423.0	92.3	6%
General and administrative expense	406.0	384.9	21.1	5%
Other operating (income) expense	(30.3)	(0.4)	(29.9)	NM
Income (loss) from operations	3,331.2	2,695.4	635.8	24%
Interest expense, net	(852.8)	(767.2)	(85.6)	11%
Equity earnings (loss)	11.8	9.4	2.4	26%
Other, net	(3.8)	0.4	(4.2)	NM
Income tax (expense) benefit	(529.7)	(384.5)	(145.2)	38%
Net income (loss)	1,956.7	1,553.5	403.2	26%
Less: Net income (loss) attributable to noncontrolling interests	33.7	241.5	(207.8)	(86%)
Net income (loss) attributable to Targa Resources Corp.	1,923.0	1,312.0	611.0	47%
Premium on repurchase of noncontrolling interests, net of tax	70.5	32.9	37.6	114%
Net income (loss) attributable to common shareholders	$1,852.5	$1,279.1	$573.4	45%
Financial data:
Adjusted EBITDA (1)	$4,957.4	$4,142.3	$815.1	20%
Adjusted cash flow from operations (1)	4,108.9	3,372.4	736.5	22%
Adjusted free cash flow (1)	539.0	140.1	398.9	285%

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

2025 Compared to 2024

The increase in commodity sales reflected higher natural gas prices ($766.2 million), higher NGL and natural gas volumes ($518.7 million) and the favorable impact of hedges ($85.0 million), partially offset by lower NGL and condensate prices ($860.2 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, and higher export volumes, partially offset by lower transportation and fractionation fees. Lower transportation and fractionation fees were due to a planned turnaround at a portion of our facilities in Mont Belvieu, Texas.

The decrease in product purchases and fuel reflected lower NGL prices, partially offset by higher natural gas prices, and higher NGL and natural gas volumes.

The increase in operating expenses was primarily due to higher labor, taxes and maintenance costs as a result of system expansions.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the impact of system expansions on our asset base.

The increase in general and administrative expense was primarily due to higher compensation and benefits.

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

The decrease in net income attributable to noncontrolling interests was primarily due to the Badlands Transaction in the first quarter of 2025 and the acquisition of the remaining membership interest in CBF (the “CBF Acquisition”) in the fourth quarter of 2024.

The premium on repurchase of noncontrolling interests, net of tax was due to the Badlands Transaction in 2025 and the CBF Acquisition in 2024.

Results of Operations—By Reportable Segment

The following table presents our operating margins by reportable segment:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Year Ended:
December 31, 2025	$2,439.2	$2,788.3	$(5.3)
December 31, 2024	2,312.4	2,355.1	(164.6)

Gathering and Processing Segment

	Year Ended December 31,
	2025	2024	2025 vs. 2024
	(In millions, except operating statistics and price amounts)
Operating margin	$2,439.2	$2,312.4	$126.8	5%
Operating expenses	907.0	814.6	92.4	11%
Adjusted operating margin	$3,346.2	$3,127.0	$219.2	7%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,146.0	2,933.1	212.9	7%
Permian Delaware	3,245.4	2,837.3	408.1	14%
Total Permian	6,391.4	5,770.4	621.0	11%

Central (5)	1,055.4	1,077.3	(21.9)	(2%)

Badlands (5) (6)	130.3	136.3	(6.0)	(4%)

Coastal	439.1	449.6	(10.5)	(2%)

Total	8,016.2	7,433.6	582.6	8%
NGL production, MBbl/d (3)
Permian Midland (4)	461.2	428.4	32.8	8%
Permian Delaware	419.4	359.9	59.5	17%
Total Permian	880.6	788.3	92.3	12%

Central (5)	111.5	105.5	6.0	6%

Badlands (5)	16.3	16.6	(0.3)	(2%)

Coastal	34.7	35.8	(1.1)	(3%)

Total	1,043.1	946.2	96.9	10%
Crude oil gathered, MBbl/d	116.5	134.5	(18.0)	(13%)
Natural gas sales, BBtu/d (3)	2,826.1	2,780.5	45.6	2%
NGL sales, MBbl/d (3)	615.8	558.2	57.6	10%
Condensate sales, MBbl/d	19.3	19.3	—	—
Average realized prices (7):
Natural gas, $/MMBtu	1.17	0.67	0.50	75%
NGL, $/gal	0.42	0.46	(0.04)	(9%)
Condensate, $/Bbl	66.23	73.35	(7.12)	(10%)

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
(5)
Operations include facilities that are not wholly-owned by us. For more information regarding our joint ventures and jointly owned facilities, see “Item 1. Business—Our Business Operations.”
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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	30.1	$1.711	$51.5	43.7	$1.924	$84.1
NGL (MMgal)	304.9	(0.005)	(1.5)	449.8	0.035	15.8
Crude oil (MBbl)	2.9	6.586	19.1	2.1	(2.048)	(4.3)
			$69.1			$95.6

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

2025 Compared to 2024

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian, partially offset by lower volumes in other areas. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Roadrunner II plant during the second quarter of 2024, the Greenwood II plant during the fourth quarter of 2024, the Bull Moose plant during the first quarter of 2025, the Pembrook II plant during the third quarter of 2025, the Bull Moose II plant during the fourth quarter of 2025, and continued strong producer activity.

The increase in operating expenses was primarily due to higher volumes and multiple plant additions in the Permian.

Logistics and Transportation Segment

	Year Ended December 31,
	2025	2024	2025 vs. 2024
	(In millions, except operating statistics)
Operating margin	$2,788.3	$2,355.1	$433.2	18%
Operating expenses	393.7	362.3	31.4	9%
Adjusted operating margin	$3,182.0	$2,717.4	$464.6	17%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	968.3	800.8	167.5	21%
Fractionation volumes	1,057.6	936.1	121.5	13%
Export volumes (3)	429.1	423.6	5.5	1%
NGL sales	1,212.3	1,159.1	53.2	5%

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

2025 Compared to 2024

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems, the addition of Train 9 during the second quarter of 2024, the addition of the Daytona NGL Pipeline during the third quarter of 2024, and the addition of Train 10 during the fourth quarter of 2024. Marketing margin increased due to greater optimization opportunities.

The increase in operating expenses was predominantly due to system expansions and planned maintenance.

Other

	Year Ended December 31,
	2025	2024	2025 vs. 2024
	(In millions)
Operating margin	$(5.3)	$(164.6)	$159.3
Adjusted operating margin	$(5.3)	$(164.6)	$159.3

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

Our Liquidity and Capital Resources

As of December 31, 2025, inclusive of our consolidated joint venture accounts, we had $166.1 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and access to debt and equity capital markets. We have the ability to supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our principal sources of short-term liquidity consist of internally generated cash flow, borrowings available under the TRGP Revolver, as well as our right to request additional commitment increases under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, proceeds from debt and equity offerings, and joint ventures and/or asset sales. Based on anticipated levels of operations and absent any disruptive events, we believe our liquidity is sufficient to finance our operations, capital expenditures, quarterly cash dividends and obligations, as discussed further below, for at least the next twelve months.

Our short-term liquidity on a consolidated basis as of January 31, 2026 was:

Consolidated Total
(In millions)
Cash on hand (1)	$203.2
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,303.2

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(1,761.0)
Outstanding letters of credit under the TRGP Revolver	(20.0)
Total liquidity	$1,922.2

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

On January 6, 2026, we used $650.0 million in borrowings from the Commercial Paper Program and $600.0 million from the Securitization Facility to fund the Stakeholder Acquisition.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of December 31, 2025, we had $20.0 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Our working capital as of December 31, 2025 decreased $307.8 million compared to December 31, 2024. The decrease was primarily due to higher current debt obligations as a result of the reclassification of the 6.875% Notes due 2029 from Long-term debt in our Consolidated Balance Sheets in November 2025, higher payable balances due to capital spending on growth projects and lower trade receivables resulting from lower NGL prices. The decrease was partially offset by a lower outstanding balance on the Securitization Facility, lower product purchases and fuel payables resulting from lower NGL prices and a higher NGL inventory balance. See discussion below about our financing activities.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements. The majority of our debt is fixed rate borrowings; however, we have some exposure to the risk of changes in interest rates, primarily as a result of the variable rate borrowings under the TRGP Revolver, Securitization Facility, and Commercial Paper Program. We may enter into interest rate hedges with the intent to mitigate the impact of changes in interest rates on cash flows. As of December 31, 2025, we did not have any interest rate hedges.

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

In February 2025, we completed an underwritten public offering of the 5.550% Notes due 2035 and the 6.125% Notes 2055, resulting in net proceeds of approximately $2.0 billion. We used a portion of the net proceeds from the debt issuance to fund the Badlands Transaction and for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In June 2025, we completed an underwritten public offering of the 4.900% Notes due 2030 and the 5.650% Notes due 2036, resulting in net proceeds of approximately $1.5 billion. We used a portion of the net proceeds from the debt issuance to fund the redemption of all of the Partnership’s 6.500% Notes due 2027 in July 2025, and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In November 2025, we completed an underwritten public offering of the 4.350% Notes due 2029 and the 5.400% Notes due 2036, resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds from the debt issuance to fund the redemption of all of the Partnership’s 6.875% Notes due 2029 in January 2026, and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

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

For information about our debt obligations, see “Note 8 – Debt Obligations” to our Consolidated Financial Statements. For information about our interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of December 31, 2025, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Year Ended December 31,
2025	2024	2025 vs. 2024
(In millions)
$3,917.4	$3,649.7	$267.7

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

The increase in net cash provided by operating activities was primarily due to higher collections from customers resulting from increased revenues in 2025 compared to 2024, partially offset by an increase in payments for product purchases, operating costs and interest on debt. In addition, during 2024 we made a nonrecurring one-time payment associated with the Splitter Agreement.

Cash Flows from Investing Activities

Year Ended December 31,
2025	2024	2025 vs. 2024
(In millions)
$(3,642.0)	$(3,021.3)	$(620.7)

The increase in net cash used in investing activities was due to higher outlays for major growth capital projects in 2025 primarily related to construction activities, outlays for the acquisitions completed in 2025, and an increase in contributions to unconsolidated affiliates.

Cash Flows from Financing Activities

	Year Ended December 31,
	2025	2024
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$3,101.1	$1,149.9
Repurchase of noncontrolling interests	(1,800.4)	(112.9)
Dividends paid to common shareholders	(818.3)	(615.5)
Contributions from (distributions to) noncontrolling interests, net	(33.5)	(220.6)
Repurchases of shares	(715.5)	(813.7)
Net cash provided by (used in) financing activities	$(266.6)	$(612.8)

The decrease in net cash used in financing activities was due to higher proceeds from debt financings in 2025, lower distributions to noncontrolling interests subsequent to the CBF Acquisition in the fourth quarter of 2024 and the Badlands Transaction in the first quarter of 2025 and lower repurchases of common stock, partially offset by higher repurchases of noncontrolling interests due to the Badlands Transaction and higher dividends paid in 2025.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent period presented follows:

Summarized Combined Balance Sheet Information
	December 31, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets	$160.3	$127.8
Current assets - affiliates	6.5	22.7
Long-term assets	73.3	76.4
Total assets	$240.1	$226.9

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$928.9	$262.0
Long-term liabilities	3,749.4	5,121.7
Targa Resources Corp. stockholders’ equity (deficit)	(4,438.2)	(5,156.8)
Total liabilities and owners’ equity (deficit)	$240.1	$226.9

Summarized Combined Statement of Operations Information
	Year Ended December 31,
	2025	2024
	(In millions)
Operating income (loss)	$(357.1)	$(328.0)
Net income (loss)	(603.6)	(583.0)

Common Stock Dividends

The following table details the dividends declared and/or paid by us to common shareholders for 2025:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
December 31, 2025	February 13, 2026	$216.7	$215.0	$1.7	$1.00000
September 30, 2025	November 17, 2025	216.9	214.7	2.2	1.00000
June 30, 2025	August 15, 2025	217.6	215.2	2.4	1.00000
March 31, 2025	May 15, 2025	219.0	216.9	2.1	1.00000

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Year Ended December 31,
	2025	2024
	(In millions)
Capital expenditures:
Growth (1)	$3,213.0	$2,950.1
Maintenance (2)	228.3	241.7
Gross capital expenditures	3,441.3	3,191.8
Change in capital project payables and accruals, net	(108.0)	(226.0)
Cash outlays for capital projects	$3,333.3	$2,965.8

(1)
Growth capital expenditures, net of contributions from noncontrolling interests and including contributions to investments in unconsolidated affiliates, were $3,343.5 million and $3,000.4 million for the years ended December 31, 2025 and 2024.
(2)
Maintenance capital expenditures, net of contributions from noncontrolling interests, were $226.4 million and $231.9 million for the years ended December 31, 2025 and 2024.

The increase in growth capital expenditures was primarily due to expansions in our Gathering and Processing and Downstream Business.

Off-Balance Sheet Arrangements

As of December 31, 2025, there were $65.2 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

We have invested in entities that are not consolidated in our financial statements. For information on our obligations with respect to these investments, as well as our obligations with respect to related letters of credit, see “Note 7 – Investments in Unconsolidated Affiliates” and “Note 8 – Debt Obligations” to our Consolidated Financial Statements.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term cash obligations. The following table is a summary of our material future contractual cash obligations as of December 31, 2025:

Contractual Obligations:	Total	Within 12 Months
	(in millions)
Long-term debt obligations (1)	$17,240.2	$679.3
Interest on debt obligations (2)	9,790.0	948.1
Operating leases (3)	130.0	23.1
Finance leases (4)	388.0	107.5
Land site lease and rights of way (5)	374.3	11.8
Purchase obligations (6)	4,174.1	1,928.3
Other	6.8	3.2
Total	$32,103.4	$3,701.3

(1)
Represents scheduled future maturities of long-term debt obligation and excludes the Securitization Facility. See “Note 8 - Debt Obligations” to our Consolidated Financial Statements for more information.
(2)
Represents interest expense on long-term debt obligations based on both fixed debt interest rates and prevailing December 31, 2025 rates for floating debt. See “Note 8 - Debt Obligations” to our Consolidated Financial Statements for more information.
(3)
Includes minimum payments on operating lease obligations for compressors, office space and railcars. See “Note 10 - Leases” to our Consolidated Financial Statements for more information.
(4)
Includes minimum payments on finance lease obligations for compressors, vehicles, generators, substations and tractors. See “Note 10 - Leases” to our Consolidated Financial Statements for more information.
(5)
Land site lease and rights of way provide for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates with varying terms, some of which are perpetual. See “Note 16 - Commitments” to our Consolidated Financial Statements for more information.
(6)
Includes commitments for pipeline capacity payments for firm transportation and throughput and deficiency agreements, purchase of natural gas and NGLs, capital expenditures, operating expenses and service contracts. Contracts that will be settled at future spot prices are valued using prices as of December 31, 2025.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Note 3 – Significant Accounting Policies” to our Consolidated Financial Statements.

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

Commodity Price Risk

A portion of our revenues are derived from percent-of-proceeds contracts under which we receive a portion of the proceeds from the sale of commodities as payment for services. The prices of natural gas, NGLs and crude oil are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond our control. We monitor these risks and enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business. Both the realized settlements for a derivative instrument designated as a hedge and the related cash flows are classified in the same category as the item being hedged within the Consolidated Statement of Operations and within the Consolidated Statements of Cash Flows.

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of December 31, 2025, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We may utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of December 31, 2025:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(161.1)	$(94.1)	$(228.1)
NGL	51.2	124.6	(22.2)
Crude oil	43.0	71.3	14.7
Total	$(66.9)	$101.8	$(235.6)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(160.3) million and $(245.4) million during the years ended December 31, 2025 and 2024, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $172.2 million at December 31, 2024 to a net liability position of $66.9 million at December 31, 2025. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of December 31, 2025, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of December 31, 2025, we had $161.0 million in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $1.6 million based on our December 31, 2025 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $6.2 million as of December 31, 2025. The range of losses attributable to our individual counterparties as of December 31, 2025 would be between $0.1 million and $14.9 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $2.5 million as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, no customer comprised 10% or greater of our consolidated revenues.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered in this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)
Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included on page F-2 of this Annual Report and is incorporated herein by reference. Management concluded that our internal control over financial reporting was effective as of December 31, 2025.

(b)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Departure of Director

On February 16, 2026, Rene R. Joyce notified us of his resignation as a director of the Company and from the Risk Management and Sustainability Committees of the Company, effective as of the date of the 2026 Annual Meeting of Stockholders. Mr. Joyce’s decision to resign is not the result of any disagreement with us. We expect that our Board of Directors will reduce the size of the Board of Directors from 11 to 10, effective upon Mr. Joyce’s retirement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors of the Company and the executive officers of the Company are:

Name	Age (1)	Position
Matthew J. Meloy	47	Chief Executive Officer and Director
Jennifer R. Kneale	47	President
Robert M. Muraro	49	Chief Commercial Officer
William A. Byers	49	Chief Financial Officer
Patrick J. McDonie	65	President – Gathering and Processing
D. Scott Pryor (2)	62	President – Logistics and Transportation
Benjamin J. Branstetter (3)	40	Senior Vice President – Downstream Commercial
Gerald R. Shrader	66	Executive Vice President, General Counsel and Secretary
J. Christopher Eklof	56	Senior Vice President – Chief Accounting Officer
Paul W. Chung	65	Chairman of the Board of Directors
Beth A. Bowman	69	Director
Lindsey M. Cooksen	43	Director
Charles R. Crisp	78	Director
Waters S. Davis, IV	72	Director
Laura C. Fulton	62	Director
Rene R. Joyce (4)	78	Director
Caron A. Lawhorn	64	Director
Joe Bob Perkins	65	Director
R. Keith Teague	61	Director

__________________________

(1)
Ages as of December 31, 2025.
(2)
Mr. Pryor informed the Company of his intent to retire from his position as President – Logistics and Transportation of the Company, effective March 1, 2026.
(3)
Mr. Branstetter was not an executive officer of the Company as of December 31, 2025. Mr. Branstetter will serve as President – Logistics and Transportation of the Company effective March 1, 2026.
(4)
Mr. Rene R. Joyce informed the Company of his intent to retire from the Board of Directors, effective as of the date of the 2026 Annual Meeting of Stockholders.

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

Jennifer R. Kneale has served as President of the Company and the General Partner since March 2025. Ms. Kneale previously served as President—Finance and Administration of the Company and the General Partner between July 2024 and February 2025. Ms. Kneale previously served as the Chief Financial Officer of the Company and the General Partner between March 2018 and July 2024. She also served as Treasurer of the Company between September 2022 and April 2023 and of the General Partner between August 2022 and April 2023. Ms. Kneale previously served as Vice President—Finance of the Company and the General Partner between December 2015 and February 2018. She also served as Senior Director, Finance of the Company and the General Partner between March 2015 and December 2015. She also served as Director, Finance of the Company and the General Partner between May 2013 and February 2015. Prior to that, Ms. Kneale spent more than eleven years in the financial services industry, primarily in roles in private equity, asset management and investment banking, most recently with Tudor, Pickering, Holt & Co. in its energy private equity group, TPH Partners. Ms. Kneale has also served on the Board of Directors of Suncor Energy Inc. (NYSE: SU) since February 2026.

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

Benjamin J. Branstetter will serve as President—Logistics and Transportation of the Company and the General Partner effective March 1, 2026. Mr. Branstetter has served as Senior Vice President—Downstream Commercial of various subsidiaries of the Company since March 2024. He has also served as Vice President—NGL Supply & Business Development between July 2022 and March 2024, and Vice President—Optimization between September 2020 and July 2022 for various subsidiaries of the Company. He also served in various roles with the Company’s subsidiaries between April 2017 and September 2020, including as Director, Corporate Development. Prior to joining the Company, Mr. Branstetter served in the investment banking group at Lazard, Inc.

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

J. Christopher Eklof has served as Senior Vice President and Chief Accounting Officer of the Company and the General Partner since March 2025. Mr. Eklof previously served as Vice President – Financial Controller of the Company and the General Partner between May 2022 and February 2025 and for various subsidiaries of the Company between December 2021 and February 2025. He also served as Vice President – Operational Controller of the Company between May 2019 and May 2022 and for various subsidiaries of the Company between April 2019 and December 2021. He also served in various roles with the Company’s subsidiaries between July 2010 and April 2019, including leading the financial reporting and technical accounting functions. Prior to joining the Company, Mr. Eklof served as Vice President of Accounting for J.P. Morgan’s energy trading business from October 2007 to June 2010 and served in the audit practice of PricewaterhouseCoopers LLP for eight years.

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

The information required in response to this item not otherwise provided herein will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

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

4.4

Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2025 (File No. 001-34991)).

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

4.21

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

4.30

Indenture dated as of August 18, 2020 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed August 21, 2020 (File No. 001-33303)).

4.31

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

4.39

Indenture dated as of February 2, 2021 among the Issuers, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 5, 2021 (File No. 001-33303)).

4.40

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

4.47

Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.48

First Supplemental Indenture, dated as of April 6, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.49	Form of Notes (included in Exhibit 4.48 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed April 6, 2022 (File No. 001-34991)).

4.50

Second Supplemental Indenture dated as of June 22, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Targa Resources Corp.’s Post-Effective Amendment No. 1 to Form S-3 filed June 22, 2022 (Registration No. 333-263730)).

4.51

Third Supplemental Indenture, dated as of July 7, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.52	Form of Notes (included in Exhibit 4.51 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed July 7, 2022 (File No. 001-34991)).

4.53

Fourth Supplemental Indenture dated as of August 2, 2022, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.6 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed November 3, 2022 (File No. 001-34991)).

4.54

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

4.56

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

4.59

Eighth Supplemental Indenture, dated as of June 27, 2024, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.11 to Targa Resource Corp.’s Post-Effective Amendment No. 3 to Form S-3 filed July 26, 2024).

4.60

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

4.62

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

4.64

Eleventh Supplemental Indenture, dated as of June 18, 2025, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resource Corp.’s Current Report on Form 8-K filed June 18, 2025 (File No. 001-34991)).

4.65	Form of Notes (included in Exhibit 4.64 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed June 18, 2025 (File No. 001-34991)).

4.66

Twelfth Supplemental Indenture, dated as of November 12, 2025, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resource Corp.’s Current Report on Form 8-K filed November 12, 2025 (File No. 001-34991)).

4.67	Form of Notes (included in Exhibit 4.66 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed November 12, 2025 (File No. 001-34991)).

10.1

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

10.6+

Omnibus Amendment to Restricted Stock Unit Grant Agreements, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Quarterly Report on Form 10-Q filed May 4, 2023 (File No. 001- 34991)).

10.7+

Form of Restricted Stock Unit Agreement, dated as of January 18, 2024 under Targa Resources Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-34991)).

10.8+

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

10.10+

First Amendment to the Targa Resources Executive Officer Change in Control Severance Program, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed December 8, 2015 (File No. 001-34991)).

10.11

Form of Indemnification Agreement between Targa Resources Investments Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.4 to Targa Resources Corp.’s Registration Statement on Form S-1/A filed November 8, 2010 (File No. 333-169277)).

10.12

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

10.13

Purchase and Sale Agreement, dated January 10, 2013, between the originators from time to time party thereto as Originators and Targa Receivables LLC (incorporated by reference to Exhibit 10.2 to Targa Resources Partners LP’s Current Report on Form 8-K filed January 14, 2013 (File No. 001-33303)).

10.14

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

10.15

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

10.16

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

10.17

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

10.18

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

10.19

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

10.20

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

10.21

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

10.22

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

10.23

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

10.24

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

10.25

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

10.26

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

10.27

Commitment Increase Request, dated February 23, 2017, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, and PNC Bank, National Association, as administrator, purchaser agent and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Partners LP’s Current Report on Form 8-K filed February 24, 2017 (File No. 001-33303)).

10.28

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

19.1	Targa Resources Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Targa Resources Corp.’s Annual Report on Form 10-K filed February 20, 2025 (File No. 001-34991)).

21.1*	List of Significant Subsidiaries of Targa Resources Corp.

22.1*	List of Subsidiary Guarantors.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Targa Resources Corp.
(Registrant)

Date: February 19, 2026	By:	/s/ William A. Byers
William A. Byers
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title (Position with Targa Resources Corp.)

/s/ Matthew J. Meloy	Chief Executive Officer and Director
Matthew J. Meloy	(Principal Executive Officer)

/s/ William A. Byers	Chief Financial Officer
William A. Byers	(Principal Financial Officer)

/s/ J. Christopher Eklof	Senior Vice President and Chief Accounting Officer
J. Christopher Eklof	(Principal Accounting Officer)

/s/ Paul W. Chung	Chairman of the Board and Director
Paul W. Chung

/s/ Beth A. Bowman	Director
Beth A. Bowman

/s/ Lindsey M. Cooksen	Director
Lindsey M. Cooksen

/s/ Charles R. Crisp	Director
Charles R. Crisp

/s/ Waters S. Davis, IV	Director
Waters S. Davis, IV

/s/ Laura C. Fulton	Director
Laura C. Fulton

/s/ Rene R. Joyce	Director
Rene R. Joyce

/s/ Caron A. Lawhorn	Director
Caron A. Lawhorn

/s/ Joe Bob Perkins	Director
Joe Bob Perkins

/s/ R. Keith Teague	Director
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 to evaluate the effectiveness of the internal control over financial reporting. Based on that evaluation, management has concluded that the internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

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

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Targa Resources Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Targa Resources Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in owners’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Derivative Instruments and Hedging Activities

As described in Note 13 to the consolidated financial statements, the primary purpose of management’s commodity risk management activities is to manage the Company’s exposure to commodity price risk and reduce volatility in operating cash flow due to fluctuations in commodity prices. Management has entered into derivative instruments to hedge the commodity price risks. As of December 31, 2025, there were $189.7 million of assets from risk management activities and $256.6 million of liabilities from risk management activities. The fair value of the derivative instruments was determined by the use of present value methods with assumptions about commodity prices based on those observed in underlying markets. The principal considerations for our determination that performing procedures relating to the valuation of derivative instruments and hedging activities is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the assets and liabilities from risk management activities; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to commodity prices; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the assets and liabilities from risk management activities, including controls over management’s model, data and assumptions. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing independent fair value estimates for a sample of the assets and liabilities from risk management activities and (ii) comparing the independent fair value estimates to management’s fair value estimates to evaluate the reasonableness of management’s fair value estimates. Developing the independent fair value estimates involved testing the completeness and accuracy of data provided by management and independently developing the commodity prices assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 19, 2026

We have served as the Company’s auditor since 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$166.1	$157.3
Trade receivables, net of allowances of $0.7 million and $2.5 million as of December 31, 2025 and 2024	1,474.6	1,618.3
Inventories	429.3	334.3
Assets from risk management activities	154.7	61.8
Other current assets	138.0	124.6
Total current assets	2,362.7	2,296.3
Property, plant and equipment, net	20,534.8	18,062.7
Intangible assets, net	1,651.4	1,977.4
Long-term assets from risk management activities	35.0	25.3
Investments in unconsolidated affiliates	307.1	193.3
Other long-term assets	327.4	179.1
Total assets	$25,218.4	$22,734.1

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,873.0	$2,012.5
Accrued liabilities	358.6	336.0
Interest payable	311.0	269.1
Liabilities from risk management activities	234.1	167.3
Current debt obligations	770.1	387.7
Total current liabilities	3,546.8	3,172.6
Long-term debt	16,662.4	13,786.9
Long-term liabilities from risk management activities	22.5	92.0
Deferred income taxes, net	1,393.5	872.1
Other long-term liabilities	395.0	392.3
Commitments and Contingencies (see Notes 16 and 17)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of December 31, 2025 and 2024)	0.2	0.2
Issued Outstanding
December 31, 2025 242,770,213 214,662,156
December 31, 2024 241,764,105 217,763,821
Additional paid-in capital	3,088.1	3,089.1
Retained earnings (deficit)	2,294.4	1,190.0
Accumulated other comprehensive income (loss)	113.8	27.5
Treasury stock, at cost (28,108,057 shares and 24,000,284 shares as of December 31, 2025 and 2024)	(2,428.6)	(1,714.4)
Total Targa Resources Corp. stockholders’ equity	3,067.9	2,592.4
Noncontrolling interests	130.3	1,825.8
Total owners’ equity	3,198.2	4,418.2
Total liabilities and owners’ equity	$25,218.4	$22,734.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$14,403.5	$13,891.8	$13,962.1
Fees from midstream services	2,624.8	2,489.7	2,098.2
Total revenues	17,028.3	16,381.5	16,060.3
Costs and expenses:
Product purchases and fuel	10,507.8	10,703.0	10,676.4
Operating expenses	1,298.3	1,175.6	1,077.9
Depreciation and amortization expense	1,515.3	1,423.0	1,329.6
General and administrative expense	406.0	384.9	348.7
Other operating (income) expense	(30.3)	(0.4)	1.5
Income (loss) from operations	3,331.2	2,695.4	2,626.2
Other income (expense):
Interest expense, net	(852.8)	(767.2)	(687.8)
Equity earnings (loss)	11.8	9.4	9.0
Other, net	(3.8)	0.4	(4.9)
Income (loss) before income taxes	2,486.4	1,938.0	1,942.5
Income tax (expense) benefit	(529.7)	(384.5)	(363.2)
Net income (loss)	1,956.7	1,553.5	1,579.3
Less: Net income (loss) attributable to noncontrolling interests	33.7	241.5	233.4
Net income (loss) attributable to Targa Resources Corp.	1,923.0	1,312.0	1,345.9
Premium on repurchase of noncontrolling interests, net of tax	70.5	32.9	510.1
Net income (loss) attributable to common shareholders	$1,852.5	$1,279.1	$835.8

Net income (loss) per common share - basic	$8.52	$5.77	$3.69
Net income (loss) per common share - diluted	$8.49	$5.74	$3.66
Weighted average shares outstanding - basic	216.1	220.2	224.6
Weighted average shares outstanding - diluted	216.9	221.3	226.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025			2024			2023
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(In millions)

Net income (loss)			$1,956.7			$1,553.5			$1,579.3
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$202.8	$(46.4)	156.4	$(7.5)	$1.7	(5.8)	$193.4	$(44.3)	149.1
Settlements reclassified to revenues	(90.9)	20.8	(70.1)	(67.8)	15.5	(52.3)	(153.4)	35.2	(118.2)
Other comprehensive income (loss)	111.9	(25.6)	86.3	(75.3)	17.2	(58.1)	40.0	(9.1)	30.9
Comprehensive income (loss)			2,043.0			1,495.4			1,610.2
Less: Comprehensive income (loss) attributable to noncontrolling interests			33.7			241.5			233.4
Comprehensive income (loss) attributable to Targa Resources Corp.			$2,009.3			$1,253.9			$1,376.8

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,956.7	$1,553.5	$1,579.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	17.3	14.8	13.2
Compensation on equity grants	69.5	63.2	62.4
Depreciation and amortization expense	1,515.3	1,423.0	1,329.6
Deferred income tax expense (benefit)	516.6	367.0	349.6
Equity (earnings) loss of unconsolidated affiliates	(11.8)	(9.4)	(9.0)
Distributions of earnings received from unconsolidated affiliates	20.7	19.8	13.1
Risk management activities	5.3	164.6	(275.4)
Other, net	21.4	14.5	9.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	110.8	(75.0)	(20.6)
Inventories	(89.5)	33.5	36.0
Accounts payable, accrued liabilities and other liabilities	(256.8)	40.7	68.2
Interest payable	41.9	39.5	55.6
Net cash provided by (used in) operating activities	3,917.4	3,649.7	3,211.6
Cash flows from investing activities
Outlays for property, plant and equipment	(3,333.3)	(2,965.8)	(2,385.4)
Outlays for business acquisition, net of cash acquired	(122.8)	—	—
Outlays for asset acquisition, net of cash acquired	(90.3)	—	—
Investments in unconsolidated affiliates	(130.5)	(62.9)	(24.6)
Return of capital from unconsolidated affiliates	7.8	5.5	5.5
Other, net	27.1	1.9	3.7
Net cash provided by (used in) investing activities	(3,642.0)	(3,021.3)	(2,400.8)
Cash flows from financing activities
Debt obligations:
Repayments of credit facilities	—	—	(290.0)
Proceeds from borrowings of commercial paper notes	109,555.6	85,430.5	59,002.8
Repayments of commercial paper notes	(110,525.1)	(84,475.0)	(59,836.5)
Repayment of term loan facility	—	(500.0)	(1,000.0)
Proceeds from borrowings under accounts receivable securitization facility	1,470.0	775.0	143.1
Repayments of accounts receivable securitization facility	(1,800.0)	(1,020.0)	(368.1)
Proceeds from issuance of senior unsecured notes	5,239.4	999.4	3,727.7
Redemption of senior unsecured notes	(705.2)	—	—
Principal payments of finance leases	(76.5)	(50.1)	(42.9)
Costs incurred in connection with financing arrangements	(57.1)	(9.9)	(36.1)
Repurchases of common stock	(641.8)	(754.7)	(373.7)
Shares tendered for tax withholding obligations	(67.3)	(56.4)	(55.8)
Contributions from noncontrolling interests	—	12.0	9.7
Distributions to noncontrolling interests	(33.5)	(232.6)	(222.1)
Repurchase of noncontrolling interests	(1,800.4)	(112.9)	(1,118.9)
Dividends paid to common shareholders	(818.3)	(615.5)	(427.3)
Other, net	(6.4)	(2.6)	—
Net cash provided by (used in) financing activities	(266.6)	(612.8)	(888.1)
Net change in cash and cash equivalents	8.8	15.6	(77.3)
Cash and cash equivalents, beginning of period	157.3	141.7	219.0
Cash and cash equivalents, end of period	$166.1	$157.3	$141.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(In millions, except shares in thousands)

Balance, December 31, 2022	226,042	$0.2	$3,702.3	$(626.8)	$54.7	11,897	$(464.7)	$2,316.5	$4,982.2
Compensation on equity grants	—	—	62.4	—	—	—	—	—	62.4
Dividend equivalent rights	—	—	(2.3)	(1.6)	—	—	—	—	(3.9)
Shares issued under compensation program	2,156	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(716)	—	—	—	—	716	(55.8)	—	(55.8)
Repurchases of common stock	(4,871)	—	—	—	—	4,871	(373.7)	—	(373.7)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(2.7)	—	(2.7)
Common stock dividends
Dividends - $1.85 per share	—	—	—	(419.0)	—	—	—	—	(419.0)
Dividends in excess of retained earnings	—	—	(193.5)	193.5	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(230.0)	(230.0)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9.7	9.7
Repurchase of noncontrolling interests, net of tax	—	—	(510.1)	—	—	—	—	(459.3)	(969.4)
Other comprehensive income (loss)	—	—	—	—	30.9	—	—	—	30.9
Net income (loss)	—	—	—	1,345.9	—	—	—	233.4	1,579.3
Balance, December 31, 2023	222,611	0.2	3,058.8	492.0	85.6	17,484	(896.9)	1,870.3	4,610.0
Compensation on equity grants	—	—	63.2	—	—	—	—	—	63.2
Dividend equivalent rights	—	—	—	(3.8)	—	—	—	—	(3.8)
Shares issued under compensation program	1,669	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(583)	—	—	—	—	583	(56.4)	—	(56.4)
Repurchases of common stock	(5,933)	—	—	—	—	5,933	(754.7)	—	(754.7)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(6.4)	—	(6.4)
Common stock dividends
Dividends - $2.75 per share	—	—	—	(610.2)	—	—	—	—	(610.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(229.0)	(229.0)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12.0	12.0
Repurchase of noncontrolling interests, net of tax	—	—	(32.9)	—	—	—	—	(69.0)	(101.9)
Other comprehensive income (loss)	—	—	—	—	(58.1)	—	—	—	(58.1)
Net income (loss)	—	—	—	1,312.0	—	—	—	241.5	1,553.5
Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	69.5	—	—	—	—	—	69.5
Dividend equivalent rights	—	—	—	(3.5)	—	—	—	—	(3.5)
Shares issued under compensation program	1,006	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(343)	—	—	—	—	343	(67.3)	—	(67.3)
Repurchases of common stock	(3,765)	—	—	—	—	3,765	(641.8)	—	(641.8)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(5.1)	—	(5.1)
Common stock dividends
Dividends - $3.75 per share	—	—	—	(815.1)	—	—	—	—	(815.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20.0)	(20.0)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	86.3	—	—	—	86.3
Net income (loss)	—	—	—	1,923.0	—	—	—	33.7	1,956.7
Balance, December 31, 2025	214,662	$0.2	$3,088.1	$2,294.4	$113.8	28,108	$(2,428.6)	$130.3	$3,198.2

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

See “Note 22 – Segment Information” for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

These accompanying financial statements and related notes present our consolidated financial position as of December 31, 2025 and 2024, and the results of operations, comprehensive income (loss), cash flows, and changes in owners’ equity for the years ended December 31, 2025, 2024 and 2023. We have prepared these consolidated financial statements in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

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

As of December 31, 2025, our consolidated joint ventures include the following:

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

As of December 31, 2025, our investments in unconsolidated affiliates include the following:

Gathering and Processing Segment

•
50% ownership interest in Little Missouri 4 LLC (“Little Missouri 4”).

Logistics and Transportation Segment

•
50% ownership interest in Cayenne Pipeline, LLC (“Cayenne”);
•
38.8% ownership interest in Gulf Coast Fractionators (“GCF”); and
•
17.5% non-operated ownership interest in Blackcomb and Traverse pipelines, which are currently under construction, held by Blackcomb as defined in “Note 4 – Acquisitions and Joint Ventures”.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt and any original issue discount or premium are deferred and charged to interest expense over the term of the related debt. Debt issuance costs related to revolving credit facilities are amortized on a straight-line basis and those related to long-term debt are amortized using the effective-interest method. Debt issuance costs related to revolving credit facilities are presented as other long-term assets, and debt issuance costs related to long-term debt obligations with scheduled maturities are reflected as a deduction to the carrying amount of long-term debt on the Consolidated Balance Sheets. Gains or losses on debt repurchases, redemptions and debt extinguishments include the write-off of any associated unamortized debt issuance costs.

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

Commercial Paper Program

Under the terms of the unsecured commercial paper note program (the “Commercial Paper Program”), we may issue, from time to time, unsecured commercial paper notes with varying maturities of less than one year. Amounts available under the Commercial Paper Program may be issued, repaid, and re-issued from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $3.5 billion, subject to documentation requirements of the Commercial Paper Program. We maintain a minimum available borrowing capacity under the $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver” as defined in “Note 8 – Debt Obligations”) equal to the aggregate amount outstanding under the Commercial Paper Program to support our issued commercial paper notes. The Commercial Paper Program is guaranteed by each subsidiary that guarantees the TRGP Revolver.

The outstanding borrowings of the commercial paper program are classified as noncurrent because we have the intent and ability to refinance the borrowings on a long-term basis through the TRGP Revolver. We confirm, on a quarterly basis, that there is sufficient liquidity under the TRGP Revolver to refinance outstanding borrowings of the Commercial Paper Program and such liquidity is not overcommitted for other anticipated uses.

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

Dividends

Common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings were available at the close of the prior quarter, with any excess recorded as a reduction of additional paid-in capital.

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

We have multiple types of contracts with commercial counterparties, and many of these contracts contain embedded fees with settlement provisions that deduct these fees from the sales price paid by Targa in exchange for commodities. The commercial relationship of the counterparty in such contracts is inherently one of a supplier, rather than a customer, and therefore, such contracts are excluded from the provisions of the revenue recognition guidance in Topic 606, Revenue from Contracts with Customers. Any cash inflows or fees that are realized on these supply type contracts are reported as a reduction of Product purchases and fuel.

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

EPS is net income (loss) attributable to common shareholders less earnings allocated to participating securities divided by the sum of the weighted-average number of common shares outstanding. Earnings are allocated to common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings to the extent that each security participates in earnings. Diluted EPS includes any dilutive effect of unvested restricted stock, restricted stock units and performance share units. The dilutive effect is calculated through the application of the two-class method. During a period of net loss or negative undistributed earnings, the two-class method is not applicable.

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

45Q Tax Credits

We earn tax credits under Internal Revenue Code Section 45Q through our carbon capture and sequestration activities. We recognize 45Q tax credits by analogy to the grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure Assistance, as other operating income in our Consolidated Statements of Operations based on the volume of captured carbon sequestered and dollar value of the tax credit during the period in which captured carbon is sequestered underground. We recognize realized 45Q tax credits as a reduction to income taxes payable to the extent that we can use the tax credits to reduce Targa’s quarterly estimated cash tax payments. We recognize realized 45Q tax credits in excess of Targa’s quarterly estimated tax liability as long-term assets until they are monetized or are otherwise realized.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

The amendments are required to be applied prospectively with retrospective application permitted. We adopted this ASU on January 1, 2025, and applied the amendments to all prior periods presented in our consolidated financial statements. See “Note 19 – Income Taxes”.

Recently issued accounting pronouncements not yet adopted

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

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this Update, among other items, establish guidance on the recognition, measurement and presentation of government grants received by a business entity.

These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2028, with early adoption permitted. The amendments permit the use of modified prospective, modified retrospective, or retrospective approaches. We are evaluating the effect of the amendments on our consolidated financial statements and related disclosures. We expect to apply the amendments for interim periods beginning in the quarterly report on Form 10-Q for the quarter ending March 31, 2029 and for fiscal years beginning in the annual report on Form 10-K for the year ending December 31, 2029.

Note 4 — Acquisitions and Joint Ventures

In January 2023, we completed the acquisition of Blackstone Energy Partners’ 25% interest in the Grand Prix Pipeline LLC (the “Grand Prix Transaction”) for aggregate consideration of $1.05 billion in cash and a final closing adjustment of $41.9 million. Following the closing of the Grand Prix Transaction, we own 100% of the interest in Grand Prix. The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax, was $490.7 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

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

In July 2024, we entered into a joint venture (“Blackcomb Joint Venture”) which will construct the Blackcomb pipeline. The Blackcomb Joint Venture is owned 70.0% by WPC, 17.5% by Targa, and 12.5% by MPLX LP. WPC is a joint venture owned 50.6% by WhiteWater, 30.4% by MPLX LP, and 19.0% by Enbridge Inc. The Blackcomb pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas, pending the receipt of customary regulatory and other approvals.

In April 2025, WhiteWater announced the Blackcomb Joint Venture reached a final investment decision to construct the Traverse pipeline. The bi-directional Traverse pipeline is designed to transport up to 2.5 Bcf/d of natural gas through approximately 160 miles of pipeline between the Agua Dulce area and the Katy area, pending the receipt of customary regulatory and other approvals. Both the Blackcomb and Traverse pipelines will be operated by an affiliate of WhiteWater. For additional information see “Note 7 – Investments in Unconsolidated Affiliates”.

In December 2024, we completed the acquisition of the remaining 12% membership interest in Cedar Bayou Fractionators, L.P. (“CBF”) from our joint venture partner for cash consideration of $111.6 million (the “CBF Acquisition”). The change in our ownership interests was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the consideration in excess of the carrying amount, net of tax, was $32.9 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

In March 2025, we completed the acquisition of Blackstone’s 45% interest in Targa Badlands LLC (“Targa Badlands”) for aggregate consideration of $1.8 billion in cash, with an additional $0.4 million of capitalized transaction costs (the “Badlands Transaction”). As a result of the acquisition, we own 100% of the interests in and earnings of Targa Badlands effective January 1, 2025. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of noncontrolling interests. The amount of the redemption price in excess of the carrying amount, net of tax, was $70.5 million, which was accounted for as a premium on repurchase of noncontrolling interests, and resulted in a reduction to Net income (loss) attributable to common shareholders.

In December 2025, we completed the purchase of all of the membership interests in Dovetail Midstream, LLC (“Dovetail”), a wholly-owned subsidiary of Riley Exploration Permian, Inc (“Riley”), and on December 24, 2025, we completed the purchase of certain compressor assets from Riley for aggregate cash consideration of approximately $122.8 million for both the membership interests in Dovetail and certain compressor assets, subject to customary closing adjustments (together, the “Dovetail Acquisition”). The assets acquired in the Dovetail Acquisition primarily consist of compression and natural gas gathering infrastructure in Eddy County, New Mexico. Subject to certain volume-based performance thresholds, additional cash of up to $60.0 million may be payable to Riley over a five-year period. As part of the acquisition, we acquired approximately $55.1 million of Property, plant and equipment, net and recorded approximately $67.2 million of goodwill, which is fully deductible for federal income tax purposes.

The Dovetail Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in “Note 14 – Fair Value Measurements”. These inputs require judgments and estimates at the time of valuation. We are in the process of finalizing valuations related to property, plant and equipment, other assets, and contingent consideration. The final valuation will be completed no later than one year from the acquisition date.

The value of property, plant and equipment was determined using the cost approach and was primarily comprised of Gathering and Processing assets that will be depreciated on a straight-line basis over the useful lives of the assets. The associated useful lives of property, plant and equipment were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

In December 2025, we completed the purchase of certain midstream assets from Nile Midstream, LLC and Four Winds Midstream, LLC, both wholly-owned subsidiaries of Blackbeard Holdings, LLC, for aggregate cash consideration of $90.3 million, inclusive of capitalized transaction costs (the “Nile Acquisition”), subject to customary closing adjustments. The assets acquired in the Nile Acquisition primarily consist of compression and pipeline infrastructure. We allocated substantially all of the consideration paid to property, plant and equipment.

On January 6, 2026, we completed the acquisition of Stakeholder Midstream, LLC for a purchase price of $1.25 billion (the “Stakeholder Acquisition”), subject to customary closing adjustments. We acquired a portfolio of complementary Permian Basin midstream infrastructure assets, including approximately 480 miles of natural gas pipelines, approximately 180 MMcf/d of cryogenic natural gas processing and sour treating capacity, carbon capture activities generating 45Q tax credits, and a small crude oil gathering system. The acquisition has an effective date of January 1, 2026. We used $650.0 million in borrowings from the Commercial Paper Program and $600.0 million from the Securitization Facility to fund the Stakeholder Acquisition. At the time of this filing, it is impracticable to disclose all the information required by ASC 805, Business Combinations, as we are in the process of evaluating the purchase accounting implications of the transaction.

Note 5 — Property, Plant and Equipment and Intangible Assets

Property, Plant and Equipment and Intangible Assets

	December 31, 2025	December 31, 2024	Estimated Useful Lives (In Years)
Gathering systems (1)	$12,431.3	$11,575.0	5 to 20
Processing and fractionation facilities	10,477.3	9,543.3	5 to 25
Terminaling and storage facilities	1,648.4	1,469.1	5 to 25
Transportation assets	4,536.0	4,131.5	10 to 50
Other property, plant and equipment	586.5	537.7	3 to 25
Land	209.3	198.6	—
Construction in progress (1)	2,804.9	1,702.9	—
Finance lease right-of-use assets	507.4	401.3	5 to 14
Property, plant and equipment	33,201.1	29,559.4
Accumulated depreciation, amortization and impairment	(12,666.3)	(11,496.7)
Property, plant and equipment, net	$20,534.8	$18,062.7

Intangible assets	4,378.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,726.6)	(2,400.6)
Intangible assets, net	$1,651.4	$1,977.4

(1)
The December 31, 2025 balance includes $133.1 million of gathering systems assets and $12.1 million of construction in progress from the Dovetail Acquisition and the Nile Acquisition. See “Note 4 – Acquisitions and Joint Ventures”.

For each of the years ended December 31, 2025, 2024 and 2023 depreciation expense was $1,189.3 million, $1,049.8 million and $945.6 million, respectively.

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

For each of the years ended December 31, 2025, 2024 and 2023 amortization expense was $326.0 million, $373.2 million and $384.0 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $279.8 million, $252.2 million, $234.0 million, $214.1 million and $184.3 million for each of the years 2026 through 2030. As of December 31, 2025, the weighted average amortization period for our intangible assets was approximately 9 years.

The following table shows the changes in our intangible assets for the periods presented:

	December 31, 2025	December 31, 2024
Balance at beginning of period	$1,977.4	$2,350.6
Amortization	(326.0)	(373.2)
Balance at end of period	$1,651.4	$1,977.4

Note 6 — Goodwill

As of December 31, 2025, we had $112.3 million of goodwill included in Other long-term assets on the Consolidated Balance Sheets primarily related to the Dovetail Acquisition in 2025, as discussed in “Note 4 – Acquisitions and Joint Ventures”, and the March 2017 acquisition of gas gathering and processing and crude oil gathering assets in the Permian Basin. The goodwill resulting from the Dovetail Acquisition was attributed to the Permian Delaware reporting unit within our Gathering and Processing segment.

	December 31, 2025	December 31, 2024
Permian Delaware	$89.1	$22.0
Permian Midland	23.2	23.2
Goodwill	$112.3	$45.2

The future cash flows and resulting fair values of these reporting units are sensitive to changes in crude oil, natural gas and NGL prices. The direct and indirect effects of significant declines in commodity prices from the date of acquisition would likely cause the fair values of these reporting units to fall below their carrying values, and could result in an impairment of goodwill.

As described in “Note 3 – Significant Accounting Policies”, we evaluate goodwill for impairment at least annually on November 30, or more frequently if we believe necessary based on events or changes in circumstances. For our 2025, 2024 and 2023 annual evaluations, we performed a qualitative assessment, which indicated that it is not more likely than not that the fair values of the Permian Midland and Permian Delaware reporting units were less than their carrying amounts, and therefore, a quantitative goodwill impairment test was not necessary. Our qualitative assessment considered, among other things, the overall financial performance and future outlook of the Permian Midland and Permian Delaware reporting units, industry and market considerations, and other relevant entity-specific events.

The fair value measurements utilized for the evaluation of goodwill for impairment are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in “Note 14 – Fair Value Measurements”. These inputs require significant judgments and estimates at the time a fair value assessment is required.

Note 7 — Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of the following:

Gathering and Processing Segment

•
50% operated ownership interest in Little Missouri 4.

Logistics and Transportation Segment

•
38.8% operated ownership interest in GCF;
•
50% operated ownership interest in Cayenne; and
•
17.5% non-operated ownership interest in Blackcomb and Traverse pipelines, which are currently under construction, held by the Blackcomb Joint Venture.

The terms of these joint venture agreements do not afford us the degree of control required for consolidating the entities in our consolidated financial statements, but do afford us the significant influence required to employ the equity method of accounting.

See “Note 4 – Acquisitions and Joint Ventures” for additional information related to our Blackcomb investment.

The following table shows the activity related to our investments in unconsolidated affiliates for the periods presented:

	Balance at December 31, 2022	Equity Earnings (Loss)	Cash Distributions	Contributions	Balance at December 31, 2023
Little Missouri 4	90.7	7.7	(11.3)	—	87.1
GCF (1)	27.1	(4.1)	(2.0)	24.6	45.6
Cayenne	13.5	5.4	(5.3)	—	13.6
Total	$131.3	$9.0	$(18.6)	$24.6	$146.3

	Balance at December 31, 2023	Equity Earnings (Loss)	Cash Distributions	Contributions	Balance at December 31, 2024
Little Missouri 4	$87.1	$14.4	$(17.2)	$—	$84.3
GCF (1)	45.6	(11.8)	—	32.6	66.4
Cayenne	13.6	6.8	(8.1)	—	12.3
Blackcomb	—	—	—	30.3	30.3
Total	$146.3	$9.4	$(25.3)	$62.9	$193.3

	Balance at December 31, 2024	Equity Earnings (Loss)	Cash Distributions	Contributions (2)	Balance at December 31, 2025
Little Missouri 4	$84.3	$15.9	$(21.5)	$15.0	$93.7
GCF (1)	66.4	(1.2)	—	4.0	69.2
Cayenne	12.3	7.0	(7.0)	—	12.3
Blackcomb	30.3	(9.9)	—	111.5	131.9
Total	$193.3	$11.8	$(28.5)	$130.5	$307.1

(1)
In January 2023, we reached an agreement with our partners to reactivate the GCF facility. GCF commenced operations in the first quarter of 2025.
(2)
Includes capitalized interest of $5.6 million related to our contributions to Blackcomb.

Note 8 — Debt Obligations

	December 31, 2025	December 31, 2024
Current:
Partnership accounts receivable securitization facility, due August 2026 (1)	$—	$330.0
Senior unsecured notes issued by the Partnership: (2)
6.875% fixed rate, due January 2029 (3)	679.3	—
Debt issuance costs, net of amortization (3)	(2.3)	—
Finance lease liabilities	93.1	57.7
Current debt obligations	770.1	387.7

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (4)	161.0	1,130.5
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
4.350% fixed rate, due January 2029 (3)	750.0	—
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.900% fixed rate, due September 2030 (5)	750.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035 (6)	1,000.0	—
5.650% fixed rate, due February 2036 (5)	750.0	—
5.400% fixed rate, due July 2036 (3)	1,000.0	—
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055 (6)	1,000.0	—
Unamortized discount	(38.3)	(29.4)
Senior unsecured notes issued by the Partnership: (2)
6.500% fixed rate, due July 2027 (5)	—	705.2
5.000% fixed rate, due January 2028	700.3	700.3
6.875% fixed rate, due January 2029 (3)	—	679.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	16,522.6	13,635.5
Debt issuance costs, net of amortization	(120.6)	(89.0)
Finance lease liabilities	260.4	240.4
Long-term debt	16,662.4	13,786.9
Total debt obligations	$17,432.5	$14,174.6
Irrevocable standby letters of credit: (4)
Letters of credit outstanding under the TRGP senior revolving credit facility	$20.0	$17.6

(1)
As of December 31, 2025, the Partnership had no amount drawn under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $600.0 million of remaining availability.
(2)
We guarantee all of the Partnership’s outstanding senior unsecured notes.
(3)
On November 12, 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.350% Senior Unsecured Notes due 2029 and (ii) $1.0 billion aggregate principal amount of our 5.400% Senior Unsecured Notes due 2036, resulting in net proceeds of approximately $1.7 billion. We used a portion of the net proceeds to reduce borrowings under the Commercial Paper Program in November 2025. On January 15, 2026, we used borrowings under the Commercial Paper Program and available cash to fund the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029.
(4)
On February 18, 2025, we entered into a new $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), which matures in February 2030. In connection with our entry into the TRGP Revolver, we terminated our previous TRGP senior revolving credit facility (the “Previous TRGP Revolver”). We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under the TRGP Revolver equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had $161.0 million of borrowings outstanding, resulting in approximately $3.3 billion of available liquidity as of December 31, 2025, after accounting for outstanding letters of credit.
(5)
On June 18, 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036, resulting in net proceeds of approximately $1.5 billion. We used a portion of the net proceeds to reduce borrowings under the Securitization Facility and Commercial Paper Program. On July 15, 2025, we used borrowings under the Securitization Facility and Commercial Paper Program to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027.
(6)
On February 24, 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055, resulting in net proceeds of approximately $2.0 billion.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the year ended December 31, 2025:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	3.9% - 4.8%	4.6%
Securitization Facility	4.7% - 5.3%	5.2%

Compliance with Debt Covenants

As of December 31, 2025, we were in compliance with the covenants contained in our various debt agreements.

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

Debt Obligations

Partnership’s Accounts Receivable Securitization Facility

The Securitization Facility provides up to $600.0 million of borrowing capacity at SOFR rates plus a margin. On July 28, 2025, the Partnership amended the Securitization Facility to, among other things, extend the termination date of the Securitization Facility to August 31, 2026. Under the Securitization Facility, certain Partnership subsidiaries sell or contribute certain qualifying receivables, without recourse, to another of its consolidated subsidiaries (Targa Receivables LLC or “TRLLC”), a special purpose consolidated subsidiary created for the sole purpose of the Securitization Facility. TRLLC, in turn, sells an undivided percentage ownership in the eligible receivables to third-party financial institutions. Sold or contributed receivables up to the amount of the outstanding debt under the Securitization Facility are not available to satisfy the claims of the creditors of the selling or contributing subsidiaries or the Partnership. Any excess receivables are eligible to satisfy the claims.

TRGP Revolver

On February 18, 2025, we entered into a Credit Agreement with Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the letter of credit issuers party thereto and the other lenders party thereto. The TRGP Revolver provides for a revolving credit facility in an initial aggregate principal amount up to $3.5 billion (with an option to increase such maximum aggregate principal amount by up to $500.0 million in the future, subject to the terms of the TRGP Revolver) and a swing line sub-facility of up to $150.0 million. We recorded $8.9 million of debt issuance costs related to the TRGP Revolver in Other long-term assets on our Consolidated Balance Sheets. The TRGP Revolver matures on February 18, 2030. We will be able to extend the maturity date, subject to the required lenders’ consent, by one year up to two times.

The revolving credit facility bears interest at the Company’s option at: (a) the Base Rate (as such term is defined in the TRGP Revolver), which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the TRGP Revolver) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.0% to 0.625%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt is outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that has been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which is subject to a floor of 0.0% and includes, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin ranging from 1.00% to 1.625%, dependent on the Company’s Debt Rating.

The Company is required to pay a commitment fee equal to an applicable rate ranging from 0.10% to 0.275% (dependent on the Company’s Debt Rating), in each case times the actual daily unused portion of the revolving credit facility.

The obligations under the TRGP Revolver are guaranteed by Targa Resources GP LLC, Targa Energy GP LLC, Targa Resources LLC, Targa Resources Partners LP, Targa Energy LP, Targa GP Inc., Targa LP Inc., and Targa Resources Finance Corporation. The TRGP Revolver shall also be guaranteed by each existing and future direct and indirect wholly-owned subsidiary of the Company that is an obligor on or otherwise guarantees the obligations in respect of the existing notes indebtedness of Targa Resources Partners LP.

The TRGP Revolver requires the Company to maintain a Consolidated Leverage Ratio (as such term is defined in the TRGP Revolver), determined as of the last day of each quarter for the four-fiscal quarter period ending on the date of determination, of no more than 5.50 to 1.00. For any four-fiscal-quarter-period during which a material acquisition occurs, the total leverage ratio may, at the Company’s option, be determined on a pro forma basis as though such event had occurred as of the first day of such four-fiscal-quarter-period.

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

The TRGP Revolver also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder.

Previous TRGP Revolver

In February 2022, the Company entered into the Previous TRGP Revolver with Bank of America, N.A., as the Administrative Agent, Collateral Agent and Swing Line Lender, the Letter of Credit issuers party thereto and the lenders party thereto. The Previous TRGP Revolver provided for a revolving credit facility in an initial aggregate principal amount up to $2.75 billion and a swing line sub-facility of up to $100.0 million. The Previous TRGP Revolver was scheduled to mature on February 17, 2027. In connection with our entry into the TRGP Revolver, we terminated the Previous TRGP Revolver. As a result of the termination of the Previous TRGP Revolver, we recorded a loss due to debt extinguishment of $0.6 million.

The revolving credit facility bore interest at the Company’s option at: (a) the Base Rate (as such term is defined in the Previous TRGP Revolver), which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.5% and the Term SOFR (as such term is defined in the Previous TRGP Revolver) rate plus 1.0% (subject in each case to a floor of 0.0%), plus an applicable margin ranging from 0.125% to 0.75%, dependent on the Company’s non-credit-enhanced senior unsecured long-term debt ratings (or, if no such debt was outstanding at such time, then the corporate, issuer or similar rating with respect to the Company that had been most recently announced) (the “Debt Rating”), or (b) Term SOFR (which included, for Term SOFR loans, a SOFR adjustment of plus 0.10%) plus an applicable margin ranging from 1.125% to 1.75%, dependent on the Company’s Debt Rating.

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

TRGP’s Senior Unsecured Notes

All series of our senior unsecured notes (the “TRGP Notes”) rank pari passu with our existing and future senior indebtedness, including debt issued under the TRGP Revolver and the Commercial Paper Program, and rank senior in right of payment to any of our future subordinated indebtedness. The TRGP Notes are unconditionally guaranteed by certain of our subsidiaries that guarantee the TRGP Revolver. Each guarantee ranks equally in right of payment with all of such guarantor’s existing and future unsecured senior debt and other unsecured guarantees of senior debt. The notes and the guarantees are effectively junior to any secured indebtedness of ours or any guarantor to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other obligations of our subsidiaries that do not guarantee the notes. Interest on all issues of TRGP Notes is payable semi-annually.

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

Partnership’s Senior Unsecured Notes

All series of the Partnership’s senior unsecured notes are pari passu with the Partnership’s existing and future senior indebtedness. They are senior in right of payment to any of the Partnership’s future subordinated indebtedness and are unconditionally guaranteed by the Partnership’s restricted subsidiaries. These notes are effectively subordinated to all secured indebtedness under the Securitization Facility, which is secured by accounts receivable pledged under the facility, to the extent of the value of the collateral securing that indebtedness. Interest on all issues of senior unsecured notes is payable semi-annually in arrears.

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

Senior Unsecured Notes Issuances

In January 2023, we completed an underwritten public offering of (i) $900.0 million aggregate principal amount of our 6.125% Senior Unsecured Notes due 2033 (the “6.125% Notes due 2033”) and (ii) $850.0 million aggregate principal amount of our 6.500% Senior Unsecured Notes due 2053 (the “6.500% Notes due 2053”) (collectively, the “January 2023 Senior Unsecured Notes”), resulting in net proceeds of approximately $1.7 billion. The January 2023 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The January 2023 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Fifth Supplemental Indenture, dated as of January 9, 2023, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds from the issuance to fund the Grand Prix Transaction and the remaining proceeds for general corporate purposes, including to reduce borrowings under the Previous TRGP Revolver and the Commercial Paper Program.

In November 2023, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 6.150% Senior Unsecured Notes due 2029 (the “6.150% Notes due 2029”) and (ii) $1.0 billion aggregate principal amount of our 6.500% Senior Unsecured Notes due 2034 (the “6.500% Notes due 2034”) (collectively, the “November 2023 Senior Unsecured Notes”), resulting in net proceeds of approximately $2.0 billion. The November 2023 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The November 2023 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Seventh Supplemental Indenture, dated as of November 9, 2023, among us, such subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds to repay $1.0 billion in borrowings under the $1.5 billion unsecured term loan facility due July 2025 (the “Term Loan Facility”) and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In August 2024, we completed an underwritten public offering of $1.0 billion aggregate principal amount of our 5.500% Senior Unsecured Notes due 2035 (the “5.500% Notes due 2035”), resulting in net proceeds of approximately $990.1 million. The 5.500% Notes due 2035 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The 5.500% Notes due 2035 were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Ninth Supplemental Indenture, dated as of August 9, 2024, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. We used a portion of the net proceeds from the issuance to repay borrowings under the Commercial Paper Program, a portion of which were incurred to repay the remaining balance under the Term Loan Facility, and for general corporate purposes.

In February 2025, we completed an underwritten public offering of (i) $1.0 billion aggregate principal amount of our 5.550% Senior Unsecured Notes due 2035 (the “5.550% Notes due 2035”) and (ii) $1.0 billion aggregate principal amount of our 6.125% Senior Unsecured Notes due 2055 (the “6.125% Notes due 2055”) (collectively, the “February 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $2.0 billion. The February 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The February 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Tenth Supplemental Indenture, dated as of February 27, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $20.4 million and discount of $6.1 million as reductions to the carrying value of the February 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. We used a portion of the net proceeds from the debt issuance to fund the Badlands Transaction and the remaining net proceeds for general corporate purposes, including to repay borrowings under the Commercial Paper Program.

In June 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.900% Senior Unsecured Notes due 2030 (the “4.900% Notes due 2030”) and (ii) $750.0 million aggregate principal amount of our 5.650% Senior Unsecured Notes due 2036 (the “5.650% Notes due 2036”) (collectively, the “June 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $1.5 billion. The June 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The June 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Eleventh Supplemental Indenture, dated as of June 18, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $13.6 million and discount of $3.2 million as reductions to the carrying value of the June 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. We used a portion of the net proceeds from the debt issuance to reduce borrowings under the Securitization Facility and Commercial Paper Program in June 2025. On July 15, 2025, we used borrowings under the Securitization Facility and Commercial Paper Program to fund the redemption of all of the Partnership’s 6.500% Senior Unsecured Notes due 2027 (the “6.500% Notes due 2027”).

In November 2025, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.350% Senior Unsecured Notes due 2029 (the “4.350% Notes due 2029”) and (ii) $1.0 billion aggregate principal amount of our 5.400% Senior Unsecured Notes due 2036 (the “5.400% Notes due 2036”) (collectively, the “November 2025 Senior Unsecured Notes”), resulting in net proceeds of approximately $1.7 billion. The November 2025 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The November 2025 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Twelfth Supplemental Indenture, dated as of November 12, 2025, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $13.8 million and discount of $1.3 million as reductions to the carrying value of the November 2025 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. We used a portion of the net proceeds from the debt issuance to reduce borrowings under the Commercial Paper Program in November 2025. On January 15, 2026, we used borrowings under the Commercial Paper Program and available cash to fund the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029 (the “6.875% Notes due 2029”).

Debt Repurchases & Extinguishments

In November 2023, in connection with the November 2023 Senior Unsecured Notes, we repaid borrowings under the Term Loan Facility and the Commercial Paper Program. As a result of the repayment of borrowings under the Term Loan Facility, we recorded a loss of $2.1 million due to a write-off of debt issuance costs.

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

On July 15, 2025, we completed the redemption of all of the Partnership’s 6.500% Notes due 2027 and recorded a debt extinguishment loss of $1.9 million due to a write-off of debt issuance costs.

On January 15, 2026, we completed the redemption of all of the Partnership’s 6.875% Notes due 2029 and recognized a debt extinguishment loss of $10.1 million, comprised of $7.8 million related to the redemption premium paid and $2.3 million from the write-off of debt issuance costs.

The following table shows the contractually scheduled maturities of our debt obligations outstanding at December 31, 2025, for the next five years, and in total thereafter:

	Scheduled Maturities of Debt
	Total	2026	2027	2028	2029	2030	Thereafter

TRGP Revolver and Commercial Paper Program	$161.0	$—	$—	$—	$—	$161.0	$—
TRGP Senior unsecured notes	12,750.0	—	750.0	—	1,750.0	750.0	9,500.0
Partnership’s Senior unsecured notes	4,329.2	679.3	—	700.3	—	949.6	2,000.0
Total	$17,240.2	$679.3	$750.0	$700.3	$1,750.0	$1,860.6	$11,500.0

Financing for Stakeholder Acquisition

On January 6, 2026, we used $650.0 million in borrowings from the Commercial Paper Program and $600.0 million from the Securitization Facility to fund the Stakeholder Acquisition. See “Note 4 – Acquisitions and Joint Ventures” for further details on the Stakeholder Acquisition.

Note 9 — Other Long-term Liabilities

Other long-term liabilities are comprised of the noncurrent portion of the following obligations as of the periods presented:

	December 31, 2025	December 31, 2024
Deferred revenue	$115.5	$119.9
Asset retirement obligations	185.4	177.7
Operating lease liabilities	89.5	90.4
Other liabilities	4.6	4.3
Total other long-term liabilities	$395.0	$392.3

See “Note 18 – Revenue” for additional disclosures related to Deferred revenue.

Asset Retirement Obligations

Our AROs primarily relate to certain processing facilities, compressor stations and inactive pipelines. The following table shows changes in our ARO liability for the periods presented:

	2025	2024
Balance at beginning of period	$177.7	$103.0
Additions	3.4	23.8
Accretion expense	6.2	10.6
Retirements	(2.5)	—
Change in cash flow estimate	0.6	40.3
Balance at end of period	$185.4	$177.7

Note 10 — Leases

We have non-cancellable operating leases primarily associated with our compressors, office facilities, rail assets, land, storage and terminal assets. We have finance leases primarily associated with our compressors, vehicles, generators, substations and tractors. Our leases have remaining lease terms of 1 to 10 years, some of which include options to extend the lease term for up to 20 years.

The following table shows balances of right-of-use assets and liabilities of finance leases and operating leases, and their locations on our Consolidated Balance Sheets as of the periods presented:

		December 31,
	Balance Sheet Location	2025	2024
Operating leases:
Lease right-of-use assets, net	Other long-term assets	$93.9	$103.7
Current liabilities	Accrued liabilities	24.3	25.2
Non-current liabilities	Other long-term liabilities	89.5	90.4

Finance leases:
Lease right-of-use assets, net	Property, plant and equipment, net	$324.9	$285.1
Current liabilities	Current debt obligations	93.1	57.7
Non-current liabilities	Long-term debt	260.4	240.4

Operating lease costs and short-term lease costs are included in Operating expenses or General and administrative expense in our Consolidated Statements of Operations, depending on the nature of the leases. Finance lease costs are included in Depreciation and amortization expense and Interest expense, net in our Consolidated Statements of Operations. The following table shows components of lease expense for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Lease cost
Operating lease cost	$28.6	$30.6	$18.3
Short-term lease cost	36.5	45.2	56.7
Variable lease cost	52.5	46.0	26.0
Finance lease cost
Amortization of right-of-use assets	75.0	55.3	48.2
Interest expense	16.1	14.5	14.0
Total lease cost	$208.7	$191.6	$163.2

The following table shows other supplemental information related to our leases for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$32.4	$32.4	$21.4
Operating cash flows for finance leases	15.9	14.2	13.9
Financing cash flows for finance leases	76.5	50.1	42.9

The weighted-average remaining lease terms for operating leases and finance leases are 5 years and 4 years, respectively. The weighted-average discount rates for operating leases and finance leases are 5.0% and 4.9%, respectively.

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2025:

	Operating Leases	Finance Leases

2026	$23.1	$107.5
2027	29.0	100.5
2028	24.2	75.4
2029	19.3	59.0
2030	13.7	37.6
Thereafter	20.7	8.0
Total undiscounted cash flows	130.0	388.0
Less imputed interest	(16.2)	(34.5)
Total lease liabilities	$113.8	$353.5

Note 11 — Common Stock and Related Matters

Public Offerings of Common Stock

In March 2025, we filed with the SEC a universal shelf registration statement on Form S-3 that registers the issuance of certain debt and equity securities from time to time in one or more offerings (the “March 2025 Shelf”). The March 2025 Shelf will expire in March 2028.

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

For the year ended December 31, 2025, we repurchased 3,765,272 shares of our common stock at a weighted average price per share of $170.45 for a total net cost of $641.8 million. For the year ended December 31, 2024, we repurchased 5,933,050 shares of our common stock at a weighted average price per share of $127.20 for a total net cost of $754.7 million. For the year ended December 31, 2023, we repurchased 4,870,559 shares of our common stock at a weighted average price per share of $76.72 for a total net cost of $373.7 million.

As of December 31, 2025, there was $1,373.6 million remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2025, we declared an increase to our quarterly common dividend to $1.00 per common share, or $4.00 per common share annualized, effective for the first quarter of 2025.

The following table details the dividends declared and/or paid by us to common shareholders for the years ended December 31, 2025, 2024 and 2023:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
2025
December 31, 2025	February 13, 2026	$216.7	$215.0	$1.7	$1.00000
September 30, 2025	November 17, 2025	216.9	214.7	2.2	1.00000
June 30, 2025	August 15, 2025	217.6	215.2	2.4	1.00000
March 31, 2025	May 15, 2025	219.0	216.9	2.1	1.00000

2024
December 31, 2024	February 14, 2025	$165.2	$163.6	$1.6	$0.75000
September 30, 2024	November 15, 2024	165.2	163.5	1.7	0.75000
June 30, 2024	August 15, 2024	166.1	164.3	1.8	0.75000
March 31, 2024	May 15, 2024	168.1	166.3	1.8	0.75000

2023
December 31, 2023	February 15, 2024	$112.8	$111.6	$1.2	$0.50000
September 30, 2023	November 15, 2023	113.0	111.5	1.5	0.50000
June 30, 2023	August 15, 2023	113.6	111.8	1.8	0.50000
March 31, 2023	May 15, 2023	114.7	113.0	1.7	0.50000

Note 12 — Earnings per Common Share

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$1,923.0	$1,312.0	$1,345.9
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	70.5	32.9	510.1
Net income (loss) attributable to common shareholders	1,852.5	1,279.1	835.8
Less: Participating share-based earnings (2)	11.1	9.6	7.6
Net income (loss) allocated to common shareholders for basic earnings per share	$1,841.4	$1,269.5	$828.2

Weighted average shares outstanding - basic	216.1	220.2	224.6
Dilutive effect of unvested restricted stock awards	0.8	1.1	1.4
Weighted average shares outstanding - diluted	216.9	221.3	226.0

Net income (loss) available per common share - basic	$8.52	$5.77	$3.69
Net income (loss) available per common share - diluted	$8.49	$5.74	$3.66

(1)
Represents premiums paid on the Badlands Transaction, the CBF Acquisition, the Carnero Acquisition, and the Grand Prix Transaction. See “Note 4 – Acquisitions and Joint Ventures”.
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

	Year Ended December 31,
	2025	2024	2023
Unvested restricted stock awards	1.0	1.2	1.5

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

At December 31, 2025, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2026	2027	2028	2029
Natural Gas	Swaps	MMBtu/d	93,304	77,778	58,189	—
Natural Gas	Basis Swaps	MMBtu/d	490,370	336,829	157,298	24,959
NGL	Swaps	Bbl/d	37,384	23,956	17,739	—
NGL	Futures	Bbl/d	24,099	—	—	—
Condensate	Swaps	Bbl/d	8,249	3,316	2,452	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $6.2 million as of December 31, 2025. The range of losses attributable to our individual counterparties would be between $0.1 million and $14.9 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of December 31, 2025		Fair Value as of December 31, 2024
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$137.1	$(14.8)	$50.8	$(29.0)
	Long-term	26.1	(6.9)	20.8	(11.7)
Total derivatives designated as hedging instruments		$163.2	$(21.7)	$71.6	$(40.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$17.6	$(219.3)	$11.0	$(138.3)
	Long-term	8.9	(15.6)	4.5	(80.3)
Total derivatives not designated as hedging instruments		$26.5	$(234.9)	$15.5	$(218.6)
Total current position		$154.7	$(234.1)	$61.8	$(167.3)
Total long-term position		35.0	(22.5)	25.3	(92.0)
Total derivatives		$189.7	$(256.6)	$87.1	$(259.3)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
December 31, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$133.3	$(234.1)	$29.6	$31.3	$(102.5)
Counterparties without offsetting positions - assets	21.4	—	—	21.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	154.7	(234.1)	29.6	52.7	(102.5)
Long-Term Position
Counterparties with offsetting positions or collateral	33.4	(22.5)	(2.7)	15.3	(7.1)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	35.0	(22.5)	(2.7)	16.9	(7.1)
Total Derivatives
Counterparties with offsetting positions or collateral	166.7	(256.6)	26.9	46.6	(109.6)
Counterparties without offsetting positions - assets	23.0	—	—	23.0	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$189.7	$(256.6)	$26.9	$69.6	$(109.6)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2024	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$61.7	$(167.3)	$37.1	$9.2	$(77.7)
Counterparties without offsetting positions - assets	0.1	—	—	0.1	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	61.8	(167.3)	37.1	9.3	(77.7)
Long-Term Position
Counterparties with offsetting positions or collateral	24.2	(91.5)	9.0	4.2	(62.5)
Counterparties without offsetting positions - assets	1.1	—	—	1.1	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	25.3	(92.0)	9.0	5.3	(63.0)
Total Derivatives
Counterparties with offsetting positions or collateral	85.9	(258.8)	46.1	13.4	(140.2)
Counterparties without offsetting positions - assets	1.2	—	—	1.2	—
Counterparties without offsetting positions - liabilities	—	(0.5)	—	—	(0.5)
	$87.1	$(259.3)	$46.1	$14.6	$(140.7)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of December 31, 2025, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $104.1 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of December 31, 2025, we would not be required to post collateral to any counterparty and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $66.9 million as of December 31, 2025. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods presented:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Year Ended December 31,
Hedging Relationships	2025	2024	2023
Commodity contracts	$202.8	$(7.5)	$193.4

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Year Ended December 31,
Location of Gain (Loss)	2025	2024	2023
Revenues	$90.9	$67.8	$153.4

As of December 31, 2025, we expect to reclassify commodity hedge related net deferred gains of $120.7 million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of December 31, 2025, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through 2028.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the year ended December 31, 2025, we had unrealized mark-to-market losses primarily driven by unfavorable movement in natural gas forward basis prices.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Year Ended December 31,
as Hedging Instruments	Derivatives	2025	2024	2023
Commodity contracts	Revenue	$(251.2)	$(313.2)	$287.7

See “Note 14 – Fair Value Measurements” and “Note 22 – Segment Information” for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at December 31, 2025 represent a net liability position of $66.9 million and reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $235.6 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $101.8 million.

Fair Value of Other Financial Instruments

Due to their cash or near-cash nature, the carrying value of other financial instruments included in working capital (i.e., cash and cash equivalents, accounts receivable, accounts payable) approximates their fair value. Debt is primarily the other financial instrument for which carrying value could vary significantly from fair value. We determined the supplemental fair value disclosures for our current and long-term debt as follows:

•
the TRGP Revolver, Commercial Paper Program and Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market rates; and
•
the TRGP senior unsecured notes and the Partnership’s senior unsecured notes are based on quoted market prices derived from trades of the debt.

Contingent consideration liabilities related to business acquisitions are carried at fair value.

Fair Value Hierarchy

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments as of the periods presented:

	December 31, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$189.3	$189.3	$—	$189.2	$0.1
Liabilities from commodity derivative contracts (1)	256.2	256.2	—	255.2	1.0
Contingent consideration (2)	0.3	0.3	—	—	0.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	166.1	166.1	—	—	—
TRGP Revolver and Commercial Paper Program	161.0	161.0	—	161.0	—
TRGP Senior unsecured notes	12,711.7	12,928.6	—	12,928.6	—
Partnership’s Senior unsecured notes	4,329.2	4,316.2	—	4,316.2	—

	December 31, 2024
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$87.0	$87.0	$—	$87.0	$—
Liabilities from commodity derivative contracts (1)	259.2	259.2	—	259.2	—
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	157.3	157.3	—	—	—
Previous TRGP Revolver and Commercial Paper Program	1,130.5	1,130.5	—	1,130.5	—
TRGP Senior unsecured notes	7,470.6	7,438.6	—	7,438.6	—
Partnership’s Senior unsecured notes	5,034.4	4,928.0	—	4,928.0	—
Securitization Facility	330.0	330.0	—	330.0	—

(1)
The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in “Note 13 – Derivative Instruments and Hedging Activities”. The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.
(2)
We have a contingent consideration liability related to the Dovetail Acquisition, which is carried at fair value. See “Note 4 - Acquisitions and Joint Ventures”.

Additional Information Regarding Level 3 Fair Value Measurements Included on Our Consolidated Balance Sheets

We report certain of our swaps at fair value using Level 3 inputs due to such derivative instruments not having observable market prices or implied volatilities for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivative instruments valued using indicative price quotations whose contract length extends into unobservable periods. The fair value of these swaps was determined using a discounted cash flow valuation technique based on a commodity forward curve, which is based on observable or public data sources and extrapolated when observable prices are not available. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward natural gas pricing inputs, for which a significant portion of the derivative instruments’ term is beyond available forward pricing.

The fair value of the Dovetail Acquisition contingent consideration was determined using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted volumes, term of the earn-out period, risk-adjusted discount rate, and volatility associated with the underlying assets. The inputs are not observable; therefore, the entire valuation of the contingent consideration is categorized in Level 3. Subsequent changes in the fair value of this liability are included in Other income (expense) in our Consolidated Statements of Operations.

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy for the period presented:

	Commodity
	Derivative Contracts	Contingent
	Asset (Liability)	Consideration
Balance, December 31, 2024	—	—
Contingent consideration	—	(0.3)
Unrealized gain(loss) included in OCI	(0.9)	—
Balance, December 31, 2025	$(0.9)	$(0.3)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as long-lived assets, are measured at fair value on a nonrecurring basis at acquisition or whenever impairment indicators are present. For disclosures related to valuation techniques used in the Dovetail Acquisition, see “Note 4 – Acquisitions and Joint Ventures”.

The techniques used to fair value assets and liabilities on a nonrecurring basis may produce a fair value calculation that may not be indicative or reflective of future fair values. Furthermore, while we believe our valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial and nonfinancial assets and liabilities could result in a different fair value measurement at the reporting date.

Note 15 — Related Party Transactions

Transactions with Unconsolidated Affiliates

The following table summarizes increases (decreases) for the line items presented below in our Consolidated Statements of Operations as a result of transactions with unconsolidated affiliates:

	GCF	Cayenne	Little Missouri 4	Total
2025:
Revenue	$9.8	$—	$—	$9.8
Product purchases and fuel	14.7	6.9	12.2	33.8
Operating expenses	(10.9)	(1.0)	(2.0)	(13.9)
General and administrative expenses	—	—	(1.0)	(1.0)

2024:
Revenue	$—	$—	$—	$—
Product purchases and fuel	—	6.4	14.0	20.4
Operating expenses	(11.6)	(0.9)	(2.2)	(14.7)
General and administrative expenses	—	—	(0.9)	(0.9)

2023:
Revenue	$—	$—	$—	$—
Product purchases and fuel	—	6.4	8.1	14.5
Operating expenses	(5.6)	(0.9)	(2.2)	(8.7)
General and administrative expenses	—	—	(0.9)	(0.9)

Note 16 — Commitments

Future non-cancelable commitments comprise of operating and capital expenditures related to certain contractual obligations are presented below for each of the next five fiscal years and in aggregate thereafter as of December 31, 2025:

	In Aggregate	2026	2027	2028	2029	2030	Thereafter
Land sites and rights of way (1)	$374.3	$11.8	$13.2	$18.6	$9.4	$8.5	$312.8

(1)
Leases related to land sites and rights of way provide for surface and underground access for gathering, processing and distribution assets that are located on property not owned by us. These agreements expire at various dates, with varying terms, some of which are perpetual.

The following table shows total operating expenses incurred under the above non-cancelable commitments for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Land sites and rights of way	$6.8	$7.2	$9.0

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

On January 3, 2025, we filed a Request for Hearing with the NMED with respect to the ACO. We have cooperated with the NMED in identifying and correcting legacy environmental issues since our acquisition of Lucid, and we expect to continue to engage with the NMED to resolve this matter and certain additional matters identified during our negotiations with the NMED. Although this matter is ongoing and we cannot predict its ultimate outcome, we believe we have valid defenses to many of the NMED allegations and intend to vigorously defend this matter.

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest. Both parties appealed the judgment. On December 9, 2025, the Fifth Circuit Court of Appeals (i) reversed the trial court’s summary judgment in favor of Targa and remanded the case to trial court for further proceedings and (ii) upheld the $6.9 million jury verdict in favor of MIECO. Targa has filed a motion for reconsideration, and the appeal remains pending at the Fifth Circuit Court of Appeals.

In April 2024, we received an administrative Notice of Violation (the “EPA NOV”) from the EPA and a request for the production of documents from the United States Attorney’s Office for North Dakota relating to alleged violations of the Clean Air Act (“CAA”), at certain Targa Badlands LLC compressor stations. The EPA NOV and subpoena stem from inspections the EPA conducted at the compressor stations on June 15, 2023, as well as related records reviews. In October 2024, we began negotiations with the U.S. Attorney’s Office with respect to resolution of a single-count information alleging a violation of the CAA related to untimely installation of monitoring equipment at one compressor station, which carries a maximum fine of $500,000, and we entered into a Plea Agreement on December 16, 2024 reflecting these terms. In July 2025, we entered into a Consent Agreement and Final Order with the EPA that resolves the allegations contained in the EPA NOV by requiring, among other things, payment of an administrative penalty in the amount of approximately $3.2 million. On December 5, 2025, Targa Badlands was sentenced under the Plea Agreement, which, among other things, imposed the maximum fine of $500,000.

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

	2026	2027	2028 and after
Fixed consideration to be recognized as of December 31, 2025	$371.6	$397.0	$1,773.8

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

Deferred revenue as of December 31, 2025 and 2024 was $135.7 million and $119.9 million, respectively. Deferred revenue includes contributions in aid of construction received from customers related to owned property, plant, and equipment for which revenue is recognized over the expected contract term. Deferred revenue also includes consideration received in 2015 and 2017 amendments to a gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized through the end of the agreement’s term in 2035.

For the years ended December 31, 2025, 2024 and 2023, we recognized revenue of $20.5 million, $19.6 million and $17.4 million, respectively, from prior period deferral.

The following table shows the components of deferred revenue as of the periods presented:

	December 31, 2025	December 31, 2024
Contributions in aid of construction	$110.9	$91.1
Gas contract amendment	24.8	27.3
Other	—	1.5
Total deferred revenue	$135.7	$119.9

The following table shows the changes in deferred revenue for the periods presented:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$119.9	$248.8
Additions	36.3	19.7
Revenue recognized	(20.5)	(19.6)
Reclassification to accrued liabilities (1)	—	(129.0)
Balance at end of period	$135.7	$119.9

(1) Represents amount reclassified from deferred revenue to Accrued liabilities in 2024 as a result of a legal ruling associated with an agreement, dated December 27, 2015, for crude oil and condensate between Targa Channelview LLC, then a subsidiary of the Company, and Noble Americas Corp. On April 26, 2024, we made a cash payment of $184.8 million which included cumulative interest of $55.8 million to Vitol in satisfaction of the legal ruling.

For additional information on our revenue recognition policy, see “Note 3 – Significant Accounting Policies”, and for disclosures related to disaggregated revenue, see “Note 22 – Segment Information”.

Note 19 — Income Taxes

The following table shows components of the federal and state income tax provisions for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Current expense (benefit)
Federal	$12.2	$(0.1)	$0.2
State	0.9	17.6	13.4
Total current expense (benefit)	13.1	17.5	13.6
Deferred expense (benefit)
Federal	466.7	339.2	342.4
State	49.9	27.8	7.2
Total deferred expense (benefit)	516.6	367.0	349.6
Total income tax expense (benefit)	$529.7	$384.5	$363.2

Our deferred income tax assets and liabilities as of the periods presented consist of recognition differences related to certain types of costs as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss and tax credit carryforwards	$1,045.0	$1,094.9
Disallowed business interest expense carryforward	22.1	113.5
Property, plant and equipment	1.5	1.9
Other	12.6	10.1
Deferred tax assets before valuation allowance	1,081.2	1,220.4
Valuation allowance	(5.9)	(5.9)
Deferred tax assets	1,075.3	1,214.5
Deferred tax liabilities:
Investments (1)	(2,468.8)	(2,086.6)
Deferred tax liabilities	(2,468.8)	(2,086.6)
Net deferred tax asset (liability)	$(1,393.5)	$(872.1)

Net deferred tax asset (liability)
Federal	$(1,298.0)	$(826.7)
State	(95.5)	(45.4)
Long-term deferred tax liability, net	$(1,393.5)	$(872.1)

(1)
Our deferred tax liability attributable to investments reflects the differences between the book and tax carrying values of our investment in the Partnership.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of December 31, 2025, examinations by the Internal Revenue Service (“IRS”) are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Federal statutes of limitations for returns filed in 2022 (for calendar year 2021) have expired. The statute of limitations expired on substantially all 2021 state income tax returns that were filed prior to October 15, 2022. For Texas, the statute of limitations has expired for 2021 returns (for calendar year 2020). However, tax authorities could review and adjust carryover attributes (e.g., net operating losses (“NOLs”)) generated in a closed tax year if utilized in an open tax year.

As of December 31, 2025, we have total U.S. federal NOL carryforwards of $4.4 billion and tax credit carryforwards of $3.8 million. The NOL carryforwards do not expire, but are limited to offsetting 80% of taxable income per year. The tax credit carryforwards expire in 2044. As of December 31, 2025 and 2024, our tax effected valuation allowance was $5.9 million. Of this valuation allowance, $5.2 million is federal and the remaining $0.7 million is state.

The following table shows our income taxes paid net of refunds received for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Income taxes paid, net of refunds:
Federal	$7.1	$—	$(0.1)
State:
Texas	14.3	11.6	8.9
New Mexico	1.3	1.3	—
California	(0.4)	1.1	—
Arizona	0.2	1.0	—
Other	1.8	1.7	(0.3)
Total State	17.2	16.7	8.6
Total income taxes paid, net of refunds	$24.3	$16.7	$8.5

The following table shows the reconciliation between our Income tax provision (benefit) computed at the United States statutory rate on income before income taxes and the income tax provision (benefit) in our Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
Income tax reconciliation:	2025		2024		2023
Income (loss) before income taxes	$2,486.4		$1,938.0		$1,942.5
U.S. federal statutory tax rate	522.1	21.0%	407.0	21.0%	407.9	21.0%
State and local income taxes, net of federal income tax effect (1)	40.2	1.6%	35.9	1.9%	16.3	0.8%
Changes in valuation allowance	—	—	(1.2)	(0.1%)	—	—
Nontaxable or nondeductible items
Income attributable to noncontrolling interest	(7.1)	(0.3%)	(50.7)	(2.6%)	(49.0)	(2.5%)
Other	(12.7)	(0.5%)	(5.8)	(0.3%)	(9.5)	(0.5%)
Other adjustments	(12.8)	(0.5%)	(0.7)	(0.1%)	(2.5)	(0.1%)
Income tax provision (benefit)	$529.7	21.3%	$384.5	19.8%	$363.2	18.7%

(1)
State taxes in Texas and New Mexico made up the majority (greater than 50 percent) of the tax effect in this category.

We have not identified any uncertain tax positions. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. The impacts of OBBBA are reflected in our results for the year, and there was no material impact to our effective tax rate. We expect certain provisions may change the timing of cash tax payments in future periods.

The U.S. Department of the Treasury and the IRS have issued guidance on the application of the corporate alternative minimum tax (the “CAMT”), which is a 15% minimum tax imposed on certain financial income of “applicable corporations,” including proposed regulations issued in September 2024, which may be relied upon until final regulations are released. Based on our interpretation of the Inflation Reduction Act of 2022 (the “IRA”), the CAMT and related guidance, the impact from the OBBBA, and several operational, economic, accounting and regulatory assumptions, we do not anticipate paying CAMT in the near term.

Note 20 — Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
Cash:
Interest paid, net of capitalized interest (1)	$793.3	$712.7	$618.6
Non-cash investing activities:
Change in deadstock commodity inventory	$(5.5)	$3.7	$(13.7)
Impact of net accruals on capital expenditures	108.4	221.7	58.2
Change in ARO liability and property, plant and equipment, net due to revised cash flow estimate and additions	4.0	64.1	4.9
Contingent consideration	0.3	—	—
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(13.5)	$(3.6)	$8.9
Reduction of owner's equity related to accrued dividends on unvested equity awards under share compensation arrangements	3.5	3.8	3.9
Changes in lease liabilities from recognition (derecognition) of right-of-use assets:
Operating lease	$15.3	$66.8	$53.1
Finance lease	127.3	59.8	104.8

(1)
Interest capitalized on major projects was $77.3 million, $74.8 million and $41.1 million for the years ended December 31, 2025, 2024 and 2023.

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

Restricted Stock Awards – Restricted stock entitles the recipient to cash dividends. Dividends on unvested restricted stock will be accrued when declared and recorded as short-term or long-term liabilities, dependent on the time remaining until payment of the dividends, and paid in cash when the award vests. Upon issuance, the restricted stock awards will be included in the outstanding shares of our common stock. The Compensation Committee of the Targa board of directors (the “Compensation Committee”) awarded our common stock to our outside directors. In 2025, 2024 and 2023, we issued 9,479, 23,984 and 23,518 shares of director grants with weighted average grant-date fair values of $209.18, $85.70 and $74.13, respectively.

Restricted Stock Units Awards – RSUs are similar to restricted stock, except that shares of common stock are not issued until the RSUs vest. The vesting periods generally vary from one to six years. In March 2023, the Compensation Committee amended the Restricted Stock Units Grant Agreements that govern the RSUs that vest no later than three years following the RSUs’ grant date. The amendment resulted in quarterly cash dividend payments to RSU holders beginning with the common stock dividend paid in May 2023. In 2025, 2024 and 2023, we issued 348,443, 415,467 and 587,326 shares of RSUs with weighted average grant-date fair values of $173.24, $117.95 and $78.69, respectively.

The following table shows activity related to the restricted stock awards and RSUs under the 2010 TRGP Plan for the period presented:

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2024	1,770,052	$79.96
Granted	357,922	174.19
Forfeited	(55,365)	104.84
Vested	(631,162)	65.84
Outstanding at December 31, 2025	1,441,447	108.67

Performance Share Units

During 2025, 2024 and 2023, we granted 77,114, 131,816 and 140,020 performance share units (“PSUs”) to executive management for the 2025, 2024 and 2023 compensation cycles that will vest/have vested in January 2028, January 2027 and January 2026. The PSUs granted under the 2010 TRGP Plan are three-year equity-settled awards linked to the performance of shares of our common stock. The awards also include dividend equivalent rights (“DERs”) that are based on the notional dividends accumulated during the vesting period.

The vesting of the PSUs is dependent on the satisfaction of a combination of certain service-related conditions and the Company’s total shareholder return (“TSR”) relative to the TSR of the members of a specified comparator group of publicly-traded midstream companies (the “LTIP Peer Group”) measured over designated periods. For the PSUs granted in 2023, 2024 and 2025, the TSR performance factor is determined by the Compensation Committee based on relative TSR over a cumulative three-year performance period. The Compensation Committee determines a guideline performance percentage for the performance period and the percentage may then be decreased or increased by the Compensation Committee at its discretion. The grantee will become vested in a number of PSUs equal to the target number awarded multiplied by the TSR performance factor, and vested PSUs will be settled by the issuance of Company common stock. The value of DERs will be paid in cash when the awards vest.

Compensation cost for equity-settled PSUs was recognized as an expense over the performance period based on fair value at the grant date. The compensation cost will be reduced if forfeitures occur. Fair value was calculated using a simulated share price that incorporates peer ranking. DERs associated with equity-settled PSUs were accrued over the performance period as a reduction of owners’ equity. We evaluated the grant date fair value using a Monte Carlo simulation model and historical volatility assumption with an expected term of three years. The expected volatilities were 32%, 34% and 38% for PSUs granted in 2025, 2024 and 2023.

The following table shows activity related to the PSUs under the 2010 TRGP Plan for the period presented:

	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2024	413,094	$126.99
Granted	77,114	377.30
Vested	(155,790)	108.55
Outstanding at December 31, 2025	334,418	193.30

Stock Compensation Expense

Stock compensation expense under our plans totaled $69.5 million, $63.2 million and $62.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we have $105.2 million of unrecognized compensation expense associated with share-based awards and an approximate remaining weighted average vesting period of 2.3 years related to our various compensation plans.

The fair values of share-based awards vested in 2025, 2024 and 2023 were $83.8 million, $87.2 million and $96.8 million, respectively. Cash dividends paid for the vested awards were $3.2 million, $5.3 million and $8.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In relation to our equity compensation plans, we recognized $13.9 million, $14.2 million and $17.0 million in windfall tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively.

Subsequent Events

In January 2026, the Compensation Committee made the following awards under the 2010 TRGP Plan:

•
10,829 shares of restricted stock to our outside directors that will vest in January 2027;
•
92,281 shares of RSUs to executive management for the 2026 compensation cycle that will vest in January 2029; and
•
92,281 shares of PSUs to executive management for the 2026 compensation cycle that will vest in January 2029.

In January 2026, the following shares vested:

•
9,479 shares of director grants with no shares withheld to satisfy tax withholding obligations;
•
130,113 shares of RSUs with 51,815 shares withheld to satisfy tax withholding obligations; and
•
325,284 shares of 2023 PSUs with 124,769 shares withheld to satisfy tax withholding obligations.

Targa 401(k) Plan

We have a 401(k) plan whereby we match 100% of up to 5% of an employee’s contribution (subject to certain limitations in the plan). We also contribute an amount equal to 3% of each employee’s eligible compensation to the plan as a retirement contribution and may make additional contributions at our sole discretion. All Targa contributions are made 100% in cash. We made contributions to the 401(k) plan totaling $39.8 million, $35.1 million and $32.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following tables show reportable segment information for the periods presented:

	Year Ended December 31, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$873.0	$13,535.8	$14,408.8	$(5.3)	$—	$14,403.5
Fees from midstream services	1,819.6	805.2	2,624.8	—	—	2,624.8
	2,692.6	14,341.0	17,033.6	(5.3)	—	17,028.3
Intersegment revenues
Sales of commodities	4,722.8	191.6	4,914.4	—	(4,914.4)	—
Fees from midstream services	1.0	31.4	32.4	—	(32.4)	—
	4,723.8	223.0	4,946.8	—	(4,946.8)	—
Revenues	$7,416.4	$14,564.0	$21,980.4	$(5.3)	$(4,946.8)	$17,028.3
Operating expenses	$907.0	$393.7	$1,300.7	$—
Other segment items (1)	4,070.2	11,382.0	15,452.2	—
Operating margin	2,439.2	2,788.3	5,227.5	(5.3)
Other financial information:
Total assets (2)	$14,805.4	$10,105.1	$24,910.5	$1.8	$306.1	$25,218.4
Goodwill	112.3	—	112.3	—	—	112.3
Capital expenditures	2,046.1	1,372.2	3,418.3	—	23.0	3,441.3

	Year Ended December 31, 2024
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,032.8	$13,023.6	$14,056.4	$(164.6)	$—	$13,891.8
Fees from midstream services	1,656.7	833.0	2,489.7	—	—	2,489.7
	2,689.5	13,856.6	16,546.1	(164.6)	—	16,381.5
Intersegment revenues
Sales of commodities	4,118.5	146.1	4,264.6	—	(4,264.6)	—
Fees from midstream services	0.4	27.7	28.1	—	(28.1)	—
	4,118.9	173.8	4,292.7	—	(4,292.7)	—
Revenues	$6,808.4	$14,030.4	$20,838.8	$(164.6)	$(4,292.7)	$16,381.5
Operating expenses	$814.6	$362.3	$1,176.9	$—
Other segment items (1)	3,681.4	11,313.0	14,994.4	—
Operating margin	2,312.4	2,355.1	4,667.5	(164.6)
Other financial information:
Total assets (2)	$13,576.6	$8,921.6	$22,498.2	$1.9	$234.0	$22,734.1
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	1,955.3	1,216.6	3,171.9	—	19.9	3,191.8

	Year Ended December 31, 2023
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$1,076.1	$12,610.5	$13,686.6	$275.5	$—	$13,962.1
Fees from midstream services	1,366.5	731.7	2,098.2	—	—	2,098.2
	2,442.6	13,342.2	15,784.8	275.5	—	16,060.3
Intersegment revenues
Sales of commodities	4,786.3	267.9	5,054.2	—	(5,054.2)	—
Fees from midstream services	2.6	45.7	48.3	—	(48.3)	—
	4,788.9	313.6	5,102.5	—	(5,102.5)	—
Revenues	$7,231.5	$13,655.8	$20,887.3	$275.5	$(5,102.5)	$16,060.3
Operating expenses	$746.6	$332.0	$1,078.6	$—
Other segment items (1)	4,402.7	11,375.1	15,777.8	—
Operating margin	2,082.2	1,948.7	4,030.9	275.5
Other financial information:
Total assets (2)	$12,685.2	$7,777.8	$20,463.0	$4.2	$204.6	$20,671.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	1,514.7	910.0	2,424.7	—	18.9	2,443.6

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$2,035.7	$1,241.1	$2,421.3
NGL	12,079.8	12,372.5	10,580.2
Condensate and crude oil	448.3	523.6	519.5
	14,563.8	14,137.2	13,521.0
Non-customer revenue:
Derivative activities - Hedge	90.9	67.8	153.4
Derivative activities - Non-hedge (1)	(251.2)	(313.2)	287.7
	(160.3)	(245.4)	441.1
Total sales of commodities	14,403.5	13,891.8	13,962.1

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	1,793.2	1,632.8	1,342.8
NGL transportation, fractionation and services	311.6	298.4	261.1
Storage, terminaling and export	496.8	497.9	440.7
Other	23.2	60.6	53.6
Total fees from midstream services	2,624.8	2,489.7	2,098.2

Total revenues	$17,028.3	$16,381.5	$16,060.3

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$5,227.5	$4,667.5	$4,030.9
Other operating margin	(5.3)	(164.6)	275.5
Depreciation and amortization expense	(1,515.3)	(1,423.0)	(1,329.6)
General and administrative expense	(406.0)	(384.9)	(348.7)
Other operating income (expense)	30.3	0.4	(1.5)
Interest expense, net	(852.8)	(767.2)	(687.8)
Equity earnings (loss)	11.8	9.4	9.0
Other, net	(3.8)	0.4	(5.3)
Income (loss) before income taxes	$2,486.4	$1,938.0	$1,942.5