Form 10-Q
period 2026-03-31
Targa Resources Corp.
filed 2026-05-07
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, there were 214,643,903 shares of the registrant’s common stock, $0.001 par value, outstanding.

Total number of pages (excluding Exhibits): 48

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
•
changes in laws and regulations, particularly with regard to taxes, tariffs and international trade, safety and the protection of the environment; and
•
the risks described in our annual report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) and our reports and registration statements filed from time to time with the United States Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this quarterly report on Form 10-Q for the quarter ended March 31, 2026 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$100.1	$166.1
Trade receivables, net of allowances of $0.7 million and $0.7 million as of March 31, 2026 and December 31, 2025	1,691.7	1,474.6
Inventories	334.4	429.3
Assets from risk management activities	100.6	154.7
Other current assets	211.4	138.0
Total current assets	2,438.2	2,362.7
Property, plant and equipment, net	21,770.9	20,534.8
Intangible assets, net	2,201.2	1,651.4
Long-term assets from risk management activities	38.5	35.0
Investments in unconsolidated affiliates	315.0	307.1
Other long-term assets	343.5	327.4
Total assets	$27,107.3	$25,218.4

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,987.9	$1,873.0
Accrued liabilities	193.2	358.6
Interest payable	149.8	311.0
Liabilities from risk management activities	368.1	234.1
Current debt obligations	696.9	770.1
Total current liabilities	3,395.9	3,546.8
Long-term debt	18,434.9	16,662.4
Long-term liabilities from risk management activities	112.8	22.5
Deferred income taxes, net	1,479.2	1,393.5
Other long-term liabilities	415.5	395.0
Contingencies (see Note 12)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of March 31, 2026 and December 31, 2025)	0.2	0.2
Issued Outstanding
March 31, 2026 243,245,513 214,729,502
December 31, 2025 242,770,213 214,662,156
Additional paid-in capital	3,111.3	3,088.1
Retained earnings (deficit)	2,556.9	2,294.4
Accumulated other comprehensive income (loss)	(14.7)	113.8
Treasury stock, at cost (28,516,011 shares and 28,108,057 shares as of March 31, 2026 and December 31, 2025)	(2,517.2)	(2,428.6)
Total Targa Resources Corp. stockholders’ equity	3,136.5	3,067.9
Noncontrolling interests	132.5	130.3
Total owners’ equity	3,269.0	3,198.2
Total liabilities and owners’ equity	$27,107.3	$25,218.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,344.6	$3,884.4
Fees from midstream services	750.1	677.1
Total revenues	4,094.7	4,561.5
Costs and expenses:
Product purchases and fuel	2,394.5	3,257.8
Operating expenses	333.7	303.6
Depreciation and amortization expense	426.0	367.6
General and administrative expense	107.8	94.5
Other operating (income) expense	(14.2)	(5.3)
Income (loss) from operations	846.9	543.3
Other income (expense):
Interest expense, net	(227.6)	(197.1)
Equity earnings (loss)	8.6	5.5
Other, net	(16.6)	0.3
Income (loss) before income taxes	611.3	352.0
Income tax (expense) benefit	(123.9)	(72.2)
Net income (loss)	487.4	279.8
Less: Net income (loss) attributable to noncontrolling interests	7.8	9.3
Net income (loss) attributable to Targa Resources Corp.	479.6	270.5
Premium on repurchase of noncontrolling interests, net of tax	—	70.5
Net income (loss) attributable to common shareholders	$479.6	$200.0

Net income (loss) per common share - basic	$2.22	$0.91
Net income (loss) per common share - diluted	$2.21	$0.91
Weighted average shares outstanding - basic	214.8	217.9
Weighted average shares outstanding - diluted	215.5	218.7

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026			2025
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$487.4			$279.8
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(166.9)	$38.2	(128.7)	$(33.8)	$7.7	(26.1)
Settlements reclassified to revenues	0.2	—	0.2	6.1	(1.4)	4.7
Other comprehensive income (loss)	(166.7)	38.2	(128.5)	(27.7)	6.3	(21.4)
Comprehensive income (loss)			358.9			258.4
Less: Comprehensive income (loss) attributable to noncontrolling interests			7.8			9.3
Comprehensive income (loss) attributable to Targa Resources Corp.			$351.1			$249.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$487.4	$279.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	4.9	3.9
Compensation on equity grants	23.2	17.6
Depreciation and amortization expense	426.0	367.6
Deferred income tax expense (benefit)	123.9	56.9
Equity (earnings) loss of unconsolidated affiliates	(8.6)	(5.5)
Distributions of earnings received from unconsolidated affiliates	1.7	2.4
Risk management activities	110.3	248.8
Other, net	15.8	3.9
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(198.0)	217.1
Inventories	96.0	78.8
Accounts payable, accrued liabilities and other liabilities	(181.9)	(169.3)
Interest payable	(161.2)	(147.6)
Net cash provided by (used in) operating activities	739.5	954.4
Cash flows from investing activities
Outlays for property, plant and equipment	(899.5)	(792.2)
Outlays for business acquisition, net of cash acquired	(1,261.3)	—
Investments in unconsolidated affiliates	(4.0)	(23.8)
Return of capital from unconsolidated affiliates	3.0	2.5
Other, net	0.9	0.2
Net cash provided by (used in) investing activities	(2,160.9)	(813.3)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings of commercial paper notes	31,824.0	25,432.0
Repayments of commercial paper notes	(31,528.0)	(25,642.5)
Proceeds from borrowings under accounts receivable securitization facility	1,200.0	870.0
Repayments of accounts receivable securitization facility	(600.0)	(600.0)
Proceeds from issuance of senior unsecured notes	1,498.4	1,993.9
Redemption of senior unsecured notes	(687.1)	—
Principal payments of finance leases	(23.8)	(14.6)
Costs incurred in connection with financing arrangements	(15.0)	(29.3)
Repurchases of common stock	(55.0)	(124.9)
Shares tendered for tax withholding obligations	(33.6)	(46.5)
Distributions to noncontrolling interests	(5.6)	(17.9)
Repurchase of noncontrolling interests	—	(1,800.0)
Dividends paid to common shareholders	(218.9)	(167.2)
Net cash provided by (used in) financing activities	1,355.4	(147.0)
Net change in cash and cash equivalents	(66.0)	(5.9)
Cash and cash equivalents, beginning of period	166.1	157.3
Cash and cash equivalents, end of period	$100.1	$151.4

See notes to consolidated financial statements

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2025	214,662	$0.2	$3,088.1	$2,294.4	$113.8	28,108	$(2,428.6)	$130.3	$3,198.2
Compensation on equity grants	—	—	23.2	—	—	—	—	—	23.2
Dividend equivalent rights	—	—	—	(1.1)	—	—	—	—	(1.1)
Shares issued under compensation program	476	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(180)	—	—	—	—	180	(33.6)	—	(33.6)
Repurchases of common stock	(228)	—	—	—	—	228	(55.0)	—	(55.0)
Common stock dividends
Dividends - $1.00 per share	—	—	—	(216.0)	—	—	—	—	(216.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5.6)	(5.6)
Other comprehensive income (loss)	—	—	—	—	(128.5)	—	—	—	(128.5)
Net income (loss)	—	—	—	479.6	—	—	—	7.8	487.4
Balance, March 31, 2026	214,730	$0.2	$3,111.3	$2,556.9	$(14.7)	28,516	$(2,517.2)	$132.5	$3,269.0

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	17.6	—	—	—	—	—	17.6
Dividend equivalent rights	—	—	—	(0.7)	—	—	—	—	(0.7)
Shares issued under compensation program	564	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(216)	—	—	—	—	216	(46.5)	—	(46.5)
Repurchases of common stock	(651)	—	—	—	—	651	(124.9)	—	(124.9)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.5)	—	(0.5)
Common stock dividends
Dividends - $0.75 per share	—	—	—	(164.5)	—	—	—	—	(164.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4.7)	(4.7)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	(21.4)	—	—	—	(21.4)
Net income (loss)	—	—	—	270.5	—	—	—	9.3	279.8
Balance, March 31, 2025	217,461	$0.2	$3,036.2	$1,295.3	$6.1	24,867	$(1,886.3)	$121.2	$2,572.7

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

In this Quarterly Report, unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” “Targa” or “TRGP” are intended to mean our consolidated business and operations. TRGP controls the general partner of and owns all of the outstanding common units representing limited partner interests in Targa Resources Partners LP, referred to herein as the “Partnership.” Targa consolidates the Partnership and its subsidiaries under GAAP, and the accompanying consolidated financial statements have been prepared under the rules and regulations of the SEC. Targa’s consolidated financial statements include differences from the consolidated financial statements of the Partnership. The most noteworthy differences are:

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

See “Note 16 – Segment Information” for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in “Note 3 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the three months ended March 31, 2026.

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

Badlands Acquisition

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

Dovetail Acquisition

In December 2025, we completed the purchase of all of the membership interests in Dovetail Midstream, LLC (“Dovetail”), a wholly-owned subsidiary of Riley Exploration Permian, Inc (“Riley”) and the purchase of certain compressor assets from Riley for aggregate cash consideration of approximately $122.8 million, subject to customary closing adjustments (the “Dovetail Acquisition”). The assets acquired in the Dovetail Acquisition primarily consist of compression and natural gas gathering infrastructure in Eddy County, New Mexico. Subject to certain volume-based performance thresholds, additional cash of up to $60.0 million may be payable to Riley over a five-year period from the acquisition date.

The Dovetail Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in “Note 11 – Fair Value Measurements.” These inputs require judgments and estimates at the time of valuation.

We are in the process of finalizing valuations related to property, plant and equipment, goodwill, and contingent consideration. The final valuation will be completed no later than one year from the acquisition date.

Stakeholder Acquisition

In January 2026, we completed the acquisition of all of the membership interests in Stakeholder Midstream, LLC (“Stakeholder”) for a purchase price of $1.25 billion (the “Stakeholder Acquisition”), subject to customary closing adjustments. We acquired a portfolio of complementary Permian Basin midstream infrastructure assets, including approximately 480 miles of natural gas pipelines, approximately 180 MMcf/d of cryogenic natural gas processing and sour treating capacity, carbon capture activities generating 45Q tax credits, and a small crude oil gathering system. The Stakeholder assets have been integrated into our Permian Delaware operations. The acquisition had an effective date of January 1, 2026. We used $650.0 million in borrowings from our Commercial Paper Program and $600.0 million from our Securitization Facility to fund the Stakeholder Acquisition.

The Stakeholder Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations from estimates and assumptions that management believes are reasonable; however, management’s estimates and assumptions are subject to change upon the completion of the final valuations or as information necessary to complete the fair value analysis is obtained. The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), expectations regarding customer contracts and relationships, tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in “Note 11 – Fair Value Measurements.” These inputs require judgments and estimates at the time of valuation. We are in the process of finalizing valuations related to the Stakeholder Acquisition, including the fair value of the property, plant and equipment and identifiable intangible assets acquired. The final valuation will be completed no later than one year from the acquisition date.

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed:

Cash and cash equivalents	$24.9
Trade receivables	82.9
Other current assets	2.9
Property, plant and equipment, net	595.1
Intangible assets, net	653.0
Current liabilities	(59.7)
Other long-term liabilities	(7.9)
Purchase price	$1,291.2

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

The preliminary value of intangible assets is comprised of customer relationships, which represent the estimated value of existing long-term contracts with customers and the expected continuation of those relationships through future renewals, that will be amortized in a manner that closely resembles the expected benefit pattern of the intangible assets over an estimated useful life of 12 years. The associated useful lives of intangible assets were based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The preliminary fair value of customer relationships was determined at the date of acquisition based on the present value of estimated future cash flows using the multi-period excess earnings method. The significant assumptions used by management in determining the fair value of customer relationships intangible assets include future revenues, discount rate, and customer attrition rates.

The results of operations attributable to the assets and liabilities acquired in the Stakeholder Acquisition have been included in our consolidated financial statements as part of our Permian Delaware operations in our Gathering and Processing segment since the date of the acquisition. Revenues and Net Income attributable to the assets acquired for the period January 1, 2026 through March 31, 2026 were $59.7 million and $9.8 million, respectively. We expensed $8.9 million of acquisition-related costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 2026 and 2025 as if the Stakeholder Acquisition had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

The summarized unaudited pro forma information reflects certain adjustments directly attributable to the Stakeholder Acquisition, including those due to conforming the acquiree’s presentation of revenue to Targa’s accounting policies, incremental depreciation and amortization related to the stepped-up fair value of assets acquired, recognition of incremental interest expense related to debt issued in connection with the acquisition, and recognition of transaction costs incurred. The pro forma information includes the income tax effects of the adjustments. The unaudited pro forma information does not reflect any anticipated cost savings, synergies or integration costs related to the Stakeholder Acquisition.

	Three Months Ended March 31,
	2026	2025
Revenues	$4,094.7	$4,612.6
Net income (loss)	493.4	264.9

Note 5 — Property, Plant and Equipment and Intangible Assets

	March 31, 2026	December 31, 2025	Estimated Useful Lives (In Years)
Gathering systems	$12,815.9	$12,431.3	5 to 20
Processing and fractionation facilities	11,672.4	10,477.3	5 to 25
Terminaling and storage facilities	1,668.5	1,648.4	5 to 25
Transportation assets	4,774.8	4,536.0	10 to 50
Other property, plant and equipment	621.8	586.5	3 to 25
Land	215.2	209.3	—
Construction in progress	2,461.7	2,804.9	—
Finance lease right-of-use assets	520.7	507.4	5 to 14
Property, plant and equipment	34,751.0	33,201.1
Accumulated depreciation, amortization and impairment	(12,980.1)	(12,666.3)
Property, plant and equipment, net	$21,770.9	$20,534.8

Intangible assets	5,031.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,829.8)	(2,726.6)
Intangible assets, net	$2,201.2	$1,651.4

During the three months ended March 31, 2026 and 2025 depreciation expense was $322.8 million and $286.1 million, respectively.

Intangible Assets

Intangible assets consist of customer contracts and customer relationships acquired in our business combinations. The fair value of these acquired intangible assets were determined at the date of acquisition based on the present values of estimated future cash flows. Amortization expense attributable to these assets is recorded over the periods in which we benefit from services provided to customers.

During the three months ended March 31, 2026 and 2025, amortization expense was $103.2 million and $81.5 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $412.9 million, $377.3 million, $327.1 million, $286.2 million and $240.4 million for each of the years 2026 through 2030, respectively.

The following table shows the changes in our intangible assets for the period presented:

Three Months Ended March 31, 2026
Balance at beginning of period	$1,651.4
Additions from Stakeholder Acquisition	653.0
Amortization	(103.2)
Balance at end of period	$2,201.2

Note 6 — Investments in Unconsolidated Affiliates

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2024	Equity Earnings (Loss)	Cash Distributions	Contributions	Balance at March 31, 2025
Little Missouri 4	$84.3	$3.3	$(4.9)	$4.9	$87.6
GCF	66.4	1.0	—	—	67.4
Cayenne	12.3	1.5	—	—	13.8
Blackcomb	30.3	(0.3)	—	18.9	48.9
Total	$193.3	$5.5	$(4.9)	$23.8	$217.7

	Balance at December 31, 2025	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at March 31, 2026
Little Missouri 4	$93.7	$3.5	$(4.7)	$0.3	$92.8
GCF	69.2	0.1	—	1.9	71.2
Cayenne	12.3	2.2	—	—	14.5
Blackcomb	131.9	2.8	—	1.8	136.5
Total	$307.1	$8.6	$(4.7)	$4.0	$315.0

(1)
Includes capitalized interest of $1.8 million related to our contributions to Blackcomb.

Note 7 — Debt Obligations

	March 31, 2026	December 31, 2025
Current:
Partnership accounts receivable securitization facility, due August 2026 (1)	$600.0	$—
Senior unsecured notes issued by the Partnership: (2)
6.875% fixed rate, due January 2029 (3)	—	679.3
Debt issuance costs, net of amortization (3)	—	(2.3)
Finance lease liabilities	96.9	93.1
Current debt obligations	696.9	770.1

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (4)	457.0	161.0
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
4.350% fixed rate, due January 2029	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.900% fixed rate, due September 2030	750.0	750.0
4.350% fixed rate, due April 2031 (5)	750.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035	1,000.0	1,000.0
5.650% fixed rate, due February 2036	750.0	750.0
5.400% fixed rate, due July 2036	1,000.0	1,000.0
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055	1,000.0	1,000.0
6.050% fixed rate, due May 2056 (5)	750.0	—
Unamortized discount	(39.4)	(38.3)
Senior unsecured notes issued by the Partnership: (2)
5.000% fixed rate, due January 2028	700.3	700.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	18,317.5	16,522.6
Debt issuance costs, net of amortization	(132.2)	(120.6)
Finance lease liabilities	249.6	260.4
Long-term debt	18,434.9	16,662.4
Total debt obligations	$19,131.8	$17,432.5
Irrevocable standby letters of credit: (4)
Letters of credit outstanding under the TRGP senior revolving credit facility	$17.9	$20.0

(1)
As of March 31, 2026, the Partnership had $600.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in no remaining availability.
(2)
We guarantee all of the Partnership’s outstanding senior unsecured notes.
(3)
On January 15, 2026, we used borrowings under the Commercial Paper Program and available cash to fund the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029.
(4)
We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under the $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had approximately $0.5 billion of borrowings outstanding, resulting in approximately $3.0 billion of availability under the TRGP Revolver as of March 31, 2026, after accounting for outstanding letters of credit.
(5)
In March 2026, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.350% Senior Unsecured Notes due 2031 and (ii) $750.0 million aggregate principal amount of our 6.050% Senior Unsecured Notes due 2056, resulting in net proceeds of approximately $1,483.2 million. We used a portion of the net proceeds to reduce borrowings under the Commercial Paper Program.

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the three months ended March 31, 2026:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	3.9% - 4.0%	3.9%
Securitization Facility	4.4% - 4.5%	4.5%

Compliance with Debt Covenants

As of March 31, 2026, we were in compliance with the covenants contained in our various debt agreements.

Senior Unsecured Notes Issuance

In March 2026, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.350% Senior Unsecured Notes due 2031 (the “4.350% Notes due 2031”) and (ii) $750.0 million aggregate principal amount of our 6.050% Senior Unsecured Notes due 2056 (the “6.050% Notes due 2056”) (collectively, the “March 2026 Senior Unsecured Notes”), resulting in net proceeds of approximately $1,483.2 million. The March 2026 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. The March 2026 Senior Unsecured Notes were issued pursuant to the Indenture, dated as of April 6, 2022, as supplemented by that certain Thirteenth Supplemental Indenture, dated as of March 2, 2026, among us, each subsidiary guarantor and U.S. Bank Trust Company, National Association, as trustee. In connection with the offering, we recorded debt issuance costs of $15.2 million and discount of $1.6 million as reductions to the carrying value of the March 2026 Senior Unsecured Notes in Long-term debt on our Consolidated Balance Sheets. We used the net proceeds from the debt issuance for general corporate purposes, including to reduce borrowings under the Commercial Paper Program.

Debt Repurchases & Extinguishments

In January 2026, we completed the redemption of all of the $679.3 million aggregate principal amount of the Partnership’s 6.875% Senior Unsecured Notes due 2029 for a total cash payment of $687.1 million inclusive of redemption premium. We recognized a debt extinguishment loss of $10.1 million, comprised of $7.8 million related to the redemption premium paid and $2.3 million from the write-off of debt issuance costs.

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

For the three months ended March 31, 2026, we repurchased 227,801 shares of our common stock at a weighted average per share price of $241.43 for a total net cost of $55.0 million. For the three months ended March 31, 2025, we repurchased 651,163 shares of our common stock at a weighted average per share price of $191.86 for a total net cost of $124.9 million. As of March 31, 2026, there was $1,318.6 million remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2026, we declared an increase to our common dividend to $1.25 per common share, or $5.00 per common share annualized, effective for the first quarter of 2026.

The following table details the dividends declared and/or paid by us to common shareholders for the three months ended March 31, 2026:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2026	May 15, 2026	$270.4	$268.3	$2.1	$1.25
December 31, 2025	February 13, 2026	217.1	215.0	2.1	1.00

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$479.6	$270.5
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	70.5
Net income (loss) attributable to common shareholders	479.6	200.0
Less: Participating share-based earnings (2)	2.5	1.2
Net income (loss) allocated to common shareholders for basic earnings per share	$477.1	$198.8

Weighted average shares outstanding - basic	214.8	217.9
Dilutive effect of unvested restricted stock awards	0.7	0.8
Weighted average shares outstanding - diluted	215.5	218.7

Net income (loss) available per common share - basic	$2.22	$0.91
Net income (loss) available per common share - diluted	$2.21	$0.91

(1)
Represents premium paid on the Badlands Transaction. See “Note 4 – Acquisitions and Joint Ventures.”
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

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock awards	0.8	1.1

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

At March 31, 2026, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2026	2027	2028	2029
Natural Gas	Swaps	MMBtu/d	93,313	77,778	77,230	—
Natural Gas	Basis Swaps	MMBtu/d	483,282	356,829	279,798	24,959
NGL	Swaps	Bbl/d	32,377	24,258	23,669	—
NGL	Futures	Bbl/d	15,247	271	—	—
Condensate	Swaps	Bbl/d	8,263	3,316	3,244	—

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $22.1 million as of March 31, 2026. The maximum loss attributable to any individual counterparty would be up to $4.7 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of March 31, 2026		Fair Value as of December 31, 2025
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$83.4	$(115.0)	$137.1	$(14.8)
	Long-term	34.8	(26.2)	26.1	(6.9)
Total derivatives designated as hedging instruments		$118.2	$(141.2)	$163.2	$(21.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$17.2	$(253.1)	$17.6	$(219.3)
	Long-term	3.7	(86.6)	8.9	(15.6)
Total derivatives not designated as hedging instruments		$20.9	$(339.7)	$26.5	$(234.9)
Total current position		$100.6	$(368.1)	$154.7	$(234.1)
Total long-term position		38.5	(112.8)	35.0	(22.5)
Total derivatives		$139.1	$(480.9)	$189.7	$(256.6)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
March 31, 2026	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$100.1	$(368.1)	$90.9	$9.2	$(186.3)
Counterparties without offsetting positions - assets	0.5	—	—	0.5	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	100.6	(368.1)	90.9	9.7	(186.3)
Long-Term Position
Counterparties with offsetting positions or collateral	38.5	(96.5)	25.5	8.1	(40.6)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	38.5	(112.8)	25.5	8.1	(56.9)
Total Derivatives
Counterparties with offsetting positions or collateral	138.6	(464.6)	116.4	17.3	(226.9)
Counterparties without offsetting positions - assets	0.5	—	—	0.5	—
Counterparties without offsetting positions - liabilities	—	(16.3)	—	—	(16.3)
	$139.1	$(480.9)	$116.4	$17.8	$(243.2)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$133.3	$(234.1)	$29.6	$31.3	$(102.5)
Counterparties without offsetting positions - assets	21.4	—	—	21.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	154.7	(234.1)	29.6	52.7	(102.5)
Long-Term Position
Counterparties with offsetting positions or collateral	33.4	(22.5)	(2.7)	15.3	(7.1)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	35.0	(22.5)	(2.7)	16.9	(7.1)
Total Derivatives
Counterparties with offsetting positions or collateral	166.7	(256.6)	26.9	46.6	(109.6)
Counterparties without offsetting positions - assets	23.0	—	—	23.0	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$189.7	$(256.6)	$26.9	$69.6	$(109.6)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of March 31, 2026, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $236.4 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of March 31, 2026, we would not be required to post collateral to any counterparty and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $341.8 million as of March 31, 2026. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods presented:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2026	2025
Commodity contracts	$(166.9)	$(33.8)

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss)	2026	2025
Revenues	$(0.2)	$(6.1)

As of March 31, 2026, we expect to reclassify commodity hedge related net deferred losses of $35.1 million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of March 31, 2026, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through 2028.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended March 31, 2026, we had unrealized mark-to-market losses primarily driven by unfavorable movement in natural gas forward basis prices.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended March 31,
as Hedging Instruments	Derivatives	2026	2025
Commodity contracts	Revenue	$(243.5)	$(285.2)

See “Note 11 – Fair Value Measurements” and “Note 16 – Segment Information” for additional disclosures related to derivative instruments and hedging activities.

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at March 31, 2026 represent a net liability position of $341.8 million which reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $524.1 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of $159.5 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	March 31, 2026
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$138.3	$138.3	$—	$137.2	$1.1
Liabilities from commodity derivative contracts (1)	480.1	480.1	—	480.0	0.1
Contingent consideration liability	7.6	7.6	—	—	7.6
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	100.1	100.1	—	—	—
TRGP Revolver and Commercial Paper Program	457.0	457.0	—	457.0	—
TRGP Senior unsecured notes	14,210.6	14,226.7	—	14,226.7	—
Partnership’s Senior unsecured notes	3,649.9	3,606.8	—	3,606.8	—
Securitization Facility	600.0	600.0	—	600.0	—

	December 31, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$189.3	$189.3	$—	$189.2	$0.1
Liabilities from commodity derivative contracts (1)	256.2	256.2	—	255.2	1.0
Contingent consideration liability	0.3	0.3	—	—	0.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	166.1	166.1	—	—	—
TRGP Revolver and Commercial Paper Program	161.0	161.0	—	161.0	—
TRGP Senior unsecured notes	12,711.7	12,928.6	—	12,928.6	—
Partnership’s Senior unsecured notes	4,329.2	4,316.2	—	4,316.2	—

(1)
The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in “Note 10 – Derivative Instruments and Hedging Activities.” The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

Additional Information Regarding Level 3 Fair Value Measurements Included on Our Consolidated Balance Sheets

We report certain of our swaps at fair value using Level 3 inputs due to such derivative instruments not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivative instruments valued using indicative price quotations whose contract length extends into unobservable periods. The fair value of these swaps was determined using a discounted cash flow valuation technique based on a commodity forward curve, which is based on observable or public data sources and extrapolated when observable prices are not available. The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives were the forward natural gas pricing inputs, for which a significant portion of the derivative instruments’ term is beyond available forward pricing.

The fair value of the contingent consideration was determined using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted volumes, term of the earn-out period, risk-adjusted discount rate, and volatility associated with the underlying assets. The inputs are not observable; therefore, the entire valuation of the contingent consideration is categorized in Level 3. The fair value of the contingent consideration is recorded within Other long-term liabilities on our Consolidated Balance Sheets. Subsequent changes in the fair value of this liability are included in Other income (expense) in our Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities, such as long-lived assets, are measured at fair value on a nonrecurring basis at acquisition or whenever impairment indicators are present. For disclosures related to valuation techniques used in the Stakeholder Acquisition, see “Note 4 – Acquisitions and Joint Ventures.”

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

Note 12 — Contingencies

Legal Proceedings

We and the Partnership are parties to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We and the Partnership are also parties to various proceedings with governmental environmental agencies, including, but not limited to the U.S. Environmental Protection Agency (the “EPA”), Texas Commission on Environmental Quality, Oklahoma Department of Environmental Quality, New Mexico Environment Department (the “NMED”), Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert monetary sanctions for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business.

On July 24, 2023, we received a Notice of Violation (the “New Mexico NOV”) from the NMED, Air Quality Bureau, relating to alleged air permit violations at the Red Hills gas processing facility. The alleged air permit violations occurred primarily between August 1, 2021 and June 30, 2022, while the facility was owned by Lucid Energy Delaware, LLC (“Lucid”), a subsidiary we acquired in July 2022 and renamed Targa Northern Delaware LLC. On December 5, 2024, we received a proposed Administrative Compliance Order (the “ACO”) from the NMED relating to the violations identified in the New Mexico NOV and certain other alleged violations. The ACO includes a proposed civil penalty of approximately $47.8 million and requires certain capital improvements to address the operations and excess air emissions at the Red Hills processing facility. These capital improvements, totaling approximately $140 million, were substantially completed by December 31, 2024.

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

	2026	2027	2028 and after
Fixed consideration to be recognized as of March 31, 2026	$301.3	$436.3	$1,975.3

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

Deferred revenue as of March 31, 2026 and December 31, 2025 was $142.8 million and $135.7 million, respectively. As of March 31, 2026, $22.0 million of deferred revenue is included in Accrued liabilities and $120.8 million is included in Other long-term liabilities on our Consolidated Balance Sheets. Deferred revenue includes contributions in aid of construction received from customers related to owned property, plant, and equipment for which revenue is recognized over the expected contract term. Deferred revenue also includes consideration received in 2015 and 2017 amendments to a gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized through the end of the agreement’s term in 2035.

For the three months ended March 31, 2026 and 2025, we recognized revenue of $5.3 million and $5.1 million, respectively, from prior period deferral.

For disclosures related to disaggregated revenue, see “Note 16 – Segment Information.”

Note 14 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three months ended March 31, 2026 is lower than the U.S. corporate statutory rate of 21% primarily due to excess tax-deductible stock compensation. Our effective tax rate for the three months ended March 31, 2025 was lower than the U.S. corporate statutory rate of 21% primarily due to excess tax-deductible stock compensation, partially offset by state income taxes.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of March 31, 2026 and December 31, 2025, our valuation allowance was $5.9 million.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of March 31, 2026, examinations by the Internal Revenue Service (“IRS”) are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. While the OBBBA has not materially impacted our effective tax rate, it has substantially reduced our current cash taxes.

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

Note 15 — Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Cash:
Interest paid, net of capitalized interest (1)	$384.0	$340.9
Income taxes paid, net of refunds	0.7	0.8
Non-cash investing activities:
Impact of net accruals on capital expenditures	48.8	(173.5)
Change in ARO liability and property, plant and equipment, net due to additions and revised cash flow estimates	11.5	0.9
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$—	$(13.2)
Changes in lease liabilities from recognition (derecognition) of right-of-use assets:
Operating lease	$1.5	$(9.7)
Finance lease	17.0	12.7

(1)
Interest capitalized on major projects was $30.7 million and $13.6 million for the three months ended March 31, 2026 and 2025.

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

The following tables show reportable segment information for the periods presented:

	Three Months Ended March 31, 2026
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$285.6	$3,169.3	$3,454.9	$(110.3)	$—	$3,344.6
Fees from midstream services	574.5	175.6	750.1	—	—	750.1
	860.1	3,344.9	4,205.0	(110.3)	—	4,094.7
Intersegment revenues
Sales of commodities	918.3	57.1	975.4	—	(975.4)	—
Fees from midstream services	(0.9)	9.2	8.3	—	(8.3)	—
	917.4	66.3	983.7	—	(983.7)	—
Revenues	$1,777.5	$3,411.2	$5,188.7	$(110.3)	$(983.7)	$4,094.7
Operating expenses	$233.6	$100.2	$333.8	$—
Other segment items (1)	840.4	2,537.7	3,378.1	—
Operating margin	703.5	773.3	1,476.8	(110.3)
Other financial information:
Total assets (2)	$16,468.3	$10,381.3	$26,849.6	$0.1	$257.6	$27,107.3
Goodwill	118.9	—	118.9	—	—	118.9
Capital expenditures	581.8	358.7	940.5	—	7.8	948.3

	Three Months Ended March 31, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$200.7	$3,932.5	$4,133.2	$(248.8)	$—	$3,884.4
Fees from midstream services	475.1	202.0	677.1	—	—	677.1
	675.8	4,134.5	4,810.3	(248.8)	—	4,561.5
Intersegment revenues
Sales of commodities	1,517.0	59.4	1,576.4	—	(1,576.4)	—
Fees from midstream services	0.2	7.1	7.3	—	(7.3)	—
	1,517.2	66.5	1,583.7	—	(1,583.7)	—
Revenues	$2,193.0	$4,201.0	$6,394.0	$(248.8)	$(1,583.7)	$4,561.5
Operating expenses	$208.2	$95.5	$303.7	$—
Other segment items (1)	1,382.6	3,458.8	4,841.4	—
Operating margin	602.2	646.7	1,248.9	(248.8)
Other financial information:
Total assets (2)	$13,727.9	$8,821.1	$22,549.0	$—	$251.3	$22,800.3
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	433.2	174.7	607.9	—	10.4	618.3

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended March 31,
	2026	2025
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$473.7	$681.9
NGL	2,982.8	3,376.8
Condensate and crude oil	131.8	117.0
	3,588.3	4,175.7
Non-customer revenue:
Derivative activities - Hedge	(0.2)	(6.1)
Derivative activities - Non-hedge (1)	(243.5)	(285.2)
	(243.7)	(291.3)
Total sales of commodities	3,344.6	3,884.4

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	559.7	469.0
NGL transportation, fractionation and services	68.5	73.2
Storage, terminaling and export	123.1	135.4
Other	(1.2)	(0.5)
Total fees from midstream services	750.1	677.1

Total revenues	$4,094.7	$4,561.5

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2026	2025
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$1,476.8	$1,248.9
Other operating margin	(110.3)	(248.8)
Depreciation and amortization expense	(426.0)	(367.6)
General and administrative expense	(107.8)	(94.5)
Other operating income (expense)	14.2	5.3
Interest expense, net	(227.6)	(197.1)
Equity earnings (loss)	8.6	5.5
Other, net	(16.6)	0.3
Income (loss) before income taxes	$611.3	$352.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q for the quarter ended March 31, 2026 (“Quarterly Report”).

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

Recent Developments

In response to increasing production and to meet the infrastructure needs of producers and our downstream customers, our major expansion projects include the following:

Permian Basin Processing Expansions

Our new cryogenic natural gas processing plant additions include:

•
Falcon II plant, a 275 MMcf/d plant in Permian Delaware (the “Falcon II plant”), commenced operations in the first quarter of 2026.
•
East Pembrook plant, a 275 MMcf/d plant in Permian Midland (the “East Pembrook plant”), commenced operations late in the first quarter of 2026.
•
East Driver plant, a 275 MMcf/d plant in Permian Midland (the “East Driver plant”), expected to begin operations in the third quarter of 2026.

•
Copperhead plant, a 275 MMcf/d plant in Permian Delaware (the “Copperhead plant”), expected to begin operations in the first quarter of 2027.
•
Yeti plant, a 275 MMcf/d plant in Permian Delaware (the “Yeti plant”), expected to begin operations in the third quarter of 2027.
•
Yeti II plant, a 275 MMcf/d plant in Permian Delaware (the “Yeti II plant”), expected to begin operations in the fourth quarter of 2027.
•
Roadrunner III plant, a 265 MMcf/d plant in Permian Delaware (the “Roadrunner III plant”), expected to begin operations in the first quarter of 2028.
•
Copperhead II plant, a 275 MMcf/d plant in Permian Delaware (the “Copperhead II plant”), expected to begin operations in the first quarter of 2028.

Fractionation Expansions

Our new 150 MBbl/d fractionation train additions include:

•
Train 11 in Mont Belvieu, Texas (“Train 11”), commenced operations early in the second quarter of 2026.
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

Acquisitions and Joint Ventures

•
In July 2024, we entered into a joint venture (“Blackcomb Joint Venture”) which will construct the Blackcomb pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 365 miles of 42-inch pipeline from the Permian Basin in West Texas to the Agua Dulce area in South Texas. The Blackcomb pipeline is expected to be in service in the fourth quarter of 2026.
•
In April 2025, WhiteWater announced the Blackcomb Joint Venture reached a final investment decision to construct the Traverse pipeline, which is designed to transport up to 2.5 Bcf/d of natural gas through approximately 160 miles of pipeline between the Agua Dulce area and the Katy area. The Traverse pipeline is expected to be in service in mid-2027.
•
In January 2026, we completed the acquisition of all of the membership interests in Stakeholder Midstream, LLC for $1.25 billion in cash (the “Stakeholder Acquisition”). We acquired a portfolio of complementary Permian Basin midstream infrastructure assets which have been integrated into our Permian Delaware operations. The acquisition had an effective date of January 1, 2026.

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

For the three months ended March 31, 2026, we repurchased 227,801 shares of our common stock at a weighted average per share price of $241.43 for a total net cost of $55.0 million. As of March 31, 2026, there was $1,318.6 million remaining under the Share Repurchase Programs.

In April 2026, we declared an increase to our quarterly common dividend to $1.25 per common share, or $5.00 per common share annualized, effective for the first quarter of 2026.

Financing Activities

In January 2026, we used $650.0 million in borrowings from our Commercial Paper Program and $600.0 million from our Securitization Facility to fund the Stakeholder Acquisition.

In January 2026, we completed the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029 (the “Partnership’s 6.875% Notes due 2029”) and recognized a debt extinguishment loss of $10.1 million, comprised of $7.8 million related to the redemption premium paid and $2.3 million from the write-off of debt issuance costs.

In March 2026, we completed an underwritten public offering of (i) $750.0 million aggregate principal amount of our 4.350% Senior Unsecured Notes due 2031 (the “4.350% Notes due 2031”) and (ii) $750.0 million aggregate principal amount of our 6.050% Senior Unsecured Notes due 2056 (the “6.050% Notes due 2056”) (collectively, the “March 2026 Senior Unsecured Notes”), resulting in net proceeds of approximately $1,483.2 million. The March 2026 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our subsidiaries that guarantee the TRGP Revolver, so long as such subsidiary guarantors satisfy certain conditions. We used the net proceeds from the debt issuance for general corporate purposes, including to reduce borrowings under the Commercial Paper Program.

For additional information about our recent debt-related transactions, see “Note 7 – Debt Obligations” to our Consolidated Financial Statements.

Corporation Tax Matters

As of March 31, 2026, examinations by the Internal Revenue Service (the “IRS”) are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. Among other things, the OBBBA indefinitely extends the 100% first-year depreciation allowance on qualified property placed in service after January 19, 2025, includes favorable modifications to the business interest expense limitation, and otherwise extends and enhances certain key provisions of the Tax Cuts & Jobs Act. The OBBBA has multiple effective dates with respect to its various provisions, with certain provisions effective in 2025. While the OBBBA has not materially impacted our effective tax rate, we expect it to substantially decrease Targa’s cash taxes over the next several years.

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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$479.6	$270.5
Interest (income) expense, net	227.6	197.1
Income tax expense (benefit)	123.9	72.2
Depreciation and amortization expense	426.0	367.6
(Gain) loss on sale or disposition of assets	(1.0)	(0.5)
Write-down of assets	4.3	2.0
(Gain) loss from financing activities	10.1	0.6
Equity (earnings) loss	(8.6)	(5.5)
Distributions from unconsolidated affiliates	4.7	4.9
Change in contingent consideration	0.7	—
Compensation on equity grants	23.2	17.6
Risk management activities	110.3	248.8
Noncontrolling interests adjustments (1)	1.9	3.2
Adjusted EBITDA	$1,402.7	$1,178.5
Interest expense on debt obligations (2)	(222.8)	(193.2)
Cash tax (expense) benefit	—	(15.3)
Adjusted Cash Flow from Operations	$1,179.9	$970.0
Maintenance capital expenditures, net (3)	(37.6)	(47.3)
Growth capital expenditures, net (3)	(914.4)	(594.5)
Adjusted Free Cash Flow	$227.9	$328.2

(1)
Represents adjustments related to our subsidiaries with noncontrolling interests, including depreciation and amortization expense as well as earnings for certain plants within our WestTX joint venture not subject to noncontrolling interest accounting.
(2)
Excludes amortization recognized in interest expense.
(3)
Represents capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, and includes contributions to investments in unconsolidated affiliates.

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
	(In millions)
Revenues:
Sales of commodities	$3,344.6	$3,884.4	$(539.8)	(14%)
Fees from midstream services	750.1	677.1	73.0	11%
Total revenues	4,094.7	4,561.5	(466.8)	(10%)
Product purchases and fuel	2,394.5	3,257.8	(863.3)	(26%)
Operating expenses	333.7	303.6	30.1	10%
Depreciation and amortization expense	426.0	367.6	58.4	16%
General and administrative expense	107.8	94.5	13.3	14%
Other operating (income) expense	(14.2)	(5.3)	(8.9)	168%
Income (loss) from operations	846.9	543.3	303.6	56%
Interest expense, net	(227.6)	(197.1)	(30.5)	15%
Equity earnings (loss)	8.6	5.5	3.1	56%
Other, net	(16.6)	0.3	(16.9)	NM
Income tax (expense) benefit	(123.9)	(72.2)	(51.7)	72%
Net income (loss)	487.4	279.8	207.6	74%
Less: Net income (loss) attributable to noncontrolling interests	7.8	9.3	(1.5)	(16%)
Net income (loss) attributable to Targa Resources Corp.	479.6	270.5	209.1	77%
Premium on repurchase of noncontrolling interests, net of tax	—	70.5	(70.5)	(100%)
Net income (loss) attributable to common shareholders	$479.6	$200.0	$279.6	140%
Financial data:
Adjusted EBITDA (1)	$1,402.7	$1,178.5	$224.2	19%
Adjusted cash flow from operations (1)	1,179.9	970.0	209.9	22%
Adjusted free cash flow (1)	227.9	328.2	(100.3)	(31%)

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The decrease in commodity sales reflected lower NGL, natural gas and condensate prices ($1,064.2 million), partially offset by higher NGL, natural gas and condensate volumes ($476.9 million) and the favorable impact of hedges ($47.5 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, partially offset by lower export volumes.

The decrease in product purchases and fuel reflected lower NGL and natural gas prices, partially offset by higher NGL and natural gas volumes.

The increase in operating expenses was primarily due to higher labor and maintenance costs due to increased activity and system expansions, and the acquisition of certain assets in the Permian Basin.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the acquisition of certain assets in the Permian Basin and the impact of system expansions on our asset base.

The increase in general and administrative expense was primarily due to higher compensation and benefits.

The increase in interest expense, net, was primarily due to higher borrowings, partially offset by an increase in capitalized interest.

The decrease in other, net, was primarily due to the premium paid on the redemption of all of the Partnership’s 6.875% Notes due 2029.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income.

The premium on repurchase of noncontrolling interests, net of tax was due to the Badlands Transaction in the first quarter of 2025.

Results of Operations—By Reportable Segment

The following table presents our operating margins by reportable segment:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
March 31, 2026	$703.5	$773.3	$(110.3)
March 31, 2025	602.2	646.7	(248.8)

Gathering and Processing Segment

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
	(In millions, except operating statistics and price amounts)
Operating margin	$703.5	$602.2	$101.3	17%
Operating expenses	233.6	208.2	25.4	12%
Adjusted operating margin	$937.1	$810.4	$126.7	16%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,153.9	2,985.6	168.3	6%
Permian Delaware	3,576.1	3,020.3	555.8	18%
Total Permian	6,730.0	6,005.9	724.1	12%

Central (5)	1,027.3	984.7	42.6	4%

Badlands (5) (6)	127.0	136.9	(9.9)	(7%)

Coastal	547.1	398.8	148.3	37%

Total	8,431.4	7,526.3	905.1	12%
NGL production, MBbl/d (3)
Permian Midland (4)	464.7	429.5	35.2	8%
Permian Delaware	469.6	366.4	103.2	28%
Total Permian	934.3	795.9	138.4	17%

Central (5)	102.1	98.1	4.0	4%

Badlands (5)	16.2	16.4	(0.2)	(1%)

Coastal	37.8	32.7	5.1	16%

Total	1,090.4	943.1	147.3	16%
Crude oil gathered, MBbl/d	135.1	136.1	(1.0)	(1%)
Natural gas sales, BBtu/d (3)	3,040.3	2,592.8	447.5	17%
NGL sales, MBbl/d (3)	625.9	570.2	55.7	10%
Condensate sales, MBbl/d	21.8	18.1	3.7	20%
Average realized prices (7):
Natural gas, $/MMBtu	0.57	2.24	(1.67)	(75%)
NGL, $/gal	0.39	0.50	(0.11)	(22%)
Condensate, $/Bbl	65.51	72.32	(6.81)	(9%)

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	8.4	$2.02	$17.0	7.7	$0.96	$7.4
NGL (MMgal)	67.7	0.01	0.9	97.5	(0.07)	(6.6)
Crude oil (MBbl)	0.7	(4.14)	(2.9)	0.7	1.00	0.7
			$15.0			$1.5

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The increase in adjusted operating margin was predominantly due to higher natural gas inlet volumes in the Permian which drove higher fee-based margin, partially offset by lower commodity prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Pembrook II plant during the third quarter of 2025, the Bull Moose II plant during the fourth quarter of 2025, the Falcon II plant during the first quarter of 2026, continued strong producer activity and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

The increase in operating expenses was primarily due to higher volumes, multiple plant additions and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

Logistics and Transportation Segment

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
	(In millions, except operating statistics)
Operating margin	$773.3	$646.7	$126.6	20%
Operating expenses	100.2	95.5	4.7	5%
Adjusted operating margin	$873.5	$742.2	$131.3	18%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	1,016.8	843.5	173.3	21%
Fractionation volumes	1,145.2	979.9	165.3	17%
Export volumes (3)	437.0	447.7	(10.7)	(2%)
NGL sales	1,304.0	1,186.4	117.6	10%

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The increase in adjusted operating margin was due to higher marketing margin and higher pipeline transportation and fractionation margin. Marketing margin increased due to greater optimization opportunities. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems.

The increase in operating expenses was due to higher repairs and maintenance and higher compensation and benefits.

Other

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
	(In millions)
Operating margin	$(110.3)	$(248.8)	$138.5
Adjusted operating margin	$(110.3)	$(248.8)	$138.5

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

Our Liquidity and Capital Resources

As of March 31, 2026, inclusive of our consolidated joint venture accounts, we had $100.1 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and access to debt and equity capital markets. We have the ability to supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of March 31, 2026, was:

Consolidated Total
(In millions)
Cash on hand (1)	$100.1
Total availability under the Securitization Facility	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,200.1

Outstanding borrowings under the Securitization Facility	(600.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(457.0)
Outstanding letters of credit under the TRGP Revolver	(17.9)
Total liquidity	$3,125.2

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

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of March 31, 2026, we had $17.9 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. On a consolidated basis, at the end of any given month, accounts receivable and payable tied to commodity sales and purchases are relatively balanced, with receivables from customers being offset by plant settlements payable to producers. The factors that typically cause overall variability in our reported total working capital are: (i) our cash position; (ii) liquids inventory levels, which we closely manage, as well as liquids valuations; (iii) changes in payables and accruals related to major growth capital projects; (iv) changes in the fair value of the current portion of derivative contracts; (v) monthly swings in borrowings under the Securitization Facility and changes in other current debt balances; and (vi) major structural changes in our asset base or business operations, such as certain organic growth capital projects and acquisitions or divestitures.

Our working capital as of March 31, 2026 increased $226.4 million compared to December 31, 2025. The increase was primarily due to the redemption of all of the Partnership’s 6.875% Notes due 2029, higher trade receivables resulting from higher natural gas and NGL prices and lower interest payable due to timing of interest payments. The increase was partially offset by a higher outstanding balance on the Securitization Facility, higher net liabilities for hedging activities, lower NGL inventory balance and higher payable balances due to capital spending on growth projects.

Long-term Financing

Our long-term financing consists of potentially raising funds through long-term debt obligations, the issuance of common stock, preferred stock, or joint venture arrangements.

In January 2026, we used $650.0 million in borrowings from our Commercial Paper Program and $600.0 million from our Securitization Facility to fund the Stakeholder Acquisition.

In January 2026, we completed the redemption of all of the Partnership’s 6.875% Notes due 2029 and recognized a debt extinguishment loss of $10.1 million, comprised of $7.8 million related to the redemption premium paid and $2.3 million from the write-off of debt issuance costs.

In March 2026, we completed an underwritten public offering of the 4.350% Notes due 2031 and the 6.050% Notes due 2056, resulting in net proceeds of approximately $1,483.2 million. We used the net proceeds from the debt issuance for general corporate purposes, including to reduce borrowings under the Commercial Paper Program.

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

For information about our debt obligations, see “Note 7 – Debt Obligations” to our Consolidated Financial Statements. For information about our interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Compliance with Debt Covenants

As of March 31, 2026, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Three Months Ended March 31,
2026	2025	2026 vs. 2025
(In millions)
$739.5	$954.4	$(214.9)

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

The decrease in net cash provided by operating activities was primarily due to lower collections from customers resulting from lower revenues in 2026 compared to 2025, as well as higher operating costs, payments for hedging activities, and interest on debt, partially offset by a decrease in payments for product purchases.

Cash Flows from Investing Activities

Three Months Ended March 31,
2026	2025	2026 vs. 2025
(In millions)
$(2,160.9)	$(813.3)	$(1,347.6)

The increase in net cash used in investing activities was primarily due to outlays for the Stakeholder Acquisition and higher outlays for major growth capital projects in 2026.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2026	2025
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,668.5	$2,009.5
Repurchase of noncontrolling interests	—	(1,800.0)
Dividends paid to common shareholders	(218.9)	(167.2)
Contributions from (distributions to) noncontrolling interests, net	(5.6)	(17.9)
Repurchases of shares	(88.6)	(171.4)
Net cash provided by (used in) financing activities	$1,355.4	$(147.0)

The change in net cash provided by (used in) financing activities was due to lower repurchases of noncontrolling interests primarily due to the Badlands Transaction in 2025 and lower repurchases of common stock, partially offset by lower borrowings of debt and higher dividends paid. The decrease in cash flows from our debt activity was due to the redemption of all of the Partnership’s 6.875% Notes due 2029 and lower proceeds from the issuance of our senior unsecured notes in 2026, partially offset by higher net borrowings under the Securitization Facility and the Commercial Paper Program.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent periods presented follows:

Summarized Combined Balance Sheet Information
	March 31, 2026	December 31, 2025
	(In millions)
ASSETS
Current assets	$92.9	$160.3
Current assets - affiliates	3.2	6.5
Long-term assets	74.5	73.3
Total assets	$170.6	$240.1

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$93.5	$928.9
Long-term liabilities	3,747.9	3,749.4
Targa Resources Corp. stockholders’ equity (deficit)	(3,670.8)	(4,438.2)
Total liabilities and owners’ equity (deficit)	$170.6	$240.1

Summarized Combined Statement of Operations Information
	Three Months Ended March 31, 2026	Year Ended December 31, 2025
	(In millions)
Operating income (loss)	$(95.2)	$(357.1)
Net income (loss)	(150.6)	(603.6)

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the three months ended March 31, 2026:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
March 31, 2026	May 15, 2026	$270.4	$268.3	$2.1	$1.25
December 31, 2025	February 13, 2026	217.1	215.0	2.1	1.00

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Capital expenditures:
Growth (1)	$910.4	$570.7
Maintenance (2)	37.9	47.6
Gross capital expenditures	948.3	618.3
Change in capital project payables and accruals, net	(48.8)	173.9
Cash outlays for capital projects	$899.5	$792.2

(1)
Growth capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, and including contributions to investments in unconsolidated affiliates, were $914.4 million and $594.5 million for the three months ended March 31, 2026 and 2025.
(2)
Maintenance capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, were $37.6 million and $47.3 million for the three months ended March 31, 2026 and 2025.

The increase in growth capital expenditures was primarily due to higher construction activities during 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026, there were $62.3 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of March 31, 2026, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We may utilize purchased puts (or floors) and calls (or caps) to hedge additional expected equity commodity volumes without creating volumetric risk. We may buy calls in connection with swap positions to create a price floor with upside. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, collars, purchased puts (or floors), futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of March 31, 2026:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(234.9)	$(160.7)	$(309.1)
NGL	(67.0)	7.8	(141.8)
Crude oil	(39.9)	(6.6)	(73.2)
Total	$(341.8)	$(159.5)	$(524.1)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(243.7) million and $(291.3) million during the three months ended March 31, 2026 and 2025, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $66.9 million at December 31, 2025 to a net liability position of $341.8 million at March 31, 2026. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of March 31, 2026, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of March 31, 2026, we had $1,057.0 million in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $10.6 million based on our March 31, 2026 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $22.1 million as of March 31, 2026. The maximum loss attributable to any individual counterparty as of March 31, 2026 would be up to $4.7 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, revenues from one customer within our Logistics and Transportation segment represented approximately 11% of our consolidated revenues. No customer comprised 10% or greater of our consolidated revenues during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in “Note 12 – Contingencies,” under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp., or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans (in thousands) (2)
January 1, 2026 - January 31, 2026	176,584	$185.35	—	$1,373,581
February 1, 2026 - February 28, 2026	25,775	$232.77	25,775	$1,367,582
March 1, 2026 - March 31, 2026	205,595	$242.42	202,026	$1,318,583

(1)
Includes 227,801 shares purchased under our 2024 Share Repurchase Program, as well as 180,153 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1

Thirteenth Supplemental Indenture, dated as of March 2, 2026, among Targa Resources Corp., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Targa Resources Corp.’s Current Report on Form 8-K filed March 2, 2026 (File No. 001-34991)).

4.2	Form of Notes (included in Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 to Targa Resources Corp.’s Current Report on Form 8-K filed March 2, 2026 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: May 7, 2026	By:	/s/ William A. Byers
William A. Byers
Chief Financial Officer
(Principal Financial Officer)