Form 10-Q
period 2026-06-30
Targa Resources Corp.
filed 2026-08-06
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 214,431,021 shares of the registrant’s common stock, $0.001 par value, outstanding.

Total number of pages (excluding Exhibits): 51

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this quarterly report on Form 10-Q for the quarter ended June 30, 2026 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$132.3	$166.1
Trade receivables, net of allowances of $0.7 million and $0.7 million as of June 30, 2026 and December 31, 2025	1,952.1	1,474.6
Inventories	311.7	429.3
Assets from risk management activities	75.5	154.7
Other current assets	157.5	138.0
Total current assets	2,629.1	2,362.7
Property, plant and equipment, net	23,062.6	20,534.8
Intangible assets, net	2,105.2	1,651.4
Long-term assets from risk management activities	61.6	35.0
Investments in unconsolidated affiliates	317.5	307.1
Other long-term assets	339.1	327.4
Total assets	$28,515.1	$25,218.4

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,108.4	$1,873.0
Accrued liabilities	288.1	358.6
Interest payable	343.4	311.0
Liabilities from risk management activities	113.2	234.1
Current debt obligations	558.0	770.1
Total current liabilities	3,411.1	3,546.8
Long-term debt	19,020.0	16,662.4
Long-term liabilities from risk management activities	149.5	22.5
Deferred income taxes, net	1,732.1	1,393.5
Other long-term liabilities	406.7	395.0
Contingencies (see Note 13)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of June 30, 2026 and December 31, 2025)	0.2	0.2
Issued Outstanding
June 30, 2026 243,246,851 214,422,392
December 31, 2025 242,770,213 214,662,156
Additional paid-in capital	3,129.3	3,088.1
Retained earnings (deficit)	3,050.7	2,294.4
Accumulated other comprehensive income (loss)	74.5	113.8
Treasury stock, at cost (28,824,459 shares and 28,108,057 shares as of June 30, 2026 and December 31, 2025)	(2,598.2)	(2,428.6)
Total Targa Resources Corp. stockholders’ equity	3,656.5	3,067.9
Noncontrolling interests	139.2	130.3
Total owners’ equity	3,795.7	3,198.2
Total liabilities and owners’ equity	$28,515.1	$25,218.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$3,592.9	$3,636.3	$6,937.5	$7,520.7
Fees from midstream services	847.2	623.8	1,597.3	1,300.9
Total revenues	4,440.1	4,260.1	8,534.8	8,821.6
Costs and expenses:
Product purchases and fuel	2,302.0	2,436.0	4,696.5	5,693.8
Operating expenses	354.1	323.6	687.8	627.2
Depreciation and amortization expense	453.1	373.7	879.1	741.3
General and administrative expense	108.1	95.0	215.9	189.5
Other operating (income) expense	(11.7)	(1.8)	(25.9)	(7.1)
Income (loss) from operations	1,234.5	1,033.6	2,081.4	1,576.9
Other income (expense):
Interest expense, net	(236.6)	(218.4)	(464.2)	(415.5)
Equity earnings (loss)	7.8	5.1	16.4	10.6
Other, net	(0.8)	1.0	(17.4)	1.3
Income (loss) before income taxes	1,004.9	821.3	1,616.2	1,173.3
Income tax (expense) benefit	(227.2)	(184.1)	(351.1)	(256.3)
Net income (loss)	777.7	637.2	1,265.1	917.0
Less: Net income (loss) attributable to noncontrolling interests	13.1	8.1	20.9	17.4
Net income (loss) attributable to Targa Resources Corp.	764.6	629.1	1,244.2	899.6
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	70.5
Net income (loss) attributable to common shareholders	$764.6	$629.1	$1,244.2	$829.1

Net income (loss) per common share - basic	$3.54	$2.88	$5.76	$3.79
Net income (loss) per common share - diluted	$3.54	$2.87	$5.75	$3.78
Weighted average shares outstanding - basic	214.6	216.6	214.7	217.2
Weighted average shares outstanding - diluted	215.2	217.3	215.3	218.0

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,
	2026			2025
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$777.7			$637.2
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$126.0	$(28.8)	97.2	$75.8	$(17.3)	58.5
Settlements reclassified to revenues	(10.3)	2.3	(8.0)	(27.7)	6.3	(21.4)
Other comprehensive income (loss)	115.7	(26.5)	89.2	48.1	(11.0)	37.1
Comprehensive income (loss)			866.9			674.3
Less: Comprehensive income (loss) attributable to noncontrolling interests			13.1			8.1
Comprehensive income (loss) attributable to Targa Resources Corp.			$853.8			$666.2

	Six Months Ended June 30,
	2026			2025
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$1,265.1			$917.0
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(40.9)	$9.4	(31.5)	$42.0	$(9.6)	32.4
Settlements reclassified to revenues	(10.1)	2.3	(7.8)	(21.6)	4.9	(16.7)
Other comprehensive income (loss)	(51.0)	11.7	(39.3)	20.4	(4.7)	15.7
Comprehensive income (loss)			1,225.8			932.7
Less: Comprehensive income (loss) attributable to noncontrolling interests			20.9			17.4
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,204.9			$915.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,265.1	$917.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	10.0	7.9
Compensation on equity grants	41.2	34.7
Depreciation and amortization expense	879.1	741.3
Deferred income tax expense (benefit)	350.3	226.7
Equity (earnings) loss of unconsolidated affiliates	(16.4)	(10.6)
Distributions of earnings received from unconsolidated affiliates	11.0	7.4
Risk management activities	7.2	(31.7)
Other, net	18.9	14.0
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(392.5)	319.8
Inventories	106.4	(105.4)
Accounts payable, accrued liabilities and other liabilities	(131.9)	(352.5)
Interest payable	32.4	44.1
Net cash provided by (used in) operating activities	2,180.8	1,812.7
Cash flows from investing activities
Outlays for property, plant and equipment	(1,909.6)	(1,698.3)
Outlays for business acquisition, net of cash acquired	(1,266.3)	—
Investments in unconsolidated affiliates	(5.9)	(75.8)
Return of capital from unconsolidated affiliates	0.9	3.7
Other, net	6.5	0.3
Net cash provided by (used in) investing activities	(3,174.4)	(1,770.1)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings of commercial paper notes	53,736.3	46,656.2
Repayments of commercial paper notes	(53,297.0)	(47,119.7)
Proceeds from borrowings under accounts receivable securitization facility	1,200.0	870.0
Repayments of accounts receivable securitization facility	(749.0)	(1,200.0)
Proceeds from issuance of senior unsecured notes	1,498.4	3,490.7
Redemption of senior unsecured notes	(687.1)	—
Principal payments of finance leases	(52.1)	(30.2)
Costs incurred in connection with financing arrangements	(15.0)	(41.3)
Repurchases of common stock	(135.1)	(449.2)
Shares tendered for tax withholding obligations	(33.6)	(46.7)
Distributions to noncontrolling interests	(12.3)	(24.2)
Repurchase of noncontrolling interests	—	(1,800.4)
Dividends paid to common shareholders	(488.6)	(385.6)
Other, net	(5.1)	(6.4)
Net cash provided by (used in) financing activities	959.8	(86.8)
Net change in cash and cash equivalents	(33.8)	(44.2)
Cash and cash equivalents, beginning of period	166.1	157.3
Cash and cash equivalents, end of period	$132.3	$113.1

See notes to consolidated financial statements

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, March 31, 2026	214,730	$0.2	$3,111.3	$2,556.9	$(14.7)	28,516	$(2,517.2)	$132.5	$3,269.0
Compensation on equity grants	—	—	18.0	—	—	—	—	—	18.0
Dividend equivalent rights	—	—	—	(1.1)	—	—	—	—	(1.1)
Repurchases of common stock	(308)	—	—	—	—	308	(80.1)	—	(80.1)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.9)	—	(0.9)
Common stock dividends
Dividends - $1.25 per share	—	—	—	(269.7)	—	—	—	—	(269.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.4)	(6.4)
Other comprehensive income (loss)	—	—	—	—	89.2	—	—	—	89.2
Net income (loss)	—	—	—	764.6	—	—	—	13.1	777.7
Balance, June 30, 2026	214,422	$0.2	$3,129.3	$3,050.7	$74.5	28,824	$(2,598.2)	$139.2	$3,795.7

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, March 31, 2025	217,461	$0.2	$3,036.2	$1,295.3	$6.1	24,867	$(1,886.3)	$121.2	$2,572.7
Compensation on equity grants	—	—	17.1	—	—	—	—	—	17.1
Dividend equivalent rights	—	—	—	(0.7)	—	—	—	—	(0.7)
Shares issued under compensation program	4	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(1)	—	—	—	—	1	(0.2)	—	(0.2)
Repurchases of common stock	(1,955)	—	—	—	—	1,955	(324.3)	—	(324.3)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(3.2)	—	(3.2)
Common stock dividends
Dividends - $1.00 per share	—	—	—	(218.3)	—	—	—	—	(218.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.0)	(6.0)
Other comprehensive income (loss)	—	—	—	—	37.1	—	—	—	37.1
Net income (loss)	—	—	—	629.1	—	—	—	8.1	637.2
Balance, June 30, 2025	215,509	$0.2	$3,053.3	$1,705.4	$43.2	26,823	$(2,214.0)	$123.3	$2,711.4

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2025	214,662	$0.2	$3,088.1	$2,294.4	$113.8	28,108	$(2,428.6)	$130.3	$3,198.2
Compensation on equity grants	—	—	41.2	—	—	—	—	—	41.2
Dividend equivalent rights	—	—	—	(2.2)	—	—	—	—	(2.2)
Shares issued under compensation program	476	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(180)	—	—	—	—	180	(33.6)	—	(33.6)
Repurchases of common stock	(536)	—	—	—	—	536	(135.1)	—	(135.1)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.9)	—	(0.9)
Common stock dividends
Dividends - $2.25 per share	—	—	—	(485.7)	—	—	—	—	(485.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12.0)	(12.0)
Other comprehensive income (loss)	—	—	—	—	(39.3)	—	—	—	(39.3)
Net income (loss)	—	—	—	1,244.2	—	—	—	20.9	1,265.1
Balance, June 30, 2026	214,422	$0.2	$3,129.3	$3,050.7	$74.5	28,824	$(2,598.2)	$139.2	$3,795.7

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	34.7	—	—	—	—	—	34.7
Dividend equivalent rights	—	—	—	(1.4)	—	—	—	—	(1.4)
Shares issued under compensation program	568	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(217)	—	—	—	—	217	(46.7)	—	(46.7)
Repurchases of common stock	(2,606)	—	—	—	—	2,606	(449.2)	—	(449.2)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(3.7)	—	(3.7)
Common stock dividends
Dividends - $1.75 per share	—	—	—	(382.8)	—	—	—	—	(382.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.7)	(10.7)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	15.7	—	—	—	15.7
Net income (loss)	—	—	—	899.6	—	—	—	17.4	917.0
Balance, June 30, 2025	215,509	$0.2	$3,053.3	$1,705.4	$43.2	26,823	$(2,214.0)	$123.3	$2,711.4

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

See “Note 17 – Segment Information” for certain financial information regarding our business segments.

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in “Note 3 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the six months ended June 30, 2026.

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

The Dovetail Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in “Note 12 – Fair Value Measurements.” These inputs require judgments and estimates at the time of valuation.

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

The Stakeholder Acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations from estimates and assumptions that management believes are reasonable; however, management’s estimates and assumptions are subject to change upon the completion of the final valuations or as information necessary to complete the fair value analysis is obtained. The valuation of the acquired assets and liabilities was prepared using fair value methods and assumptions, including projections of future production volumes, commodity prices, and other cash flows, market-participant assumptions (e.g., discount rate and exit multiple), expectations regarding customer contracts and relationships, tangible asset replacement costs, and other management estimates. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs, as defined in “Note 12 – Fair Value Measurements.” These inputs require judgments and estimates at the time of valuation. We are in the process of finalizing valuations related to the Stakeholder Acquisition, including the fair value of the property, plant and equipment, and identifiable intangible assets acquired. The final valuation will be completed no later than one year from the acquisition date.

The following table summarizes the preliminary fair values assigned to assets acquired and liabilities assumed:

Cash and cash equivalents	$24.9
Trade receivables	82.9
Other current assets	2.9
Property, plant and equipment, net	590.3
Intangible assets, net	659.0
Current liabilities	(59.7)
Other long-term liabilities	(9.1)
Purchase price	$1,291.2

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

The results of operations attributable to the assets and liabilities acquired in the Stakeholder Acquisition have been included in our consolidated financial statements as part of our Permian Delaware operations in our Gathering and Processing segment since the date of the acquisition. Revenues and Net Income attributable to the assets acquired were $65.7 million and $12.7 million, respectively, for the three months ended June 30, 2026, and $125.4 million and $22.5 million, respectively, for the six months ended June 30, 2026. We expensed $8.9 million of acquisition-related costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 2026 and 2025 as if the Stakeholder Acquisition had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,440.1	$4,313.2	$8,534.8	$8,925.9
Net income (loss)	778.8	631.9	1,271.9	897.5

Note 5 — Property, Plant and Equipment and Intangible Assets

	June 30, 2026	December 31, 2025	Estimated Useful Lives (In Years)
Gathering systems	$13,089.6	$12,431.3	5 to 20
Processing and fractionation facilities	11,866.0	10,477.3	5 to 25
Terminaling and storage facilities	1,717.0	1,648.4	5 to 25
Transportation assets	5,037.4	4,536.0	10 to 50
Other property, plant and equipment	650.1	586.5	3 to 25
Land	222.3	209.3	—
Construction in progress	2,816.4	2,804.9	—
Finance lease right-of-use assets (1)	990.6	507.4	5 to 14
Property, plant and equipment	36,389.4	33,201.1
Accumulated depreciation, amortization and impairment	(13,326.8)	(12,666.3)
Property, plant and equipment, net	$23,062.6	$20,534.8

Intangible assets	5,037.0	4,378.0	10 to 20
Accumulated amortization and impairment	(2,931.8)	(2,726.6)
Intangible assets, net	$2,105.2	$1,651.4

(1) The balance as of June 30, 2026 includes amounts related to the amendment of a compressor lease agreement. See “Note 8 – Leases” for further details.

During the three and six months ended June 30, 2026, depreciation expense was $351.1 million and $673.9 million, respectively. During the three and six months ended June 30, 2025, depreciation expense was $292.2 million and $578.3 million, respectively.

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

During the three and six months ended June 30, 2026, amortization expense was $102.0 million and $205.2 million, respectively. During the three and six months ended June 30, 2025, amortization expense was $81.5 million and $163.0 million, respectively.

The estimated annual amortization expense for intangible assets is approximately $410.3 million, $377.2 million, $327.2 million, $286.8 million and $241.2 million for each of the years 2026 through 2030, respectively.

The following table shows the changes in our intangible assets for the period presented:

Six Months Ended June 30, 2026
Balance at beginning of period	$1,651.4
Additions from Stakeholder Acquisition	659.0
Amortization	(205.2)
Balance at end of period	$2,105.2

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2024	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at June 30, 2025
Little Missouri 4	$84.3	$7.6	$(9.7)	$5.1	$87.3
GCF	66.4	0.2	—	0.9	67.5
Cayenne	12.3	3.0	(1.4)	—	13.9
Blackcomb	30.3	(0.2)	—	69.8	99.9
Total	$193.3	$10.6	$(11.1)	$75.8	$268.6
(1)
Includes capitalized interest of $1.9 million related to our contributions to Blackcomb.

	Balance at December 31, 2025	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at June 30, 2026
Little Missouri 4	$93.7	$8.3	$(7.6)	$0.3	$94.7
GCF	69.2	(0.4)	—	1.9	70.7
Cayenne	12.3	4.3	(4.3)	—	12.3
Blackcomb	131.9	4.2	—	3.7	139.8
Total	$307.1	$16.4	$(11.9)	$5.9	$317.5

(1)
Includes capitalized interest of $3.7 million related to our contributions to Blackcomb.

Note 7 — Debt Obligations

	June 30, 2026	December 31, 2025
Current:
Partnership accounts receivable securitization facility, due August 2026 (1)	$451.0	$—
Senior unsecured notes issued by the Partnership: (2)
6.875% fixed rate, due January 2029 (3)	—	679.3
Debt issuance costs, net of amortization (3)	—	(2.3)
Finance lease liabilities (4)	107.0	93.1
Current debt obligations	558.0	770.1

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (5)	600.3	161.0
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027	750.0	750.0
4.350% fixed rate, due January 2029	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.900% fixed rate, due September 2030	750.0	750.0
4.350% fixed rate, due April 2031 (6)	750.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035	1,000.0	1,000.0
5.650% fixed rate, due February 2036	750.0	750.0
5.400% fixed rate, due July 2036	1,000.0	1,000.0
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055	1,000.0	1,000.0
6.050% fixed rate, due May 2056 (6)	750.0	—
Unamortized discount	(38.9)	(38.3)
Senior unsecured notes issued by the Partnership: (2)
5.000% fixed rate, due January 2028	700.3	700.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	18,461.3	16,522.6
Debt issuance costs, net of amortization	(128.4)	(120.6)
Finance lease liabilities (4)	687.1	260.4
Long-term debt	19,020.0	16,662.4
Total debt obligations	$19,578.0	$17,432.5
Irrevocable standby letters of credit: (5)
Letters of credit outstanding under the TRGP senior revolving credit facility	$17.9	$20.0

(1)
As of June 30, 2026, the Partnership had $451.0 million of qualifying receivables under its $600.0 million accounts receivable securitization facility (the “Securitization Facility”), resulting in $149.0 million remaining availability. In July 2026, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to July 30, 2027 and increase the total borrowing capacity from up to $600.0 million to up to $800.0 million.
(2)
We guarantee all of the Partnership’s outstanding senior unsecured notes.
(3)
On January 15, 2026, we used borrowings under the Commercial Paper Program and available cash to fund the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029.
(4)
The balance as of June 30, 2026 includes amounts related to the amendment of a compressor lease agreement. See “Note 8 – Leases” for further details.
(5)
We maintain an unsecured commercial paper note program (the “Commercial Paper Program”), the borrowings of which are supported through maintaining a minimum available borrowing capacity under the $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had approximately $0.6 billion of borrowings outstanding, resulting in approximately $2.9 billion of availability under the TRGP Revolver as of June 30, 2026, after accounting for outstanding letters of credit.
(6)
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

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the six months ended June 30, 2026:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	3.9% - 4.0%	3.9%
Securitization Facility	4.3% - 4.5%	4.4%

Compliance with Debt Covenants

As of June 30, 2026, we were in compliance with the covenants contained in our various debt agreements.

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

Partnership’s Accounts Receivable Securitization Facility

In July 2026, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to July 30, 2027. Additionally, the total capacity of the Securitization Facility increased from up to $600 million to up to $800 million of borrowing capacity, which is comprised of a committed line of up to $600 million and an uncommitted line of up to $200 million. Availability under the Securitization Facility is subject to the value of the underlying receivables.

Note 8 — Leases

During the six months ended June 30, 2026, we amended an existing compressor lease agreement. The amendment, among other things, extended the term through March 2036. Upon commencement of the amendment, the finance lease resulted in an addition to the right-of-use asset and corresponding finance lease liability of approximately $464.6 million.

The weighted-average remaining lease term for our finance leases is 8 years and the weighted-average discount rate for our finance leases is 5.1% as of June 30, 2026.

The following table presents the maturities of our finance lease liabilities under non-cancellable leases as of June 30, 2026:

Finance Leases
2026	$54.5
2027	141.1
2028	119.8
2029	102.3
2030	91.5
Thereafter	450.0
Total undiscounted cash flows	959.2
Less imputed interest	(165.1)
Total lease liabilities	$794.1

Note 9 — Common Stock and Related Matters

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

For the three and six months ended June 30, 2026, we repurchased 308,102 and 535,903 shares of our common stock at a weighted average per share price of $259.93 and $252.07 for a total net cost of $80.1 million and $135.1 million, respectively. For the three and six months ended June 30, 2025, we repurchased 1,955,099 shares and 2,606,262 shares of our common stock at a weighted average per share price of $165.86 and $172.35 for a total net cost of $324.3 million and $449.2 million, respectively. As of June 30, 2026, there was $1,238.5 million remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2026, we declared an increase to our common dividend to $1.25 per common share, or $5.00 per common share annualized, effective for the first quarter of 2026.

The following table details the dividends declared and/or paid by us to common shareholders for the six months ended June 30, 2026:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2026	August 14, 2026	$270.1	$268.0	$2.1	$1.25
March 31, 2026	May 15, 2026	270.8	268.3	2.5	1.25
December 31, 2025	February 13, 2026	217.1	215.0	2.1	1.00

Note 10 — Earnings per Common Share

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$764.6	$629.1	$1,244.2	$899.6
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	—	—	70.5
Net income (loss) attributable to common shareholders	764.6	629.1	1,244.2	829.1
Less: Participating share-based earnings (2)	4.0	4.0	6.4	5.2
Net income (loss) allocated to common shareholders for basic earnings per share	$760.6	$625.1	$1,237.8	$823.9

Weighted average shares outstanding - basic	214.6	216.6	214.7	217.2
Dilutive effect of unvested restricted stock awards	0.6	0.7	0.6	0.8
Weighted average shares outstanding - diluted	215.2	217.3	215.3	218.0

Net income (loss) available per common share - basic	$3.54	$2.88	$5.76	$3.79
Net income (loss) available per common share - diluted	$3.54	$2.87	$5.75	$3.78

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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted stock awards	0.9	1.1	0.8	1.1

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

At June 30, 2026, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2026	2027	2028	2029
Natural Gas	Swaps	MMBtu/d	79,505	77,778	77,230	14,622
Natural Gas	Basis Swaps	MMBtu/d	495,163	423,890	299,798	44,959
NGL	Swaps	Bbl/d	42,076	28,264	27,364	6,540
NGL	Futures	Bbl/d	20,788	701	—	—
Condensate	Swaps	Bbl/d	8,263	6,686	6,639	1,842

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $24.8 million as of June 30, 2026. The range of losses attributable to our individual counterparties would be between $0.1 million and $9.9 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of June 30, 2026		Fair Value as of December 31, 2025
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$64.3	$(20.0)	$137.1	$(14.8)
	Long-term	59.0	(13.3)	26.1	(6.9)
Total derivatives designated as hedging instruments		$123.3	$(33.3)	$163.2	$(21.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$11.2	$(93.2)	$17.6	$(219.3)
	Long-term	2.6	(136.2)	8.9	(15.6)
Total derivatives not designated as hedging instruments		$13.8	$(229.4)	$26.5	$(234.9)
Total current position		$75.5	$(113.2)	$154.7	$(234.1)
Total long-term position		61.6	(149.5)	35.0	(22.5)
Total derivatives		$137.1	$(262.7)	$189.7	$(256.6)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
June 30, 2026	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$72.7	$(113.2)	$1.9	$12.7	$(51.3)
Counterparties without offsetting positions - assets	2.8	—	—	2.8	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	75.5	(113.2)	1.9	15.5	(51.3)
Long-Term Position
Counterparties with offsetting positions or collateral	61.6	(129.0)	46.7	15.8	(36.5)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(20.5)	—	—	(20.5)
	61.6	(149.5)	46.7	15.8	(57.0)
Total Derivatives
Counterparties with offsetting positions or collateral	134.3	(242.2)	48.6	28.5	(87.8)
Counterparties without offsetting positions - assets	2.8	—	—	2.8	—
Counterparties without offsetting positions - liabilities	—	(20.5)	—	—	(20.5)
	$137.1	$(262.7)	$48.6	$31.3	$(108.3)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$133.3	$(234.1)	$29.6	$31.3	$(102.5)
Counterparties without offsetting positions - assets	21.4	—	—	21.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	154.7	(234.1)	29.6	52.7	(102.5)
Long-Term Position
Counterparties with offsetting positions or collateral	33.4	(22.5)	(2.7)	15.3	(7.1)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	35.0	(22.5)	(2.7)	16.9	(7.1)
Total Derivatives
Counterparties with offsetting positions or collateral	166.7	(256.6)	26.9	46.6	(109.6)
Counterparties without offsetting positions - assets	23.0	—	—	23.0	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$189.7	$(256.6)	$26.9	$69.6	$(109.6)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of June 30, 2026, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $107.9 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of June 30, 2026, we would not be required to post collateral to any counterparty and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $125.6 million as of June 30, 2026. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods presented:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2026	2025	2026	2025
Commodity contracts	$126.0	$75.8	$(40.9)	$42.0

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss)	2026	2025	2026	2025
Revenues	$10.3	$27.7	$10.1	$21.6

As of June 30, 2026, we expect to reclassify commodity hedge related net deferred gains of $43.3 million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of June 30, 2026, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through 2029.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three and six months ended June 30, 2026, we had unrealized mark-to-market losses primarily driven by unfavorable movement in natural gas forward basis prices.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Derivatives	2026	2025	2026	2025
Commodity contracts	Revenue	$(68.1)	$206.2	$(311.6)	$(79.0)

See “Note 12 – Fair Value Measurements” and “Note 17 – Segment Information” for additional disclosures related to derivative instruments and hedging activities.

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

Fair Value of Derivative Financial Instruments

Our derivative instruments consist of financially settled commodity swaps, futures and fixed-price forward commodity contracts with certain counterparties. We determine the fair value of our derivative instruments using present value methods with assumptions about commodity prices based on those observed in underlying markets. We have consistently applied these valuation techniques in all periods presented and we believe we have obtained the most accurate information available for the types of derivative instruments we hold.

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at June 30, 2026 represent a net liability position of $125.6 million which reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $306.2 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net asset of $55.0 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	June 30, 2026
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$136.7	$136.7	$—	$136.7	$—
Liabilities from commodity derivative contracts (1)	262.3	262.3	—	262.3	—
Contingent consideration liability	8.2	8.2	—	—	8.2
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	132.3	132.3	—	—	—
TRGP Revolver and Commercial Paper Program	600.3	600.3	—	600.3	—
TRGP Senior unsecured notes	14,211.1	14,285.4	—	14,285.4	—
Partnership’s Senior unsecured notes	3,649.9	3,605.2	—	3,605.2	—
Securitization Facility	451.0	451.0	—	451.0	—

	December 31, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$189.3	$189.3	$—	$189.2	$0.1
Liabilities from commodity derivative contracts (1)	256.2	256.2	—	255.2	1.0
Contingent consideration liability	0.3	0.3	—	—	0.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	166.1	166.1	—	—	—
TRGP Revolver and Commercial Paper Program	161.0	161.0	—	161.0	—
TRGP Senior unsecured notes	12,711.7	12,928.6	—	12,928.6	—
Partnership’s Senior unsecured notes	4,329.2	4,316.2	—	4,316.2	—

(1)
The fair value of derivative contracts in this table is presented on a different basis than the Consolidated Balance Sheets presentation as disclosed in “Note 11 – Derivative Instruments and Hedging Activities.” The above fair values reflect the total value of each derivative contract taken as a whole, whereas the Consolidated Balance Sheets presentation is based on the individual maturity dates of estimated future settlements. As such, an individual contract could have both an asset and liability position when segregated into its current and long-term portions for Consolidated Balance Sheets classification purposes.

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

Note 13 — Contingencies

Legal Proceedings

We and the Partnership are parties to various legal, administrative and regulatory proceedings that have arisen in the ordinary course of our business. We and the Partnership are also parties to various proceedings with governmental environmental agencies, including, but not limited to the U.S. Environmental Protection Agency (the “EPA”), Texas Commission on Environmental Quality (the “TCEQ”), Oklahoma Department of Environmental Quality, New Mexico Environment Department (the “NMED”), Louisiana Department of Environmental Quality and North Dakota Department of Environmental Quality, which assert monetary sanctions for alleged violations of environmental regulations, including air emissions, discharges into the environment and reporting deficiencies, related to events that have arisen at certain of our facilities in the ordinary course of our business.

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

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest. Both parties appealed the judgment. On December 9, 2025, the Fifth Circuit Court of Appeals (i) reversed the trial court’s summary judgment in favor of Targa and remanded the case to trial court for further proceedings and (ii) upheld the $6.9 million jury verdict in favor of MIECO. On July 24, 2026, Targa’s motion for reconsideration was granted and the Fifth Circuit Court of Appeals certified two questions to the Texas Supreme Court.

On June 30, 2026, we received a Revised Proposed Agreed Order (“RPAO”) from the TCEQ to resolve alleged violations of state air emissions regulations at our Mont Belvieu, Texas NGL fractionation and storage complex. The alleged violations relate primarily to the period from August 25, 2020, through December 31, 2022. Under the terms of the RPAO, we would pay an administrative penalty of $0.5 million and agree to perform a Supplemental Environmental Project for an equal amount.

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

	2026	2027	2028 and after
Fixed consideration to be recognized as of June 30, 2026	$218.9	$497.8	$2,137.5

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

Deferred revenue as of June 30, 2026 and December 31, 2025 was $138.7 million and $135.7 million, respectively. As of June 30, 2026, $23.1 million of deferred revenue is included in Accrued liabilities and $115.6 million is included in Other long-term liabilities on our Consolidated Balance Sheets. Deferred revenue includes contributions in aid of construction received from customers related to owned property, plant, and equipment for which revenue is recognized over the expected contract term. Deferred revenue also includes consideration received in 2015 and 2017 amendments to a gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized through the end of the agreement’s term in 2035.

For the three and six months ended June 30, 2026, we recognized revenue of $5.7 million and $11.0 million, respectively, from prior period deferral. For the three and six months ended June 30, 2025, we recognized revenue of $5.2 million and $10.3 million, respectively.

For disclosures related to disaggregated revenue, see “Note 17 – Segment Information.”

Note 15 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three and six months ended June 30, 2026 is higher than the U.S. corporate statutory rate of 21% primarily due to state income taxes, partially offset by excess tax-deductible stock compensation. Our effective tax rate for the three and six months ended June 30, 2025 was higher than the U.S. corporate statutory rate of 21% primarily due to state income taxes, partially offset by excess tax-deductible stock compensation.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of June 30, 2026 and December 31, 2025, our valuation allowance was $5.9 million.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of June 30, 2026, examinations by the Internal Revenue Service (the “IRS”) are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Note 16 — Supplemental Cash Flow Information

	Six Months Ended June 30,
	2026	2025
Cash:
Interest paid, net of capitalized interest (1)	$419.9	$363.4
Income taxes paid, net of refunds	1.2	21.1
Non-cash investing activities:
Change in deadstock commodity inventory	$11.3	$(3.8)
Impact of net accruals on capital expenditures	203.1	(187.4)
Change in ARO liability and property, plant and equipment, net due to additions and revised cash flow estimates	10.8	1.0
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(0.3)	$(13.5)
Changes in lease liabilities from recognition (derecognition) of right-of-use assets:
Operating lease	$25.3	$(2.5)
Finance lease (2)	490.8	36.5

(1)
Interest capitalized on major projects was $61.0 million and $32.4 million for the six months ended June 30, 2026 and 2025.
(2)
The amount for the six months ended June 30, 2026 includes activity related to the amendment of a compressor lease agreement. See “Note 8 – Leases” for further details.

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

The following tables show reportable segment information for the periods presented:

	Three Months Ended June 30, 2026
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$310.8	$3,179.0	$3,489.8	$103.1	$—	$3,592.9
Fees from midstream services	565.9	281.3	847.2	—	—	847.2
	876.7	3,460.3	4,337.0	103.1	—	4,440.1
Intersegment revenues
Sales of commodities	433.6	25.4	459.0	—	(459.0)	—
Fees from midstream services	—	10.3	10.3	—	(10.3)	—
	433.6	35.7	469.3	—	(469.3)	—
Revenues	$1,310.3	$3,496.0	$4,806.3	$103.1	$(469.3)	$4,440.1
Operating expenses	$240.9	$114.3	$355.2	$—
Other segment items (1)	336.8	2,433.4	2,770.2	—
Operating margin	732.6	948.3	1,680.9	103.1
Other financial information:
Total assets (2)	$17,550.7	$10,649.6	$28,200.3	$0.9	$313.9	$28,515.1
Goodwill	118.9	—	118.9	—	—	118.9
Capital expenditures	711.1	440.1	1,151.2	—	13.2	1,164.4

	Three Months Ended June 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$203.3	$3,152.5	$3,355.8	$280.5	$—	$3,636.3
Fees from midstream services	410.6	213.2	623.8	—	—	623.8
	613.9	3,365.7	3,979.6	280.5	—	4,260.1
Intersegment revenues
Sales of commodities	1,131.5	49.2	1,180.7	—	(1,180.7)	—
Fees from midstream services	0.3	7.5	7.8	—	(7.8)	—
	1,131.8	56.7	1,188.5	—	(1,188.5)	—
Revenues	$1,745.7	$3,422.4	$5,168.1	$280.5	$(1,188.5)	$4,260.1
Operating expenses	$219.4	$105.4	$324.8	$—
Other segment items (1)	938.7	2,684.6	3,623.3	—
Operating margin	587.6	632.4	1,220.0	280.5
Other financial information:
Total assets (2)	$13,937.9	$9,333.0	$23,270.9	$0.1	$241.8	$23,512.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	461.0	421.8	882.8	—	9.7	892.5

	Six Months Ended June 30, 2026
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$596.4	$6,348.3	$6,944.7	$(7.2)	$—	$6,937.5
Fees from midstream services	1,140.4	456.9	1,597.3	—	—	1,597.3
	1,736.8	6,805.2	8,542.0	(7.2)	—	8,534.8
Intersegment revenues
Sales of commodities	1,351.9	82.5	1,434.4	—	(1,434.4)	—
Fees from midstream services	(0.9)	19.5	18.6	—	(18.6)	—
	1,351.0	102.0	1,453.0	—	(1,453.0)	—
Revenues	$3,087.8	$6,907.2	$9,995.0	$(7.2)	$(1,453.0)	$8,534.8
Operating expenses	$474.5	$214.5	$689.0	$—
Other segment items (1)	1,177.2	4,971.1	6,148.3	—
Operating margin	1,436.1	1,721.6	3,157.7	(7.2)
Other financial information:
Total assets (2)	$17,550.7	$10,649.6	$28,200.3	$0.9	$313.9	$28,515.1
Goodwill	118.9	—	118.9	—	—	118.9
Capital expenditures	1,292.9	798.8	2,091.7	—	21.0	2,112.7

	Six Months Ended June 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$404.0	$7,085.0	$7,489.0	$31.7	$—	$7,520.7
Fees from midstream services	885.7	415.2	1,300.9	—	—	1,300.9
	1,289.7	7,500.2	8,789.9	31.7	—	8,821.6
Intersegment revenues
Sales of commodities	2,648.5	108.6	2,757.1	—	(2,757.1)	—
Fees from midstream services	0.5	14.6	15.1	—	(15.1)	—
	2,649.0	123.2	2,772.2	—	(2,772.2)	—
Revenues	$3,938.7	$7,623.4	$11,562.1	$31.7	$(2,772.2)	$8,821.6
Operating expenses	$427.6	$200.9	$628.5	$—
Other segment items (1)	2,321.3	6,143.4	8,464.7	—
Operating margin	1,189.8	1,279.1	2,468.9	31.7
Other financial information:
Total assets (2)	$13,937.9	$9,333.0	$23,270.9	$0.1	$241.8	$23,512.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	894.2	596.5	1,490.7	—	20.1	1,510.8

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$(312.6)	$458.2	$161.1	$1,140.1
NGL	3,759.8	2,832.9	6,742.6	6,209.7
Condensate and crude oil	203.5	111.3	335.3	228.3
	3,650.7	3,402.4	7,239.0	7,578.1
Non-customer revenue:
Derivative activities - Hedge	10.3	27.7	10.1	21.6
Derivative activities - Non-hedge (1)	(68.1)	206.2	(311.6)	(79.0)
	(57.8)	233.9	(301.5)	(57.4)
Total sales of commodities	3,592.9	3,636.3	6,937.5	7,520.7

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	553.0	403.7	1,112.7	872.7
NGL transportation, fractionation and services	120.6	78.4	189.1	151.6
Storage, terminaling and export	162.2	125.7	285.3	261.1
Other	11.4	16.0	10.2	15.5
Total fees from midstream services	847.2	623.8	1,597.3	1,300.9

Total revenues	$4,440.1	$4,260.1	$8,534.8	$8,821.6

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$1,680.9	$1,220.0	$3,157.7	$2,468.9
Other operating margin	103.1	280.5	(7.2)	31.7
Depreciation and amortization expense	(453.1)	(373.7)	(879.1)	(741.3)
General and administrative expense	(108.1)	(95.0)	(215.9)	(189.5)
Other operating income (expense)	11.7	1.8	25.9	7.1
Interest expense, net	(236.6)	(218.4)	(464.2)	(415.5)
Equity earnings (loss)	7.8	5.1	16.4	10.6
Other, net	(0.8)	1.0	(17.4)	1.3
Income (loss) before income taxes	$1,004.9	$821.3	$1,616.2	$1,173.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q for the quarter ended June 30, 2026 (“Quarterly Report”).

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
•
East Driver plant, a 275 MMcf/d plant in Permian Midland (the “East Driver plant”), commenced operations late in the second quarter of 2026.

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

Fractionation Expansions

Our new 150 MBbl/d fractionation train additions include:

•
Train 11 in Mont Belvieu, Texas (“Train 11”), commenced operations in the second quarter of 2026.
•
Train 12 in Mont Belvieu, Texas (“Train 12”), expected to begin operations in the first quarter of 2027.
•
Train 13 in Mont Belvieu, Texas (“Train 13”), expected to begin operations in the first quarter of 2028.

NGL Pipeline Expansions

•
In February 2025, we announced an intra-Delaware Basin expansion of our NGL pipeline system, (“Delaware Express”) in Permian Delaware. The expansion commenced operations in the second quarter of 2026.
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

For the three and six months ended June 30, 2026, we repurchased 308,102 shares and 535,903 shares of our common stock at a weighted average per share price of $259.93 and $252.07 for a total net cost of $80.1 million and $135.1 million, respectively. As of June 30, 2026, there was $1,238.5 million remaining under the Share Repurchase Programs.

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

In July 2026, the Partnership amended the accounts receivable securitization facility (the “Securitization Facility”) to, among other things, extend the facility termination date to July 30, 2027. Additionally, the total capacity of the Securitization Facility increased from up to $600 million to up to $800 million of borrowing capacity, which is comprised of a committed line of up to $600 million and an uncommitted line of up to $200 million. Availability under the Securitization Facility is subject to the value of the underlying receivables.

For additional information about our recent debt-related transactions, see “Note 7 – Debt Obligations” to our Consolidated Financial Statements.

Corporation Tax Matters

As of June 30, 2026, examinations by the Internal Revenue Service (the “IRS”) are currently in process for the 2022 taxable year of certain wholly-owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Net income (loss) attributable to Targa Resources Corp. to Adjusted EBITDA, Adjusted Cash Flow from Operations and Adjusted Free Cash Flow
Net income (loss) attributable to Targa Resources Corp.	$764.6	$629.1	$1,244.2	$899.6
Interest (income) expense, net	236.6	218.4	464.2	415.5
Income tax expense (benefit)	227.2	184.1	351.1	256.3
Depreciation and amortization expense	453.1	373.7	879.1	741.3
(Gain) loss on sale or disposition of assets	(0.8)	(0.7)	(1.8)	(1.2)
Write-down of assets	0.7	9.6	5.0	11.6
(Gain) loss from financing activities	—	—	10.1	0.6
Equity (earnings) loss	(7.8)	(5.1)	(16.4)	(10.6)
Distributions from unconsolidated affiliates	7.2	6.2	11.9	11.1
Change in contingent consideration	0.5	—	1.2	—
Compensation on equity grants	18.0	17.1	41.2	34.7
Risk management activities	(103.1)	(280.5)	7.2	(31.7)
Noncontrolling interests adjustments (1)	6.9	2.5	8.8	5.7
Litigation and environmental reserves (2)	—	8.6	—	8.6
Adjusted EBITDA	$1,603.1	$1,163.0	$3,005.8	$2,341.5
Interest expense on debt obligations (3)	(231.4)	(214.3)	(454.2)	(407.5)
Cash tax (expense) benefit	(0.7)	(14.3)	(0.7)	(29.6)
Adjusted Cash Flow from Operations	$1,371.0	$934.4	$2,550.9	$1,904.4
Maintenance capital expenditures, net (4)	(52.4)	(58.9)	(90.0)	(106.2)
Growth capital expenditures, net (4)	(1,113.3)	(885.1)	(2,027.7)	(1,479.6)
Adjusted Free Cash Flow	$205.3	$(9.6)	$433.2	$318.6

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

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	(In millions)
Revenues:
Sales of commodities	$3,592.9	$3,636.3	$(43.4)	(1%)	$6,937.5	$7,520.7	$(583.2)	(8%)
Fees from midstream services	847.2	623.8	223.4	36%	1,597.3	1,300.9	296.4	23%
Total revenues	4,440.1	4,260.1	180.0	4%	8,534.8	8,821.6	(286.8)	(3%)
Product purchases and fuel	2,302.0	2,436.0	(134.0)	(6%)	4,696.5	5,693.8	(997.3)	(18%)
Operating expenses	354.1	323.6	30.5	9%	687.8	627.2	60.6	10%
Depreciation and amortization expense	453.1	373.7	79.4	21%	879.1	741.3	137.8	19%
General and administrative expense	108.1	95.0	13.1	14%	215.9	189.5	26.4	14%
Other operating (income) expense	(11.7)	(1.8)	(9.9)	NM	(25.9)	(7.1)	(18.8)	265%
Income (loss) from operations	1,234.5	1,033.6	200.9	19%	2,081.4	1,576.9	504.5	32%
Interest expense, net	(236.6)	(218.4)	(18.2)	8%	(464.2)	(415.5)	(48.7)	12%
Equity earnings (loss)	7.8	5.1	2.7	53%	16.4	10.6	5.8	55%
Other, net	(0.8)	1.0	(1.8)	NM	(17.4)	1.3	(18.7)	NM
Income tax (expense) benefit	(227.2)	(184.1)	(43.1)	23%	(351.1)	(256.3)	(94.8)	37%
Net income (loss)	777.7	637.2	140.5	22%	1,265.1	917.0	348.1	38%
Less: Net income (loss) attributable to noncontrolling interests	13.1	8.1	5.0	62%	20.9	17.4	3.5	20%
Net income (loss) attributable to Targa Resources Corp.	764.6	629.1	135.5	22%	1,244.2	899.6	344.6	38%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	—	70.5	(70.5)	(100%)
Net income (loss) attributable to common shareholders	$764.6	$629.1	$135.5	22%	$1,244.2	$829.1	$415.1	50%
Financial data:
Adjusted EBITDA (1)	$1,603.1	$1,163.0	$440.1	38%	$3,005.8	$2,341.5	$664.3	28%
Adjusted cash flow from operations (1)	1,371.0	934.4	436.6	47%	2,550.9	1,904.4	646.5	34%
Adjusted free cash flow (1)	205.3	(9.6)	214.9	NM	433.2	318.6	114.6	36%

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Commodity sales were relatively flat due to lower natural gas prices ($784.8 million) and the unfavorable impact of hedges ($291.6 million), partially offset by higher NGL and condensate prices ($597.8 million) and higher NGL, natural gas and condensate volumes ($435.2 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, higher transportation and fractionation fees, and higher export volumes.

The decrease in product purchases and fuel reflected lower natural gas prices, partially offset by higher NGL prices, and higher NGL and natural gas volumes.

The increase in operating expenses was primarily due to higher labor and maintenance costs in part due to system expansions, and the acquisition of certain assets in the Permian Basin, partially offset by lower compressor rental costs.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the acquisition of certain assets in the Permian Basin, higher amortization of right-of-use assets for finance leases, and the impact of system expansions on our asset base.

The increase in general and administrative expense was primarily due to higher compensation and benefits.

The increase in other operating (income) expense was primarily due to lower asset abandonment costs.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The decrease in commodity sales reflected lower natural gas and NGL prices ($1,309.2 million) and the unfavorable impact of hedges ($244.1 million), partially offset by higher NGL, natural gas and condensate volumes ($899.6 million) and higher condensate prices ($70.5 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, higher transportation and fractionation fees, and higher export volumes.

The decrease in product purchases and fuel reflected lower natural gas and NGL prices, partially offset by higher NGL and natural gas volumes.

The increase in operating expenses was primarily due to higher labor and maintenance costs, and taxes in part due to system expansions, partially offset by lower compressor rental costs.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the acquisition of certain assets in the Permian Basin, higher amortization of right-of-use assets for finance leases, and the impact of system expansions on our asset base.

The increase in general and administrative expense was primarily due to higher compensation and benefits.

The increase in other operating (income) expense was primarily due to recognition of Section 45Q tax credits earned through our carbon capture and sequestration activities, and lower asset abandonment costs.

The increase in interest expense, net, was primarily due to higher borrowings, partially offset by an increase in capitalized interest.

The decrease in other, net, was primarily due to the premium paid on the redemption of all of the Partnership’s 6.875% Notes due 2029.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income.

The premium on repurchase of noncontrolling interests, net of tax was due to the Badlands Transaction in the first quarter of 2025.

Results of Operations—By Reportable Segment

The following table presents our operating margins by reportable segment:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
June 30, 2026	$732.6	$948.3	$103.1
June 30, 2025	587.6	632.4	280.5

Six Months Ended:
June 30, 2026	$1,436.1	$1,721.6	$(7.2)
June 30, 2025	1,189.8	1,279.1	31.7

Gathering and Processing Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	(In millions, except operating statistics and price amounts)
Operating margin	$732.6	$587.6	$145.0	25%	$1,436.1	$1,189.8	$246.3	21%
Operating expenses	240.9	219.4	21.5	10%	474.5	427.6	46.9	11%
Adjusted operating margin	$973.5	$807.0	$166.5	21%	$1,910.6	$1,617.4	$293.2	18%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,393.5	3,106.2	287.3	9%	3,274.4	3,046.3	228.1	7%
Permian Delaware	3,793.8	3,171.8	622.0	20%	3,685.6	3,096.5	589.1	19%
Total Permian	7,187.3	6,278.0	909.3	14%	6,960.0	6,142.8	817.2	13%

Central (5)	1,010.3	1,086.3	(76.0)	(7%)	1,018.8	1,035.8	(17.0)	(2%)

Badlands (5) (6)	133.8	130.9	2.9	2%	130.4	133.9	(3.5)	(3%)

Coastal	577.5	398.8	178.7	45%	562.4	398.8	163.6	41%

Total	8,908.9	7,894.0	1,014.9	13%	8,671.6	7,711.3	960.3	12%
NGL production, MBbl/d (3)
Permian Midland (4)	506.1	450.1	56.0	12%	485.6	439.9	45.7	10%
Permian Delaware	500.8	406.7	94.1	23%	485.4	386.8	98.6	25%
Total Permian	1,006.9	856.8	150.1	18%	971.0	826.7	144.3	17%

Central (5)	118.3	120.2	(1.9)	(2%)	110.2	109.1	1.1	1%

Badlands (5)	16.9	16.6	0.3	2%	16.5	16.5	—	—

Coastal	38.7	31.6	7.1	22%	38.2	32.2	6.0	19%

Total	1,180.8	1,025.2	155.6	15%	1,135.9	984.5	151.4	15%
Crude oil gathered, MBbl/d	143.8	116.5	27.3	23%	139.5	126.3	13.2	10%
Natural gas sales, BBtu/d (3)	3,080.1	2,819.5	260.6	9%	3,060.3	2,706.7	353.6	13%
NGL sales, MBbl/d (3)	680.8	606.4	74.4	12%	653.5	588.4	65.1	11%
Condensate sales, MBbl/d	22.4	20.1	2.3	11%	22.1	19.1	3.0	16%
Average realized prices (7):
Natural gas, $/MMBtu	(2.48)	1.01	(3.49)	NM	(0.97)	1.59	(2.56)	(161%)
NGL, $/gal	0.48	0.41	0.07	17%	0.44	0.46	(0.02)	(4%)
Condensate, $/Bbl	90.57	63.79	26.78	42%	78.29	67.80	10.49	15%

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
(7)
Average realized prices, net of fees, include the effect of realized commodity hedge gain/loss attributable to our equity volumes. The price is calculated using total commodity sales plus the hedge gain/loss as the numerator and total sales volume as the denominator, net of fees. Negative realized natural gas prices during the second quarter of 2026 were a result of an extended period of negative Waha prices due to significant egress constraint in the Permian Basin.

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	7.7	$5.351	$41.2	7.4	$2.095	$15.5
NGL (MMgal)	106.5	(0.052)	(5.5)	83.6	(0.005)	(0.4)
Crude oil (MBbl)	0.8	(22.750)	(18.2)	0.7	7.714	5.4
			$17.5			$20.5

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	16.0	$3.638	$58.2	15.1	$1.517	$22.9
NGL (MMgal)	208.6	(0.022)	(4.6)	181.2	(0.038)	(7.0)
Crude oil (MBbl)	1.5	(14.067)	(21.1)	1.4	4.357	6.1
			$32.5			$22.0

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The increase in adjusted operating margin was primarily due to higher natural gas inlet volumes in the Permian which drove higher fee-based margin, partially offset by lower natural gas prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Pembrook II plant during the third quarter of 2025, the Bull Moose II plant during the fourth quarter of 2025, the Falcon II plant during the first quarter of 2026, the East Pembrook plant during the second quarter of 2026, continued strong producer activity and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

The increase in operating expenses was primarily due to higher volumes resulting from multiple plant additions and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The increase in adjusted operating margin was primarily due to higher natural gas inlet volumes in the Permian which drove higher fee-based margin, partially offset by lower natural gas and NGL prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Pembrook II plant during the third quarter of 2025, the Bull Moose II plant during the fourth quarter of 2025, the Falcon II plant during the first quarter of 2026, the East Pembrook plant during the second quarter of 2026, continued strong producer activity and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

The increase in operating expenses was primarily due to higher volumes resulting from multiple plant additions and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

Logistics and Transportation Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	(In millions, except operating statistics)
Operating margin	$948.3	$632.4	$315.9	50%	$1,721.6	$1,279.1	$442.5	35%
Operating expenses	114.3	105.4	8.9	8%	214.5	200.9	13.6	7%
Adjusted operating margin	$1,062.6	$737.8	$324.8	44%	$1,936.1	$1,480.0	$456.1	31%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	1,098.9	961.2	137.7	14%	1,058.1	902.7	155.4	17%
Fractionation volumes	1,206.1	969.1	237.0	24%	1,175.8	974.5	201.3	21%
Export volumes (3)	487.1	423.1	64.0	15%	462.2	435.3	26.9	6%
NGL sales	1,310.9	1,151.1	159.8	14%	1,307.5	1,168.6	138.9	12%

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The increase in adjusted operating margin was due to higher marketing margin, higher pipeline transportation and fractionation margin and higher LPG export margin. Marketing margin increased due to greater optimization opportunities. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and the addition of Train 11 early in the second quarter of 2026. LPG export margin increased due to higher volumes and fees.

The increase in operating expenses was primarily due to higher compensation and benefits including amounts related to system expansions.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The increase in adjusted operating margin was due to higher marketing margin, higher pipeline transportation and fractionation margin and higher LPG export margin. Marketing margin increased due to greater optimization opportunities. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and the addition of Train 11 early in the second quarter of 2026. LPG export margin increased due to higher volumes and fees.

The increase in operating expenses was primarily due to higher compensation and benefits including amounts related to system expansions.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(In millions)
Operating margin	$103.1	$280.5	$(177.4)	$(7.2)	$31.7	$(38.9)
Adjusted operating margin	$103.1	$280.5	$(177.4)	$(7.2)	$31.7	$(38.9)

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

Our Liquidity and Capital Resources

As of June 30, 2026, inclusive of our consolidated joint venture accounts, we had $132.3 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and access to debt and equity capital markets. We have the ability to supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of June 30, 2026, was:

Consolidated Total
(In millions)
Cash on hand (1)	$132.3
Total availability under the Securitization Facility (2)	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,232.3

Outstanding borrowings under the Securitization Facility	(451.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(600.3)
Outstanding letters of credit under the TRGP Revolver	(17.9)
Total liquidity	$3,163.1

(1)
Includes cash held in our consolidated joint venture accounts.
(2)
The total borrowing capacity of the Securitization Facility increased to up to $800 million as part of the July 2026 amendment of the facility.

Other potential capital resources associated with our existing arrangements include our right to request an additional $500.0 million in commitment increases under the TRGP Revolver, subject to the terms therein. The TRGP Revolver matures on February 18, 2030. The maturity date is extendable, subject to the lenders’ consent, by one year up to two times.

In July 2026, the Partnership amended the Securitization Facility to, among other things, extend the facility termination date to July 30, 2027. Additionally, the total capacity of the Securitization Facility increased from up to $600 million to up to $800 million of borrowing capacity, which is comprised of a committed line of up to $600 million and an uncommitted line of up to $200 million. Availability under the Securitization Facility is subject to the value of the underlying receivables.

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of June 30, 2026, we had $17.9 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Our working capital as of June 30, 2026 increased $402.1 million compared to December 31, 2025. The increase was primarily due to the redemption of all of the Partnership’s 6.875% Notes due 2029 and higher trade receivables, partially offset by a higher outstanding balance on the Securitization Facility, a higher payables balance due to capital spending on growth projects, a lower NGL inventory balance, and higher product purchases and fuel payables.

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

Compliance with Debt Covenants

As of June 30, 2026, both we and the Partnership were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Six Months Ended June 30,
2026	2025	2026 vs. 2025
(In millions)
$2,180.8	$1,812.7	$368.1

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

The increase in net cash provided by operating activities was primarily due to a decrease in payments for product purchases resulting from lower natural gas and NGL prices, partially offset by lower collections from customers resulting from lower revenues in 2026 compared to 2025, and higher payments for operating costs, hedging activities, and interest on debt.

Cash Flows from Investing Activities

Six Months Ended June 30,
2026	2025	2026 vs. 2025
(In millions)
$(3,174.4)	$(1,770.1)	$(1,404.3)

The increase in net cash used in investing activities was primarily due to outlays for the Stakeholder Acquisition and higher outlays for major capital growth projects in 2026.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2026	2025
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,634.5	$2,625.7
Repurchase of noncontrolling interests	—	(1,800.4)
Dividends paid to common shareholders	(488.6)	(385.6)
Contributions from (distributions to) noncontrolling interests, net	(12.3)	(24.2)
Repurchases of shares and Other, net	(173.8)	(502.3)
Net cash provided by (used in) financing activities	$959.8	$(86.8)

The change in net cash provided by (used in) financing activities was due to lower repurchases of noncontrolling interests primarily due to the Badlands Transaction in 2025 and lower repurchases of common stock, partially offset by lower proceeds from debt activity and by higher dividends paid. The decrease in cash flows from our debt activity during the six months ended June 30, 2026 as compared to the same period in 2025 was due to lower proceeds from the issuance of our senior unsecured notes in 2026 and the use of cash in January 2026 to redeem all of the Partnership’s 6.875% Notes due 2029, partially offset by higher proceeds from net borrowings under the Commercial Paper Program and the Securitization Facility.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent periods presented follows:

Summarized Combined Balance Sheet Information
	June 30, 2026	December 31, 2025
	(In millions)
ASSETS
Current assets	$156.4	$160.3
Current assets - affiliates	3.3	6.5
Long-term assets	80.5	73.3
Total assets	$240.2	$240.1

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$42.4	$928.9
Long-term liabilities	3,748.2	3,749.4
Targa Resources Corp. stockholders’ equity (deficit)	(3,550.4)	(4,438.2)
Total liabilities and owners’ equity (deficit)	$240.2	$240.1

Summarized Combined Statement of Operations Information
	Six Months Ended June 30, 2026	Year Ended December 31, 2025
	(In millions)
Operating income (loss)	$(191.1)	$(357.1)
Net income (loss)	(290.0)	(603.6)

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the six months ended June 30, 2026:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
June 30, 2026	August 14, 2026	$270.1	$268.0	$2.1	$1.25
March 31, 2026	May 15, 2026	270.8	268.3	2.5	1.25
December 31, 2025	February 13, 2026	217.1	215.0	2.1	1.00

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Capital expenditures:
Growth (1)	$2,021.8	$1,403.8
Maintenance (2)	90.9	107.0
Gross capital expenditures	2,112.7	1,510.8
Change in capital project payables and accruals, net	(203.1)	187.5
Cash outlays for capital projects	$1,909.6	$1,698.3

(1)
Growth capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, and including contributions to investments in unconsolidated affiliates, were $2,027.7 million and $1,479.6 million for the six months ended June 30, 2026 and 2025.
(2)
Maintenance capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, were $90.0 million and $106.2 million for the six months ended June 30, 2026 and 2025.

The increase in growth capital expenditures was primarily due to higher construction activities during 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, there were $64.1 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of June 30, 2026, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of June 30, 2026:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(144.5)	$(82.8)	$(206.2)
NGL	15.7	90.3	(58.9)
Crude oil	3.2	47.5	(41.1)
Total	$(125.6)	$55.0	$(306.2)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $(57.8) million and $233.9 million during the three months ended June 30, 2026 and 2025, respectively, and $(301.5) million and $(57.4) million during the six months ended June 30, 2026 and 2025, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $66.9 million at December 31, 2025 to a net liability position of $125.6 million at June 30, 2026. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of June 30, 2026, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of June 30, 2026, we had $1,051.3 million in outstanding variable rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $10.5 million based on our June 30, 2026 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $24.8 million as of June 30, 2026. The range of losses attributable to our individual counterparties as of June 30, 2026 would be between $0.1 million and $9.9 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.

During the three months ended June 30, 2026, revenues from two customers within our Logistics and Transportation segment each represented approximately 10% of our consolidated revenues. During the six months ended June 30, 2026, revenues from one customer within our Logistics and Transportation segment represented approximately 10% of our consolidated revenues. No customer comprised 10% or greater of our consolidated revenues during the three and six months ended June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in “Note 13 – Contingencies,” under the heading “Legal Proceedings” included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this item.

Item 1A. Risk Factors.

For an in-depth discussion of our risk factors, see “Part I—Item 1A. Risk Factors” of our Annual Report. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp., or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans (in thousands) (2)
April 1, 2026 - April 30, 2026	85,674	$245.10	85,674	$1,297,584
May 1, 2026 - May 31, 2026	305	$270.07	—	$1,297,584
June 1, 2026 - June 30, 2026	222,469	$265.64	222,428	$1,238,498

(1)
Includes 308,102 shares purchased under our 2024 Share Repurchase Program, as well as 346 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5 Trading Plans.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Seventeenth Amendment to Receivables Purchase Agreement, dated as of July 1, 2026, by and among Targa Receivables LLC, as seller, the Partnership, as servicer, the various conduit purchasers, committed purchasers, purchaser agents and LC participants party thereto and PNC Bank, National Association, as administrator and LC Bank (incorporated by reference to Exhibit 10.1 to Targa Resources Corp.’s Current Report on Form 8-K filed July 6, 2026 (File No. 001-34991)).

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: August 6, 2026	By:	/s/ William A. Byers
William A. Byers
Chief Financial Officer
(Principal Financial Officer)