Form 10-Q
period 2026-09-30
Targa Resources Corp.
filed 2026-11-05
CIK 1389170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 214,554,011 shares of the registrant’s common stock, $0.001 par value, outstanding.

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
•
the timing and success of business development efforts, including the Company’s realization of the expected benefits of long-term commercial agreements;
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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this quarterly report on Form 10-Q for the quarter ended September 30, 2026 (“Quarterly Report”) will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TARGA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$142.6	$166.1
Trade receivables, net of allowances of $0.7 million and $0.7 million as of September 30, 2026 and December 31, 2025	2,179.6	1,474.6
Inventories	341.8	429.3
Assets from risk management activities	61.0	154.7
Other current assets	182.6	138.0
Total current assets	2,907.6	2,362.7
Property, plant and equipment, net	23,964.6	20,534.8
Intangible assets, net	2,002.7	1,651.4
Long-term assets from risk management activities	39.2	35.0
Investments in unconsolidated affiliates	321.7	307.1
Other long-term assets	360.0	327.4
Total assets	$29,595.8	$25,218.4

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,576.6	$1,873.0
Accrued liabilities	380.2	358.6
Interest payable	189.7	311.0
Liabilities from risk management activities	206.9	234.1
Current debt obligations	562.5	770.1
Total current liabilities	3,915.9	3,546.8
Long-term debt	19,282.0	16,662.4
Long-term liabilities from risk management activities	165.8	22.5
Deferred income taxes, net	1,856.7	1,393.5
Other long-term liabilities	414.8	395.0
Contingencies (see Note 13)
Owners’ equity:
Targa Resources Corp. stockholders’ equity:
Common Stock ($0.001 par value, 450,000,000 shares authorized as of September 30, 2026 and December 31, 2025)	0.2	0.2
Issued Outstanding
September 30, 2026 243,583,588 214,480,427
December 31, 2025 242,770,213 214,662,156
Additional paid-in capital	3,146.7	3,088.1
Retained earnings (deficit)	3,438.5	2,294.4
Accumulated other comprehensive income (loss)	(93.2)	113.8
Treasury stock, at cost (29,103,161 shares and 28,108,057 shares as of September 30, 2026 and December 31, 2025)	(2,676.5)	(2,428.6)
Total Targa Resources Corp. stockholders’ equity	3,815.7	3,067.9
Noncontrolling interests	144.9	130.3
Total owners’ equity	3,960.6	3,198.2
Total liabilities and owners’ equity	$29,595.8	$25,218.4

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In millions, except per share amounts)
Revenues:
Sales of commodities	$4,722.9	$3,469.9	$11,660.4	$10,990.6
Fees from midstream services	875.7	681.3	2,473.0	1,982.2
Total revenues	5,598.6	4,151.2	14,133.4	12,972.8
Costs and expenses:
Product purchases and fuel	3,578.6	2,506.4	8,275.1	8,200.2
Operating expenses	372.3	333.5	1,060.1	960.7
Depreciation and amortization expense	459.6	383.5	1,338.7	1,124.8
General and administrative expense	112.9	104.8	328.8	294.3
Other operating (income) expense	(20.8)	(13.9)	(46.7)	(21.0)
Income (loss) from operations	1,096.0	836.9	3,177.4	2,413.8
Other income (expense):
Interest expense, net	(232.8)	(221.3)	(697.0)	(636.8)
Equity earnings (loss)	10.2	6.4	26.6	17.0
Other, net	(22.6)	(1.1)	(40.0)	0.2
Income (loss) before income taxes	850.8	620.9	2,467.0	1,794.2
Income tax (expense) benefit	(174.7)	(134.3)	(525.8)	(390.6)
Net income (loss)	676.1	486.6	1,941.2	1,403.6
Less: Net income (loss) attributable to noncontrolling interests	17.9	8.2	38.8	25.6
Net income (loss) attributable to Targa Resources Corp.	658.2	478.4	1,902.4	1,378.0
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	70.5
Net income (loss) attributable to common shareholders	$658.2	$478.4	$1,902.4	$1,307.5

Net income (loss) per common share - basic	$3.05	$2.21	$8.82	$6.00
Net income (loss) per common share - diluted	$3.04	$2.20	$8.79	$5.98
Weighted average shares outstanding - basic	214.5	215.2	214.7	216.5
Weighted average shares outstanding - diluted	215.2	216.0	215.4	217.3

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2026			2025
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$676.1			$486.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(254.0)	$58.1	(195.9)	$41.0	$(9.4)	31.6
Settlements reclassified to revenues	36.6	(8.4)	28.2	(22.6)	5.2	(17.4)
Other comprehensive income (loss)	(217.4)	49.7	(167.7)	18.4	(4.2)	14.2
Comprehensive income (loss)			508.4			500.8
Less: Comprehensive income (loss) attributable to noncontrolling interests			17.9			8.2
Comprehensive income (loss) attributable to Targa Resources Corp.			$490.5			$492.6

	Nine Months Ended September 30,
	2026			2025
	Pre-Tax	Related Income Tax	After Tax	Pre-Tax	Related Income Tax	After Tax
	(Unaudited)
	(In millions)

Net income (loss)			$1,941.2			$1,403.6
Other comprehensive income (loss):
Commodity hedging contracts:
Change in fair value	$(294.9)	$67.5	(227.4)	$83.0	$(19.0)	64.0
Settlements reclassified to revenues	26.5	(6.1)	20.4	(44.2)	10.1	(34.1)
Other comprehensive income (loss)	(268.4)	61.4	(207.0)	38.8	(8.9)	29.9
Comprehensive income (loss)			1,734.2			1,433.5
Less: Comprehensive income (loss) attributable to noncontrolling interests			38.8			25.6
Comprehensive income (loss) attributable to Targa Resources Corp.			$1,695.4			$1,407.9

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,941.2	$1,403.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization in interest expense	15.7	12.8
Compensation on equity grants	58.6	52.2
Depreciation and amortization expense	1,338.7	1,124.8
Deferred income tax expense (benefit)	524.7	385.5
Equity (earnings) loss of unconsolidated affiliates	(26.6)	(17.0)
Distributions of earnings received from unconsolidated affiliates	16.6	12.6
Risk management activities	(55.9)	4.8
Other, net	39.4	14.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(672.5)	197.9
Inventories	76.1	(146.7)
Accounts payable, accrued liabilities and other liabilities	411.2	(516.3)
Interest payable	(121.3)	(116.9)
Net cash provided by (used in) operating activities	3,545.9	2,411.9
Cash flows from investing activities
Outlays for property, plant and equipment	(3,154.4)	(2,370.1)
Outlays for business acquisition, net of cash acquired	(1,266.3)	—
Investments in unconsolidated affiliates	(8.0)	(124.3)
Return of capital from unconsolidated affiliates	3.4	6.1
Other, net	17.7	27.1
Net cash provided by (used in) investing activities	(4,407.6)	(2,461.2)
Cash flows from financing activities
Debt obligations:
Proceeds from borrowings of commercial paper notes	87,313.3	87,080.6
Repayments of commercial paper notes	(86,614.3)	(86,916.1)
Proceeds from borrowings under accounts receivable securitization facility	1,200.0	1,470.0
Repayments of accounts receivable securitization facility	(749.0)	(1,200.0)
Proceeds from issuance of senior unsecured notes	1,498.4	3,490.7
Redemption of senior unsecured notes	(687.1)	(705.2)
Principal payments of finance leases	(78.9)	(53.8)
Costs incurred in connection with financing arrangements	(15.6)	(43.3)
Repurchases of common stock	(187.1)	(604.8)
Shares tendered for tax withholding obligations	(60.1)	(63.8)
Distributions to noncontrolling interests	(18.1)	(28.9)
Repurchase of noncontrolling interests	—	(1,800.4)
Dividends paid to common shareholders	(758.2)	(602.5)
Other, net	(5.1)	(6.4)
Net cash provided by (used in) financing activities	838.2	16.1
Net change in cash and cash equivalents	(23.5)	(33.2)
Cash and cash equivalents, beginning of period	166.1	157.3
Cash and cash equivalents, end of period	$142.6	$124.1

See notes to consolidated financial statements.

TARGA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, June 30, 2026	214,422	$0.2	$3,129.3	$3,050.7	$74.5	28,824	$(2,598.2)	$139.2	$3,795.7
Compensation on equity grants	—	—	17.4	—	—	—	—	—	17.4
Dividend equivalent rights	—	—	—	(1.1)	—	—	—	—	(1.1)
Shares issued under compensation program	337	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(98)	—	—	—	—	98	(26.5)	—	(26.5)
Repurchases of common stock	(181)	—	—	—	—	181	(52.0)	—	(52.0)
Excise tax on repurchases of common stock	—	—	—	—	—	—	0.2	—	0.2
Common stock dividends
Dividends - $1.25 per share	—	—	—	(269.3)	—	—	—	—	(269.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5.8)	(5.8)
Transfers to noncontrolling interests	—	—	—	—	—	—	—	(6.4)	(6.4)
Other comprehensive income (loss)	—	—	—	—	(167.7)	—	—	—	(167.7)
Net income (loss)	—	—	—	658.2	—	—	—	17.9	676.1
Balance, September 30, 2026	214,480	$0.2	$3,146.7	$3,438.5	$(93.2)	29,103	$(2,676.5)	$144.9	$3,960.6

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, June 30, 2025	215,509	$0.2	$3,053.3	$1,705.4	$43.2	26,823	$(2,214.0)	$123.3	$2,711.4
Compensation on equity grants	—	—	17.5	—	—	—	—	—	17.5
Dividend equivalent rights	—	—	—	(1.1)	—	—	—	—	(1.1)
Shares issued under compensation program	371	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(105)	—	—	—	—	105	(17.1)	—	(17.1)
Repurchases of common stock	(932)	—	—	—	—	932	(155.6)	—	(155.6)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(1.1)	—	(1.1)
Common stock dividends
Dividends - $1.00 per share	—	—	—	(216.5)	—	—	—	—	(216.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4.5)	(4.5)
Other comprehensive income (loss)	—	—	—	—	14.2	—	—	—	14.2
Net income (loss)	—	—	—	478.4	—	—	—	8.2	486.6
Balance, September 30, 2025	214,843	$0.2	$3,070.8	$1,966.2	$57.4	27,860	$(2,387.8)	$127.0	$2,833.8

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2025	214,662	$0.2	$3,088.1	$2,294.4	$113.8	28,108	$(2,428.6)	$130.3	$3,198.2
Compensation on equity grants	—	—	58.6	—	—	—	—	—	58.6
Dividend equivalent rights	—	—	—	(3.3)	—	—	—	—	(3.3)
Shares issued under compensation program	813	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(278)	—	—	—	—	278	(60.1)	—	(60.1)
Repurchases of common stock	(717)	—	—	—	—	717	(187.1)	—	(187.1)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock dividends
Dividends - $3.50 per share	—	—	—	(755.0)	—	—	—	—	(755.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17.8)	(17.8)
Transfers to noncontrolling interests	—	—	—	—	—	—	—	(6.4)	(6.4)
Other comprehensive income (loss)	—	—	—	—	(207.0)	—	—	—	(207.0)
Net income (loss)	—	—	—	1,902.4	—	—	—	38.8	1,941.2
Balance, September 30, 2026	214,480	$0.2	$3,146.7	$3,438.5	$(93.2)	29,103	$(2,676.5)	$144.9	$3,960.6

				Retained	Accumulated
			Additional	Earnings	Other	Treasury			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shares		Noncontrolling	Owners’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Interests	Equity
	(Unaudited)
	(In millions, except shares in thousands)

Balance, December 31, 2024	217,764	$0.2	$3,089.1	$1,190.0	$27.5	24,000	$(1,714.4)	$1,825.8	$4,418.2
Compensation on equity grants	—	—	52.2	—	—	—	—	—	52.2
Dividend equivalent rights	—	—	—	(2.5)	—	—	—	—	(2.5)
Shares issued under compensation program	939	—	—	—	—	—	—	—	—
Shares tendered for tax withholding obligations	(322)	—	—	—	—	322	(63.8)	—	(63.8)
Repurchases of common stock	(3,538)	—	—	—	—	3,538	(604.8)	—	(604.8)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(4.8)	—	(4.8)
Common stock dividends
Dividends - $2.75 per share	—	—	—	(599.3)	—	—	—	—	(599.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.2)	(15.2)
Repurchase of noncontrolling interests, net of tax	—	—	(70.5)	—	—	—	—	(1,709.2)	(1,779.7)
Other comprehensive income (loss)	—	—	—	—	29.9	—	—	—	29.9
Net income (loss)	—	—	—	1,378.0	—	—	—	25.6	1,403.6
Balance, September 30, 2025	214,843	$0.2	$3,070.8	$1,966.2	$57.4	27,860	$(2,387.8)	$127.0	$2,833.8

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

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by GAAP. Therefore, this information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report. The information furnished herein reflects all adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair statement of the results of the interim periods reported. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Note 3 — Significant Accounting Policies

The accounting policies that we follow are set forth in “Note 3 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our Annual Report. Other than the updates noted below, there were no significant updates or revisions to our accounting policies during the nine months ended September 30, 2026.

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

Dovetail Acquisition

In December 2025, we completed the purchase of all of the membership interests in Dovetail Midstream, LLC (“Dovetail”), a wholly owned subsidiary of Riley Exploration Permian, Inc (“Riley”) and the purchase of certain compressor assets from Riley for aggregate cash consideration of approximately $122.8 million, subject to customary closing adjustments (the “Dovetail Acquisition”). The assets acquired in the Dovetail Acquisition primarily consist of compression and natural gas gathering infrastructure in Eddy County, New Mexico. Subject to certain volume-based performance thresholds, additional cash of up to $60.0 million may be payable to Riley over a five-year period from the acquisition date.

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

The results of operations attributable to the assets and liabilities acquired in the Stakeholder Acquisition have been included in our consolidated financial statements as part of our Permian Delaware operations in our Gathering and Processing segment since the date of the acquisition. Revenues and Net Income attributable to the assets acquired were $69.3 million and $15.6 million, respectively, for the three months ended September 30, 2026, and $194.7 million and $38.2 million, respectively, for the nine months ended September 30, 2026. We expensed $8.9 million of acquisition-related costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 as if the Stakeholder Acquisition had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,598.6	$4,212.1	$14,133.4	$13,138.0
Net income (loss)	677.2	487.0	1,949.0	1,384.5

Note 5 — Property, Plant and Equipment and Intangible Assets

	September 30, 2026	December 31, 2025	Estimated Useful Lives (In Years)
Gathering systems	$13,388.6	$12,431.3	5 to 20
Processing and fractionation facilities	11,971.1	10,477.3	5 to 25
Terminaling and storage facilities	1,744.1	1,648.4	5 to 25
Transportation assets	5,096.6	4,536.0	10 to 50
Other property, plant and equipment	662.6	586.5	3 to 25
Land	214.7	209.3	—
Construction in progress	3,548.4	2,804.9	—
Finance lease right-of-use assets (1)	1,014.4	507.4	5 to 14
Property, plant and equipment	37,640.5	33,201.1
Accumulated depreciation, amortization and impairment	(13,675.9)	(12,666.3)
Property, plant and equipment, net	$23,964.6	$20,534.8

Intangible assets	5,037.0	4,378.0	10 to 20
Accumulated amortization and impairment	(3,034.3)	(2,726.6)
Intangible assets, net	$2,002.7	$1,651.4

(1)
The balance as of September 30, 2026 includes amounts related to the amendment of a compressor lease agreement that was effective on April 1, 2026. See “Note 8 – Leases” for further details.

During the three and nine months ended September 30, 2026, depreciation expense was $357.1 million and $1,031.0 million, respectively. During the three and nine months ended September 30, 2025, depreciation expense was $302.0 million and $880.3 million, respectively.

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

During the three and nine months ended September 30, 2026, amortization expense was $102.5 million and $307.7 million, respectively. During the three and nine months ended September 30, 2025, amortization expense was $81.5 million and $244.5 million, respectively.

The following table shows estimated amortization expense for the next five years as of September 30, 2026:

Estimated Amortization Expense
Remainder of 2026	$102.6
2027	377.2
2028	327.2
2029	286.8
2030	241.2

The following table shows the changes in our intangible assets for the period presented:

Nine Months Ended September 30, 2026
Balance at beginning of period	$1,651.4
Additions from Stakeholder Acquisition	659.0
Amortization	(307.7)
Balance at end of period	$2,002.7

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

The following table shows the activity related to our investments in unconsolidated affiliates:

	Balance at December 31, 2024	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at September 30, 2025
Little Missouri 4	$84.3	$12.6	$(15.2)	$12.7	$94.4
GCF	66.4	(0.5)	—	2.0	67.9
Cayenne	12.3	5.0	(3.5)	—	13.8
Blackcomb	30.3	(0.1)	—	109.6	139.8
Total	$193.3	$17.0	$(18.7)	$124.3	$315.9
(1)
Includes capitalized interest of $3.7 million related to our contributions to Blackcomb.

	Balance at December 31, 2025	Equity Earnings (Loss)	Cash Distributions	Contributions (1)	Balance at September 30, 2026
Little Missouri 4	$93.7	$13.9	$(15.7)	$0.3	$92.2
GCF	69.2	(0.7)	—	2.8	71.3
Cayenne	12.3	6.6	(4.3)	—	14.6
Blackcomb	131.9	6.8	—	4.9	143.6
Total	$307.1	$26.6	$(20.0)	$8.0	$321.7

(1)
Includes capitalized interest of $4.9 million related to our contributions to Blackcomb.

Note 7 — Debt Obligations

	September 30, 2026	December 31, 2025
Current:
Partnership accounts receivable securitization facility, due July 2027 (1)	$451.0	$—
Senior unsecured notes issued by the Partnership: (2)
6.875% fixed rate, due January 2029 (3)	—	679.3
Debt issuance costs, net of amortization (3)	—	(2.3)
Finance lease liabilities (4)	111.5	93.1
Current debt obligations	562.5	770.1

Long-term:
TRGP senior revolving credit facility, variable rate, due February 2030 (5)	860.0	161.0
Senior unsecured notes issued by TRGP:
5.200% fixed rate, due July 2027 (6)	750.0	750.0
4.350% fixed rate, due January 2029	750.0	750.0
6.150% fixed rate, due March 2029	1,000.0	1,000.0
4.900% fixed rate, due September 2030	750.0	750.0
4.350% fixed rate, due April 2031 (7)	750.0	—
4.200% fixed rate, due February 2033	750.0	750.0
6.125% fixed rate, due March 2033	900.0	900.0
6.500% fixed rate, due March 2034	1,000.0	1,000.0
5.500% fixed rate, due February 2035	1,000.0	1,000.0
5.550% fixed rate, due August 2035	1,000.0	1,000.0
5.650% fixed rate, due February 2036	750.0	750.0
5.400% fixed rate, due July 2036	1,000.0	1,000.0
4.950% fixed rate, due April 2052	750.0	750.0
6.250% fixed rate, due July 2052	500.0	500.0
6.500% fixed rate, due February 2053	850.0	850.0
6.125% fixed rate, due May 2055	1,000.0	1,000.0
6.050% fixed rate, due May 2056 (7)	750.0	—
Unamortized discount	(38.1)	(38.3)
Senior unsecured notes issued by the Partnership: (2)
5.000% fixed rate, due January 2028	700.3	700.3
5.500% fixed rate, due March 2030	949.6	949.6
4.875% fixed rate, due February 2031	1,000.0	1,000.0
4.000% fixed rate, due January 2032	1,000.0	1,000.0
	18,721.8	16,522.6
Debt issuance costs, net of amortization	(124.4)	(120.6)
Finance lease liabilities (4)	684.6	260.4
Long-term debt	19,282.0	16,662.4
Total debt obligations	$19,844.5	$17,432.5
Irrevocable standby letters of credit: (5)
Letters of credit outstanding under the TRGP senior revolving credit facility	$17.9	$20.0

(1)
As of September 30, 2026, the Partnership had $451.0 million outstanding, collateralized by the qualifying receivables pursuant to the amended Receivables Purchase Agreement dated July 1, 2026, under its accounts receivable securitization facility (the “Securitization Facility”), resulting in $149.0 million of remaining availability under the committed line of the facility. In addition to the committed capacity of $600.0 million, the Securitization Facility has an uncommitted line of capacity with potential capacity of up to $200.0 million.
(2)
We guarantee all of the Partnership’s outstanding senior unsecured notes.
(3)
On January 15, 2026, we used borrowings under our unsecured commercial paper note program (the “Commercial Paper Program”) and available cash to fund the redemption of all of the Partnership’s 6.875% Senior Unsecured Notes due 2029.
(4)
The balance as of September 30, 2026 includes amounts related to the amendment of a compressor lease agreement that was effective on April 1, 2026. See “Note 8 – Leases” for further details.
(5)
The borrowings under the Commercial Paper Program are supported through maintaining a minimum available borrowing capacity under the $3.5 billion TRGP senior revolving credit facility (the “TRGP Revolver”), equal to the aggregate amount outstanding under the Commercial Paper Program at any one time not to exceed $3.5 billion. The TRGP Revolver had no borrowings outstanding and the Commercial Paper Program had approximately $0.9 billion of borrowings outstanding, resulting in approximately $2.6 billion of availability under the TRGP Revolver as of September 30, 2026, after accounting for outstanding letters of credit.
(6)
As of September 30, 2026, we classified our 5.200% Senior Unsecured Notes due July 2027 as long-term based on our ability and intent to refinance the notes on a long-term basis.
(7)
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

The following table shows the range of interest rates and weighted average interest rate incurred on our variable-rate debt obligations during the nine months ended September 30, 2026:

	Range of Interest Rates Incurred	Weighted Average Interest Rate Incurred
TRGP Revolver and Commercial Paper Program	3.9% - 4.2%	3.9%
Securitization Facility	4.2% - 4.6%	4.4%

Compliance with Debt Covenants

As of September 30, 2026, we were in compliance with the covenants contained in our various debt agreements.

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

Note 8 — Leases

In April 2026, we amended an existing compressor lease agreement. The amendment, among other things, extended the term through March 2036. Upon commencement of the amendment, the finance lease resulted in an addition to the right-of-use asset and corresponding finance lease liability of approximately $464.6 million.

The weighted-average remaining lease term for our finance leases is 8 years and the weighted-average discount rate for our finance leases is 5.1% as of September 30, 2026.

The following table presents the maturities of our finance lease liabilities under non-cancellable leases as of September 30, 2026:

Finance Leases
2026	$31.1
2027	146.0
2028	125.3
2029	108.1
2030	97.6
Thereafter	457.1
Total undiscounted cash flows	965.2
Less imputed interest	(169.1)
Total lease liabilities	$796.1

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

For the three and nine months ended September 30, 2026, we repurchased 180,768 shares and 716,671 shares of our common stock at a weighted average per share price of $287.64 and $261.04 for a total net cost of $52.0 million and $187.1 million, respectively. For the three and nine months ended September 30, 2025, we repurchased 932,023 shares and 3,538,285 shares of our common stock at a weighted average per share price of $166.95 and $170.93 for a total net cost of $155.6 million and $604.8 million, respectively. As of September 30, 2026, there was $1,186.5 million remaining under the Share Repurchase Programs.

Common Stock Dividends

In April 2026, we declared an increase to our common dividend to $1.25 per common share, or $5.00 per common share annualized, effective for the first quarter of 2026.

The following table details the dividends declared and/or paid by us to common shareholders for the nine months ended September 30, 2026:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2026	November 17, 2026	$270.0	$268.2	$1.8	$1.25
June 30, 2026	August 14, 2026	270.4	268.0	2.4	1.25
March 31, 2026	May 15, 2026	270.8	268.3	2.5	1.25
December 31, 2025	February 13, 2026	217.1	215.0	2.1	1.00

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

The following table sets forth a reconciliation of net income and weighted average shares outstanding used in computing basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net income (loss) attributable to Targa Resources Corp.	$658.2	$478.4	$1,902.4	$1,378.0
Less: Premium on repurchase of noncontrolling interests, net of tax (1)	—	—	—	70.5
Net income (loss) attributable to common shareholders	658.2	478.4	1,902.4	1,307.5
Less: Participating share-based earnings (2)	3.2	2.9	9.6	8.1
Net income (loss) allocated to common shareholders for basic earnings per share	$655.0	$475.5	$1,892.8	$1,299.4

Weighted average shares outstanding - basic	214.5	215.2	214.7	216.5
Dilutive effect of unvested restricted stock awards	0.7	0.8	0.7	0.8
Weighted average shares outstanding - diluted	215.2	216.0	215.4	217.3

Net income (loss) available per common share - basic	$3.05	$2.21	$8.82	$6.00
Net income (loss) available per common share - diluted	$3.04	$2.20	$8.79	$5.98

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

The following potential common stock equivalents are excluded from the determination of diluted earnings per share because the inclusion of such shares would have been anti-dilutive (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested restricted stock awards	0.7	0.9	0.8	1.0

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

At September 30, 2026, the notional volumes of our commodity derivative contracts were:

Commodity	Instrument	Unit	2026	2027	2028	2029
Natural Gas	Swaps	MMBtu/d	79,505	77,778	77,230	30,647
Natural Gas	Basis Swaps	MMBtu/d	537,717	547,116	394,053	44,959
NGL	Swaps	Bbl/d	42,864	28,962	22,864	11,328
NGL	Futures	Bbl/d	62,457	3,474	—	—
Condensate	Swaps	Bbl/d	8,263	7,034	11,487	5,861

Our derivative contracts are subject to netting arrangements that permit our contracting subsidiaries to net cash settle offsetting asset and liability positions with the same counterparty within the same Targa entity. The master netting provisions reduced our maximum loss due to counterparty credit risk by $3.9 million as of September 30, 2026. The range of losses attributable to our individual counterparties would be between $0.1 million and $2.4 million, depending on the counterparty in default. We record derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis, without considering the effect of master netting arrangements.

The following table reflects the fair value of our derivative instruments and their location on our Consolidated Balance Sheets as of the periods presented:

		Fair Value as of September 30, 2026		Fair Value as of December 31, 2025
	Balance Sheet	Derivative	Derivative	Derivative	Derivative
	Location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments
Commodity contracts	Current	$46.6	$(136.2)	$137.1	$(14.8)
	Long-term	33.4	(63.7)	26.1	(6.9)
Total derivatives designated as hedging instruments		$80.0	$(199.9)	$163.2	$(21.7)
Derivatives not designated as hedging instruments
Commodity contracts	Current	$14.4	$(70.7)	$17.6	$(219.3)
	Long-term	5.8	(102.1)	8.9	(15.6)
Total derivatives not designated as hedging instruments		$20.2	$(172.8)	$26.5	$(234.9)
Total current position		$61.0	$(206.9)	$154.7	$(234.1)
Total long-term position		39.2	(165.8)	35.0	(22.5)
Total derivatives		$100.2	$(372.7)	$189.7	$(256.6)

The following tables reflect the pro forma impact of reporting derivatives on our Consolidated Balance Sheets on a net basis as of the periods presented:

	Gross Presentation			Pro Forma Net Presentation
September 30, 2026	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$56.6	$(206.9)	$40.6	$—	$(109.7)
Counterparties without offsetting positions - assets	4.4	—	—	4.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	61.0	(206.9)	40.6	4.4	(109.7)
Long-Term Position
Counterparties with offsetting positions or collateral	39.2	(153.9)	34.1	—	(80.6)
Counterparties without offsetting positions - assets	—	—	—	—	—
Counterparties without offsetting positions - liabilities	—	(11.9)	—	—	(11.9)
	39.2	(165.8)	34.1	—	(92.5)
Total Derivatives
Counterparties with offsetting positions or collateral	95.8	(360.8)	74.7	—	(190.3)
Counterparties without offsetting positions - assets	4.4	—	—	4.4	—
Counterparties without offsetting positions - liabilities	—	(11.9)	—	—	(11.9)
	$100.2	$(372.7)	$74.7	$4.4	$(202.2)

	Gross Presentation			Pro Forma Net Presentation
December 31, 2025	Asset	Liability	Collateral	Asset	Liability
Current Position
Counterparties with offsetting positions or collateral	$133.3	$(234.1)	$29.6	$31.3	$(102.5)
Counterparties without offsetting positions - assets	21.4	—	—	21.4	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	154.7	(234.1)	29.6	52.7	(102.5)
Long-Term Position
Counterparties with offsetting positions or collateral	33.4	(22.5)	(2.7)	15.3	(7.1)
Counterparties without offsetting positions - assets	1.6	—	—	1.6	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	35.0	(22.5)	(2.7)	16.9	(7.1)
Total Derivatives
Counterparties with offsetting positions or collateral	166.7	(256.6)	26.9	46.6	(109.6)
Counterparties without offsetting positions - assets	23.0	—	—	23.0	—
Counterparties without offsetting positions - liabilities	—	—	—	—	—
	$189.7	$(256.6)	$26.9	$69.6	$(109.6)

Some of our hedges are futures contracts executed through brokers that clear the hedges through an exchange. We maintain a margin deposit with the brokers in an amount sufficient to cover the fair value of our open futures positions. The margin deposit is considered collateral, which is included within Other current assets on our Consolidated Balance Sheets and is not offset against the fair value of our derivative instruments. Our derivative instruments other than our futures contracts are executed under International Swaps and Derivatives Association agreements (“ISDAs”), which govern the key terms with our counterparties. Our ISDAs contain credit-risk related contingent features and are not secured. As of September 30, 2026, we have outstanding net derivative positions that contain credit-risk related contingent features that are in a net liability position of $200.2 million. We have not been required to post any collateral related to these positions due to our credit rating. If our credit rating was to be downgraded one notch below investment grade by both Moody’s and S&P, as defined in our ISDAs, we estimate that as of September 30, 2026, we would not be required to post collateral to any counterparty and that no counterparty could request immediate, full settlement per the terms of our ISDAs.

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $272.5 million as of September 30, 2026. The estimated fair value is net of an adjustment for credit risk based on the default probabilities as indicated by market quotes for our counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented. Our futures contracts that are cleared through an exchange are margined daily and do not require any credit adjustment.

The following tables reflect amounts recorded in OCI and amounts reclassified from OCI to revenue for the periods presented:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2026	2025	2026	2025
Commodity contracts	$(254.0)	$41.0	$(294.9)	$83.0

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss)	2026	2025	2026	2025
Revenues	$(36.6)	$22.6	$(26.5)	$44.2

As of September 30, 2026, we expect to reclassify commodity hedge related net deferred losses of $(98.1) million included in Accumulated OCI into earnings before income taxes over the next twelve months. However, actual amounts reclassified into earnings could be greater or less than the net amount reported in Accumulated OCI. As of September 30, 2026, the maximum length of time over which we have hedged our exposure to the variability in future cash flows is through 2029.

Our consolidated earnings are also affected by the use of the mark-to-market method of accounting for derivative instruments that do not qualify for hedge accounting or that have not been designated as hedges. The changes in fair value of these instruments are recorded on our Consolidated Balance Sheets and through earnings in our Consolidated Statements of Operations rather than being deferred until the anticipated transaction settles. The use of mark-to-market accounting for financial assets and liabilities (“financial instruments”) can cause non-cash earnings volatility due to changes in the underlying commodity price indices. For the three months ended September 30, 2026, we had net unrealized mark-to-market gains primarily driven by favorable movement in natural gas forward basis prices on open positions. For the nine months ended September 30, 2026, we had net unrealized mark-to-market gains primarily related to the settlement of derivative liability positions, partially offset by losses resulting from unfavorable movements in natural gas forward basis prices on open positions.

	Location of Gain (Loss)	Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Derivatives	2026	2025	2026	2025
Commodity contracts	Revenue	$54.7	$(73.1)	$(256.9)	$(152.1)

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

The fair values of our derivative instruments are sensitive to changes in forward pricing on natural gas, NGLs and crude oil. The derivatives at September 30, 2026 represent a net liability position of $272.5 million which reflects the present value, adjusted for counterparty credit risk, of the amount we expect to receive or pay in the future on our derivative instruments. If forward pricing on natural gas, NGLs and crude oil were to increase by 10%, the result would be a fair value reflecting a net liability of $477.9 million. If forward pricing on natural gas, NGLs and crude oil were to decrease by 10%, the result would be a fair value reflecting a net liability of $67.1 million.

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

The following table shows a breakdown by fair value hierarchy category for (i) financial instruments measurements included on our Consolidated Balance Sheets at fair value and (ii) supplemental fair value disclosures for other financial instruments:

	September 30, 2026
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$98.8	$98.8	$—	$98.8	$—
Liabilities from commodity derivative contracts (1)	371.3	371.3	—	371.3	—
Contingent consideration liability	30.8	30.8	—	—	30.8
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	142.6	142.6	—	—	—
TRGP Revolver and Commercial Paper Program	860.0	860.0	—	860.0	—
TRGP Senior unsecured notes	14,211.9	13,546.6	—	13,546.6	—
Partnership’s Senior unsecured notes	3,649.9	3,514.8	—	3,514.8	—
Securitization Facility	451.0	451.0	—	451.0	—

	December 31, 2025
	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Fair Value:
Assets from commodity derivative contracts (1)	$189.3	$189.3	$—	$189.2	$0.1
Liabilities from commodity derivative contracts (1)	256.2	256.2	—	255.2	1.0
Contingent consideration liability	0.3	0.3	—	—	0.3
Financial Instruments Recorded on Our Consolidated Balance Sheets at Carrying Value:
Cash and cash equivalents	166.1	166.1	—	—	—
TRGP Revolver and Commercial Paper Program	161.0	161.0	—	161.0	—
TRGP Senior unsecured notes	12,711.7	12,928.6	—	12,928.6	—
Partnership’s Senior unsecured notes	4,329.2	4,316.2	—	4,316.2	—

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

On October 26, 2023, we received a final judgment in a lawsuit alleging a breach of contract related to the major winter storm in February 2021. The damages awarded against us are approximately $6.9 million, not including pre-judgment interest. Both parties appealed the judgment. On December 9, 2025, the Fifth Circuit Court of Appeals (i) reversed the trial court’s summary judgment in favor of Targa and remanded the case to trial court for further proceedings and (ii) upheld the $6.9 million jury verdict in favor of MIECO. On July 24, 2026, the Fifth Circuit Court of Appeals again upheld the jury verdict but partially granted Targa’s motion for reconsideration and certified two questions to the Texas Supreme Court.

On June 30, 2026, we received a Revised Proposed Agreed Order from the TCEQ to resolve alleged violations of state air emissions regulations at our Mont Belvieu, Texas NGL fractionation and storage complex. The alleged violations relate primarily to the period from August 25, 2020, through December 31, 2022. On July 7, 2026, Targa paid an administrative penalty of approximately $0.5 million and agreed to perform a Supplemental Environmental Project for an equal amount. On November 4, 2026, the TCEQ approved the Agreed Order.

Note 14 — Revenue

Fixed consideration allocated to remaining performance obligations

The following table presents the estimated minimum revenue related to unsatisfied performance obligations at the end of the reporting period, and is comprised of fixed consideration primarily attributable to contracts with minimum volume commitments, for which a guaranteed amount of revenue can be calculated. These contracts are comprised primarily of gathering and processing, fractionation, transportation, export, terminaling and storage agreements, with remaining contract terms ranging from 1 to 20 years.

	2026	2027	2028 and after
Fixed consideration to be recognized as of September 30, 2026	$94.0	$434.8	$1,998.7

Based on the optional exemptions that we elected to apply, the amounts presented in the table above exclude remaining performance obligations for (i) variable consideration for which the allocation exception is met and (ii) contracts with an original expected duration of one year or less.

Deferred Revenue

Deferred revenue as of September 30, 2026 and December 31, 2025 was $140.1 million and $135.7 million, respectively. As of September 30, 2026, $24.3 million of deferred revenue is included in Accrued liabilities and $115.8 million is included in Other long-term liabilities on our Consolidated Balance Sheets. Deferred revenue includes contributions in aid of construction received from customers related to owned property, plant, and equipment for which revenue is recognized over the expected contract term. Deferred revenue also includes consideration received in 2015 and 2017 amendments to a gas gathering and processing agreement. The deferred revenue related to these amendments is being recognized through the end of the agreement’s term in 2035.

For the three and nine months ended September 30, 2026, we recognized revenue of $6.0 million and $17.0 million, respectively, from prior period deferral. For the three and nine months ended September 30, 2025, we recognized revenue of $5.1 million and $15.4 million, respectively.

For disclosures related to disaggregated revenue, see “Note 17 – Segment Information.”

Note 15 — Income Taxes

We record income taxes using an estimated annual effective tax rate and recognize specific events discretely as they occur. Our effective tax rate for the three months ended September 30, 2026 was below the U.S. corporate statutory rate of 21% primarily due to excess tax-deductible stock compensation, partially offset by state income taxes. Our effective tax rate for the nine months ended September 30, 2026 was above the U.S. corporate statutory rate primarily due to state income taxes, partially offset by excess tax-deductible stock compensation. Our effective tax rate for the three and nine months ended September 30, 2025 was higher than the U.S. corporate statutory rate of 21% primarily due to state income taxes, partially offset by excess tax-deductible stock compensation.

We regularly evaluate the realizable tax benefits of deferred tax assets and record a valuation allowance, if required, based on an estimate of the amount of deferred tax assets that we believe does not meet the more-likely-than-not criteria of being realized. As of September 30, 2026 and December 31, 2025, our valuation allowance was $5.9 million.

We are subject to tax in the U.S. and various state jurisdictions, and we are subject to periodic audits and reviews by taxing authorities. As of September 30, 2026, examinations by the Internal Revenue Service (the “IRS”) are currently in process for the 2022 and 2024 taxable years of certain wholly owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Note 16 — Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
Cash:
Interest paid, net of capitalized interest (1)	$800.8	$740.7
Income taxes paid, net of refunds	1.3	24.5
Non-cash investing activities:
Change in deadstock commodity inventory	$11.5	$(9.7)
Impact of net accruals on capital expenditures	206.9	2.5
Change in ARO liability and property, plant and equipment, net due to additions and revised cash flow estimates	6.7	1.9
Non-cash financing activities:
Changes in accrued distributions to noncontrolling interests	$(0.3)	$(13.7)
Transfers to noncontrolling interests (2)	6.4	—
Changes in lease liabilities from recognition (derecognition) of right-of-use assets:
Operating lease	$25.4	$(2.5)
Finance lease (3)	519.6	108.1

(1)
Interest capitalized on major projects, including investments in unconsolidated affiliates, was $96.8 million and $55.6 million for the nine months ended September 30, 2026 and 2025.
(2)
Represents the transfer of an undivided interest in certain gas gathering and processing facilities to a joint owner upon Targa's recovery of a specified payout amount for our initial full funding of the facilities.
(3)
The amount for the nine months ended September 30, 2026 includes activity related to the amendment of a compressor lease agreement. See “Note 8 – Leases” for further details.

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

The following tables show reportable segment information for the periods presented:

	Three Months Ended September 30, 2026
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$223.9	$4,435.9	$4,659.8	$63.1	$—	$4,722.9
Fees from midstream services	645.2	230.5	875.7	—	—	875.7
	869.1	4,666.4	5,535.5	63.1	—	5,598.6
Intersegment revenues
Sales of commodities	1,826.4	46.9	1,873.3	—	(1,873.3)	—
Fees from midstream services	2.8	10.6	13.4	—	(13.4)	—
	1,829.2	57.5	1,886.7	—	(1,886.7)	—
Revenues	$2,698.3	$4,723.9	$7,422.2	$63.1	$(1,886.7)	$5,598.6
Operating expenses	$256.3	$117.1	$373.4	$—
Other segment items (1)	1,628.4	3,835.8	5,464.2	—
Operating margin	813.6	771.0	1,584.6	63.1
Other financial information:
Total assets (2)	$17,680.1	$11,603.6	$29,283.7	$4.1	$308.0	$29,595.8
Goodwill	118.9	—	118.9	—	—	118.9
Capital expenditures	786.7	451.4	1,238.1	—	4.2	1,242.3

	Three Months Ended September 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$228.1	$3,278.3	$3,506.4	$(36.5)	$—	$3,469.9
Fees from midstream services	472.3	209.0	681.3	—	—	681.3
	700.4	3,487.3	4,187.7	(36.5)	—	4,151.2
Intersegment revenues
Sales of commodities	1,173.0	39.3	1,212.3	—	(1,212.3)	—
Fees from midstream services	0.4	8.2	8.6	—	(8.6)	—
	1,173.4	47.5	1,220.9	—	(1,220.9)	—
Revenues	$1,873.8	$3,534.8	$5,408.6	$(36.5)	$(1,220.9)	$4,151.2
Operating expenses	$236.1	$98.6	$334.7	$—
Other segment items (1)	1,000.1	2,726.0	3,726.1	—
Operating margin	637.6	710.2	1,347.8	(36.5)
Other financial information:
Total assets (2)	$14,214.1	$9,686.0	$23,900.1	$4.1	$270.6	$24,174.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	553.0	302.9	855.9	—	5.7	861.6

	Nine Months Ended September 30, 2026
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$820.3	$10,784.2	$11,604.5	$55.9	$—	$11,660.4
Fees from midstream services	1,785.6	687.4	2,473.0	—	—	2,473.0
	2,605.9	11,471.6	14,077.5	55.9	—	14,133.4
Intersegment revenues
Sales of commodities	3,178.3	129.4	3,307.7	—	(3,307.7)	—
Fees from midstream services	1.9	30.1	32.0	—	(32.0)	—
	3,180.2	159.5	3,339.7	—	(3,339.7)	—
Revenues	$5,786.1	$11,631.1	$17,417.2	$55.9	$(3,339.7)	$14,133.4
Operating expenses	$730.8	$331.6	$1,062.4	$—
Other segment items (1)	2,805.6	8,806.9	11,612.5	—
Operating margin	2,249.7	2,492.6	4,742.3	55.9
Other financial information:
Total assets (2)	$17,680.1	$11,603.6	$29,283.7	$4.1	$308.0	$29,595.8
Goodwill	118.9	—	118.9	—	—	118.9
Capital expenditures	2,079.6	1,250.2	3,329.8	—	25.2	3,355.0

	Nine Months Ended September 30, 2025
	Gathering and Processing	Logistics and Transportation	Total Reportable Segments	Other	Corporate and Eliminations	Total
Revenues
Sales of commodities	$632.1	$10,363.3	$10,995.4	$(4.8)	$—	$10,990.6
Fees from midstream services	1,358.0	624.2	1,982.2	—	—	1,982.2
	1,990.1	10,987.5	12,977.6	(4.8)	—	12,972.8
Intersegment revenues
Sales of commodities	3,821.5	147.9	3,969.4	—	(3,969.4)	—
Fees from midstream services	0.9	22.8	23.7	—	(23.7)	—
	3,822.4	170.7	3,993.1	—	(3,993.1)	—
Revenues	$5,812.5	$11,158.2	$16,970.7	$(4.8)	$(3,993.1)	$12,972.8
Operating expenses	$663.7	$299.5	$963.2	$—
Other segment items (1)	3,321.4	8,869.4	12,190.8	—
Operating margin	1,827.4	1,989.3	3,816.7	(4.8)
Other financial information:
Total assets (2)	$14,214.1	$9,686.0	$23,900.1	$4.1	$270.6	$24,174.8
Goodwill	45.2	—	45.2	—	—	45.2
Capital expenditures	1,447.2	899.4	2,346.6	—	25.8	2,372.4

(1)
“Other segment items” represents Product purchases and fuel.
(2)
Assets in the Corporate and Eliminations column primarily include tax-related assets, cash, prepaids and debt issuance costs for our revolving credit facilities.

The following table shows our consolidated revenues disaggregated by product and service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales of commodities:
Revenue recognized from contracts with customers:
Natural gas	$683.0	$502.5	$844.1	$1,642.6
NGL	3,843.9	2,909.9	10,586.5	9,119.6
Condensate and crude oil	177.9	108.0	513.2	336.3
	4,704.8	3,520.4	11,943.8	11,098.5
Non-customer revenue:
Derivative activities - Hedge	(36.6)	22.6	(26.5)	44.2
Derivative activities - Non-hedge (1)	54.7	(73.1)	(256.9)	(152.1)
	18.1	(50.5)	(283.4)	(107.9)
Total sales of commodities	4,722.9	3,469.9	11,660.4	10,990.6

Fees from midstream services:
Revenue recognized from contracts with customers:
Gathering and processing	634.2	465.9	1,746.9	1,338.6
NGL transportation, fractionation and services	111.2	78.3	300.3	229.9
Storage, terminaling and export	128.9	121.8	414.2	382.9
Other	1.4	15.3	11.6	30.8
Total fees from midstream services	875.7	681.3	2,473.0	1,982.2

Total revenues	$5,598.6	$4,151.2	$14,133.4	$12,972.8

(1)
Represents derivative activities that are not designated as hedging instruments under ASC 815.

The following table shows a reconciliation of reportable segment Operating margin to Income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of reportable segment operating margin to income (loss) before income taxes:
Total reportable segments operating margin	$1,584.6	$1,347.8	$4,742.3	$3,816.7
Other operating margin	63.1	(36.5)	55.9	(4.8)
Depreciation and amortization expense	(459.6)	(383.5)	(1,338.7)	(1,124.8)
General and administrative expense	(112.9)	(104.8)	(328.8)	(294.3)
Other operating income (expense)	20.8	13.9	46.7	21.0
Interest expense, net	(232.8)	(221.3)	(697.0)	(636.8)
Equity earnings (loss)	10.2	6.4	26.6	17.0
Other, net	(22.6)	(1.1)	(40.0)	0.2
Income (loss) before income taxes	$850.8	$620.9	$2,467.0	$1,794.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), as well as the unaudited consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q for the quarter ended September 30, 2026 (“Quarterly Report”).

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
•
East Pembrook plant, a 275 MMcf/d plant in Permian Midland (the “East Pembrook plant”), commenced operations in the first quarter of 2026.
•
East Driver plant, a 275 MMcf/d plant in Permian Midland (the “East Driver plant”), commenced operations in the second quarter of 2026.

•
Copperhead plant, a 275 MMcf/d plant in Permian Delaware (the “Copperhead plant”), expected to begin operations in the fourth quarter of 2026.
•
Yeti plant, a 275 MMcf/d plant in Permian Delaware (the “Yeti plant”), expected to begin operations in the second quarter of 2027.
•
Yeti II plant, a 275 MMcf/d plant in Permian Delaware (the “Yeti II plant”), expected to begin operations in the third quarter of 2027.
•
Roadrunner III plant, a 265 MMcf/d plant in Permian Delaware (the “Roadrunner III plant”), expected to begin operations in the first quarter of 2028.
•
Copperhead II plant, a 275 MMcf/d plant in Permian Delaware (the “Copperhead II plant”), expected to begin operations in the first quarter of 2028.
•
Wrangler plant, a 275 MMcf/d plant in Permian Delaware (the “Wrangler plant”), expected to begin operations in the second quarter of 2028.
•
Ranger plant, a 275 MMcf/d plant in Permian Delaware (the “Ranger plant”), expected to begin operations in the second quarter of 2028.
•
Ranger II plant, a 275 MMcf/d plant in Permian Delaware (the “Ranger II plant”), expected to begin operations in the second quarter of 2028.

Fractionation Expansions

Our new 150 MBbl/d fractionation train additions include:

•
Train 11 in Mont Belvieu, Texas (“Train 11”), commenced operations in the second quarter of 2026.
•
Train 12 in Mont Belvieu, Texas (“Train 12”), commenced operations in the fourth quarter of 2026.
•
Train 13 in Mont Belvieu, Texas (“Train 13”), expected to begin operations in the first quarter of 2028.
•
In November 2026, we announced plans to construct a new 150 MBbl/d fractionation train in Mont Belvieu, Texas (“Train 14”). Train 14 is expected to begin operations in the first quarter of 2029.

NGL Pipeline Expansions

•
In February 2025, we announced an intra-Delaware Basin expansion of our NGL pipeline system (“Delaware Express”) in Permian Delaware. The expansion commenced operations in the second quarter of 2026.
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

Natural Gas Pipelines

•
In August 2025, we announced a 43-mile extension of our Bull Run intrastate natural gas pipeline (the “Bull Run Extension”) to expand and enhance connectivity of our Permian Delaware system to the Waha hub in West Texas. The Bull Run Extension commenced operations in the fourth quarter of 2026.
•
In September 2025, we announced a new 35-mile intrastate natural gas pipeline that will enhance connectivity across several of our plants in the Permian Midland and a 55-mile conversion of an existing Targa pipeline into natural gas service (together, “Buffalo Run”) that will connect our Permian Midland and Permian Delaware intra-basin natural gas systems. Buffalo Run is expected to be completed in stages and fully complete in the first quarter of 2028.
•
In November 2025, we announced the Forza Pipeline (“Forza”), a new 36-mile interstate natural gas pipeline in Permian Delaware that will connect our new and existing gas plants and enhance connectivity to the Waha hub. Forza filed a certificate application on December 3, 2025, with the FERC and, pending receipt of necessary regulatory approvals, is expected to begin operations in the second quarter of 2028.
•
In August 2026, we announced a new 70-mile intrastate natural gas pipeline (“Bull Run II”) that will enhance connectivity of our Permian Delaware system to the Waha hub in West Texas. Bull Run II is expected to begin operations in the second quarter of 2028.

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

For additional information, see “Note 4 – Acquisitions and Joint Ventures” to our Consolidated Financial Statements.

ExxonMobil Commercial Agreements

In August 2026, we entered into long-term fee-based agreements with subsidiaries of ExxonMobil for integrated natural gas gathering and processing and downstream services in the Permian Basin. These agreements meaningfully add to and extend our strategic relationship with ExxonMobil with significant acreage dedications in the Delaware and Midland basins under 20-year agreements.

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

For the three and nine months ended September 30, 2026, we repurchased 180,768 shares and 716,671 shares of our common stock at a weighted average per share price of $287.64 and $261.04 for a total net cost of $52.0 million and $187.1 million, respectively. As of September 30, 2026, there was $1,186.5 million remaining under the Share Repurchase Programs.

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

Corporation Tax Matters

As of September 30, 2026, examinations by the Internal Revenue Service (the “IRS”) are currently in process for the 2022 and 2024 taxable years of certain wholly owned and consolidated subsidiaries that are treated as partnerships for U.S. federal income tax purposes. We are responding to information requests from the IRS with respect to these audits. We do not expect there to be any audit adjustments that would materially change our taxable income.

Federal statutes of limitations for returns filed in 2022 (for taxable year 2021) have expired. The statute of limitations expired on substantially all 2021 state income tax returns that were filed prior to October 15, 2022. For Texas, the statute of limitations has expired for report year 2022 returns. However, tax authorities could review and adjust carryover attributes (e.g., net operating losses) generated in a closed tax year if utilized in an open tax year.

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
Net income (loss) attributable to Targa Resources Corp.	$658.2	$478.4	$1,902.4	$1,378.0
Interest (income) expense, net	232.8	221.3	697.0	636.8
Income tax expense (benefit)	174.7	134.3	525.8	390.6
Depreciation and amortization expense	459.6	383.5	1,338.7	1,124.8
(Gain) loss on sale or disposition of assets	(3.6)	(4.2)	(5.4)	(5.4)
Write-down of assets	2.4	1.5	7.4	13.1
(Gain) loss from financing activities	0.1	1.9	10.2	2.5
Equity (earnings) loss	(10.2)	(6.4)	(26.6)	(17.0)
Distributions from unconsolidated affiliates	8.1	7.6	20.0	18.7
Change in contingent consideration	22.6	—	23.8	—
Compensation on equity grants	17.4	17.5	58.6	52.2
Risk management activities	(63.1)	36.5	(55.9)	4.8
Noncontrolling interests adjustments (1)	5.3	2.9	14.1	8.6
Litigation and environmental reserves (2)	—	—	—	8.6
Adjusted EBITDA	$1,504.3	$1,274.8	$4,510.1	$3,616.3
Interest expense on debt obligations (3)	(227.1)	(216.5)	(681.3)	(624.0)
Cash tax (expense) benefit	(0.4)	24.5	(1.1)	(5.1)
Adjusted Cash Flow from Operations	$1,276.8	$1,082.8	$3,827.7	$2,987.2
Maintenance capital expenditures, net (4)	(57.2)	(57.0)	(147.2)	(163.2)
Growth capital expenditures, net (4)	(1,186.0)	(853.0)	(3,213.7)	(2,332.6)
Adjusted Free Cash Flow	$33.6	$172.8	$466.8	$491.4

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

Consolidated Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	(In millions)
Revenues:
Sales of commodities	$4,722.9	$3,469.9	$1,253.0	36%	$11,660.4	$10,990.6	$669.8	6%
Fees from midstream services	875.7	681.3	194.4	29%	2,473.0	1,982.2	490.8	25%
Total revenues	5,598.6	4,151.2	1,447.4	35%	14,133.4	12,972.8	1,160.6	9%
Product purchases and fuel	3,578.6	2,506.4	1,072.2	43%	8,275.1	8,200.2	74.9	1%
Operating expenses	372.3	333.5	38.8	12%	1,060.1	960.7	99.4	10%
Depreciation and amortization expense	459.6	383.5	76.1	20%	1,338.7	1,124.8	213.9	19%
General and administrative expense	112.9	104.8	8.1	8%	328.8	294.3	34.5	12%
Other operating (income) expense	(20.8)	(13.9)	(6.9)	50%	(46.7)	(21.0)	(25.7)	122%
Income (loss) from operations	1,096.0	836.9	259.1	31%	3,177.4	2,413.8	763.6	32%
Interest expense, net	(232.8)	(221.3)	(11.5)	5%	(697.0)	(636.8)	(60.2)	9%
Equity earnings (loss)	10.2	6.4	3.8	59%	26.6	17.0	9.6	56%
Other, net	(22.6)	(1.1)	(21.5)	NM	(40.0)	0.2	(40.2)	NM
Income tax (expense) benefit	(174.7)	(134.3)	(40.4)	30%	(525.8)	(390.6)	(135.2)	35%
Net income (loss)	676.1	486.6	189.5	39%	1,941.2	1,403.6	537.6	38%
Less: Net income (loss) attributable to noncontrolling interests	17.9	8.2	9.7	118%	38.8	25.6	13.2	52%
Net income (loss) attributable to Targa Resources Corp.	658.2	478.4	179.8	38%	1,902.4	1,378.0	524.4	38%
Premium on repurchase of noncontrolling interests, net of tax	—	—	—	—	—	70.5	(70.5)	(100%)
Net income (loss) attributable to common shareholders	$658.2	$478.4	$179.8	38%	$1,902.4	$1,307.5	$594.9	45%
Financial data:
Adjusted EBITDA (1)	$1,504.3	$1,274.8	$229.5	18%	$4,510.1	$3,616.3	$893.8	25%
Adjusted cash flow from operations (1)	1,276.8	1,082.8	194.0	18%	3,827.7	2,987.2	840.5	28%
Adjusted free cash flow (1)	33.6	172.8	(139.2)	(81%)	466.8	491.4	(24.6)	(5%)

(1)
Adjusted EBITDA, adjusted cash flow from operations and adjusted free cash flow are non-GAAP financial measures and are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Operations.”

NM Due to a low denominator, the noted percentage change is disproportionately high and as a result, considered not meaningful.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The increase in commodity sales reflected higher NGL, natural gas and condensate prices ($801.5 million), higher NGL, natural gas and condensate volumes ($383.0 million) and the favorable impact of hedges ($68.5 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, and higher transportation and fractionation fees.

The increase in product purchases and fuel reflected higher NGL and natural gas prices, and higher NGL and natural gas volumes.

The increase in operating expenses was primarily due to higher labor and maintenance costs and taxes in part due to system expansions, and the acquisition of certain assets in the Permian Basin, partially offset by lower compressor rental costs.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the acquisition of certain assets in the Permian Basin, the impact of system expansions on our asset base and higher amortization of right-of-use assets for finance leases.

The increase in interest expense, net, was primarily due to higher borrowings and finance leases, partially offset by an increase in capitalized interest.

Other, net, primarily includes the change in fair value of a contingent consideration liability related to the Dovetail Acquisition in the fourth quarter of 2025. See “Note 4 – Acquisitions and Joint Ventures” and “Note 12 – Fair Value Measurements” for further details on the Dovetail Acquisition.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income, partially offset by the increase in excess tax-deductible stock compensation.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The increase in commodity sales reflected higher NGL, natural gas and condensate volumes ($1,279.6 million) and higher NGL and condensate prices ($562.0 million), partially offset by lower natural gas prices ($996.3 million) and the unfavorable impact of hedges ($175.5 million).

The increase in fees from midstream services was primarily due to higher gas gathering and processing fees, and higher transportation and fractionation fees.

Product purchases and fuel were relatively flat which reflected higher NGL and natural gas volumes and higher NGL prices, partially offset by lower natural gas prices.

The increase in operating expenses was primarily due to higher labor and maintenance costs, and taxes in part due to system expansions, and the acquisition of certain assets in the Permian Basin, partially offset by lower compressor rental costs.

See “—Results of Operations—By Reportable Segment” for additional information on a segment basis.

The increase in depreciation and amortization expense was primarily due to the acquisition of certain assets in the Permian Basin, the impact of system expansions on our asset base and higher amortization of right-of-use assets for finance leases.

The increase in general and administrative expense was primarily due to higher compensation and benefits.

The increase in other operating (income) expense was primarily due to recognition of Section 45Q tax credits earned through our carbon capture and sequestration activities, and lower asset abandonment costs.

The increase in interest expense, net, was primarily due to higher borrowings and finance leases, partially offset by an increase in capitalized interest.

Other, net, primarily includes the change in fair value of a contingent consideration liability related to the Dovetail Acquisition in the fourth quarter of 2025. See “Note 4 – Acquisitions and Joint Ventures” and “Note 12 – Fair Value Measurements” for further details on the Dovetail Acquisition.

The increase in income tax (expense) benefit was primarily due to the increase in pre-tax book income.

The premium on repurchase of noncontrolling interests, net of tax was due to the Badlands Transaction in the first quarter of 2025.

Results of Operations—By Reportable Segment

The following table presents our operating margins by reportable segment:

	Gathering and Processing	Logistics and Transportation	Other
	(In millions)
Three Months Ended:
September 30, 2026	$813.6	$771.0	$63.1
September 30, 2025	637.6	710.2	(36.5)

Nine Months Ended:
September 30, 2026	$2,249.7	$2,492.6	$55.9
September 30, 2025	1,827.4	1,989.3	(4.8)

Gathering and Processing Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	(In millions, except operating statistics and price amounts)
Operating margin	$813.6	$637.6	$176.0	28%	$2,249.7	$1,827.4	$422.3	23%
Operating expenses	256.3	236.1	20.2	9%	730.8	663.7	67.1	10%
Adjusted operating margin	$1,069.9	$873.7	$196.2	22%	$2,980.5	$2,491.1	$489.4	20%
Operating statistics (1):
Plant natural gas inlet, MMcf/d (2) (3)
Permian Midland (4)	3,472.8	3,246.0	226.8	7%	3,341.2	3,113.5	227.7	7%
Permian Delaware	4,063.8	3,375.6	688.2	20%	3,813.0	3,190.6	622.4	20%
Total Permian	7,536.6	6,621.6	915.0	14%	7,154.2	6,304.1	850.1	13%

Central (5)	990.8	1,071.0	(80.2)	(7%)	1,009.2	1,047.6	(38.4)	(4%)

Badlands (5) (6)	149.7	129.9	19.8	15%	136.9	132.5	4.4	3%

Coastal	579.2	445.9	133.3	30%	568.0	414.6	153.4	37%

Total	9,256.3	8,268.4	987.9	12%	8,868.3	7,898.8	969.5	12%
NGL production, MBbl/d (3)
Permian Midland (4)	516.8	478.3	38.5	8%	496.0	452.8	43.2	10%
Permian Delaware	547.5	452.2	95.3	21%	506.2	408.8	97.4	24%
Total Permian	1,064.3	930.5	133.8	14%	1,002.2	861.6	140.6	16%

Central (5)	112.1	111.1	1.0	1%	110.8	109.7	1.1	1%

Badlands (5)	19.0	16.6	2.4	14%	17.4	16.5	0.9	5%

Coastal	39.3	36.9	2.4	7%	38.6	33.8	4.8	14%

Total	1,234.7	1,095.1	139.6	13%	1,169.0	1,021.6	147.4	14%
Crude oil gathered, MBbl/d	152.9	109.8	43.1	39%	144.0	120.7	23.3	19%
Natural gas sales, BBtu/d (3)	3,352.8	2,930.8	422.0	14%	3,158.9	2,782.3	376.6	14%
NGL sales, MBbl/d (3)	719.1	634.8	84.3	13%	675.6	604.1	71.5	12%
Condensate sales, MBbl/d	22.8	18.0	4.8	27%	22.3	18.7	3.6	19%
Average realized prices (7):
Natural gas, $/MMBtu	1.61	1.20	0.41	34%	(0.04)	1.45	(1.49)	(103%)
NGL, $/gal	0.50	0.39	0.11	28%	0.46	0.43	0.03	7%
Condensate, $/Bbl	78.79	67.75	11.04	16%	78.62	67.78	10.84	16%

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

The following table presents the realized commodity hedge gain (loss) attributable to our equity volumes that are included in the adjusted operating margin of the Gathering and Processing segment:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	7.3	$1.740	$12.7	7.5	$1.613	$12.1
NGL (MMgal)	109.3	(0.068)	(7.4)	69.3	0.038	2.6
Crude oil (MBbl)	0.8	(16.250)	(13.0)	0.7	6.286	4.4
			$(7.7)			$19.1

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	(In millions, except volumetric data and price amounts)
	Volume Settled	Price Spread (1)	Gain (Loss)	Volume Settled	Price Spread (1)	Gain (Loss)
Natural gas (BBtu)	23.4	$3.030	$70.9	22.6	$1.549	$35.0
NGL (MMgal)	317.9	(0.038)	(12.0)	250.5	(0.018)	(4.4)
Crude oil (MBbl)	2.3	(14.826)	(34.1)	2.1	5.000	10.5
			$24.8			$41.1

(1)
The price spread is the differential between the contracted derivative instrument pricing and the price of the corresponding settled commodity transaction.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The increase in adjusted operating margin was primarily due to higher natural gas inlet volumes in the Permian which drove higher fee-based margin. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Bull Moose II plant during the fourth quarter of 2025, the Falcon II and East Pembrook plants during the first quarter of 2026, the East Driver plant during the second quarter of 2026, continued strong producer activity and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

The increase in operating expenses was primarily due to higher volumes resulting from multiple plant additions and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The increase in adjusted operating margin was primarily due to higher natural gas inlet volumes in the Permian which drove higher fee-based margin, partially offset by lower natural gas prices. The increase in natural gas inlet volumes in the Permian was attributable to the addition of the Bull Moose II plant during the fourth quarter of 2025, the Falcon II and East Pembrook plants during the first quarter of 2026, the East Driver plant during the second quarter of 2026, continued strong producer activity and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

The increase in operating expenses was primarily due to higher volumes resulting from multiple plant additions and the acquisition of certain assets in the Permian Basin during the first quarter of 2026.

Logistics and Transportation Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	(In millions, except operating statistics)
Operating margin	$771.0	$710.2	$60.8	9%	$2,492.6	$1,989.3	$503.3	25%
Operating expenses	117.1	98.6	18.5	19%	331.6	299.5	32.1	11%
Adjusted operating margin	$888.1	$808.8	$79.3	10%	$2,824.2	$2,288.8	$535.4	23%
Operating statistics MBbl/d (1):
NGL pipeline transportation volumes (2)	1,171.7	1,017.0	154.7	15%	1,096.4	941.2	155.2	16%
Fractionation volumes	1,261.5	1,134.3	127.2	11%	1,204.7	1,028.3	176.4	17%
Export volumes (3)	447.9	407.4	40.5	10%	457.4	425.9	31.5	7%
NGL sales	1,367.7	1,249.3	118.4	9%	1,327.8	1,195.8	132.0	11%

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The increase in adjusted operating margin was due to higher pipeline transportation and fractionation margin and higher marketing margin. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and the addition of Train 11 in the second quarter of 2026. Marketing margin increased due to greater optimization opportunities.

The increase in operating expenses was primarily due to higher repairs and maintenance and compensation and benefits including costs related to system expansions.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The increase in adjusted operating margin was due to higher marketing margin and higher pipeline transportation and fractionation margin. Marketing margin increased due to greater optimization opportunities. Pipeline transportation and fractionation volumes benefited from higher supply volumes primarily from our Permian Gathering and Processing systems and the addition of Train 11 in the second quarter of 2026.

The increase in operating expenses was primarily due to higher compensation and benefits, repairs and maintenance, and taxes including costs related to system expansions.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
	(In millions)
Operating margin	$63.1	$(36.5)	$99.6	$55.9	$(4.8)	$60.7
Adjusted operating margin	$63.1	$(36.5)	$99.6	$55.9	$(4.8)	$60.7

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

Our Liquidity and Capital Resources

As of September 30, 2026, inclusive of our consolidated joint venture accounts, we had $142.6 million of Cash and cash equivalents on our Consolidated Balance Sheets. On a consolidated basis, our main sources of liquidity and capital resources are internally generated cash flows from operations, borrowings under the TRGP Revolver, the Commercial Paper Program, the Securitization Facility, and access to debt and equity capital markets. We have the ability to supplement these sources of liquidity with joint venture arrangements and proceeds from asset sales. Our exposure to adverse credit conditions includes our credit facilities, cash investments, hedging abilities, customer performance risks and counterparty performance risks.

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

Short-term Liquidity

Our short-term liquidity on a consolidated basis as of September 30, 2026, was:

Consolidated Total
(In millions)
Cash on hand (1)	$142.6
Total availability under the committed line of the Securitization Facility (2)	600.0
Total availability under the TRGP Revolver and Commercial Paper Program	3,500.0
4,242.6

Outstanding borrowings under the Securitization Facility	(451.0)
Outstanding borrowings under the TRGP Revolver and Commercial Paper Program	(860.0)
Outstanding letters of credit under the TRGP Revolver	(17.9)
Total liquidity	$2,913.7

(1)
Includes cash held in our consolidated joint venture accounts.
(2)
The total capacity of the Securitization Facility is $800 million, which is comprised of a committed line of up to $600 million and an uncommitted line of up to $200 million.

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

A portion of our capital resources are allocated to letters of credit to satisfy certain counterparty credit requirements. As of September 30, 2026, we had $17.9 million in letters of credit outstanding under the TRGP Revolver. The letters of credit also reflect certain counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.

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

Our working capital as of September 30, 2026 increased $175.8 million compared to December 31, 2025. The increase was primarily due to higher trade receivables and lower Current debt obligations as a result of the redemption of all of the Partnership's 6.875% Senior Unsecured Notes due 2029, partially offset by higher product purchases and fuel payables, a higher outstanding balance on the Securitization Facility, and higher payable balances due to capital spending on growth projects.

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

Compliance with Debt Covenants

As of September 30, 2026, we were in compliance with the covenants contained in our various debt agreements.

Cash Flow Analysis

Cash Flows from Operating Activities

Nine Months Ended September 30,
2026	2025	2026 vs. 2025
(In millions)
$3,545.9	$2,411.9	$1,134.0

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

The increase in net cash provided by operating activities was primarily due to a decrease in payments for product purchases resulting from lower natural gas prices and higher collections from customers resulting from higher revenues in 2026 compared to 2025, partially offset by higher payments for operating costs, hedging activities, and interest on debt.

Cash Flows from Investing Activities

Nine Months Ended September 30,
2026	2025	2026 vs. 2025
(In millions)
$(4,407.6)	$(2,461.2)	$(1,946.4)

The increase in net cash used in investing activities was primarily due to outlays for the Stakeholder Acquisition and higher outlays for major capital growth projects in 2026.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Source of Financing Activities, net
Debt, including financing costs	$1,866.8	$3,122.9
Repurchase of noncontrolling interests	—	(1,800.4)
Dividends paid to common shareholders	(758.2)	(602.5)
Contributions from (distributions to) noncontrolling interests, net	(18.1)	(28.9)
Repurchases of shares and Other, net	(252.3)	(675.0)
Net cash provided by (used in) financing activities	$838.2	$16.1

The increase in net cash provided by financing activities was due to lower repurchases of noncontrolling interests primarily due to the Badlands Transaction in 2025 and lower repurchases of common stock, partially offset by lower proceeds from debt activity and by higher dividends paid. The decrease in cash flows from our debt activity during the nine months ended September 30, 2026 as compared to the same period in 2025 was due to lower proceeds from the issuance of our senior unsecured notes in 2026, partially offset by higher proceeds from net borrowings under the Commercial Paper Program and the Securitization Facility.

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

Summarized Combined Balance Sheet and Statement of Operations information for the Obligated Group as of the end of the most recent periods presented follows:

Summarized Combined Balance Sheet Information
	September 30, 2026	December 31, 2025
	(In millions)
ASSETS
Current assets	$145.6	$160.3
Current assets - affiliates	3.9	6.5
Long-term assets	77.9	73.3
Total assets	$227.4	$240.1

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities	$127.8	$928.9
Long-term liabilities	3,749.4	3,749.4
Targa Resources Corp. stockholders’ equity (deficit)	(3,649.8)	(4,438.2)
Total liabilities and owners’ equity (deficit)	$227.4	$240.1

Summarized Combined Statement of Operations Information
	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
	(In millions)
Operating income (loss)	$(293.3)	$(357.1)
Net income (loss)	(435.5)	(603.6)

Common Stock Dividends

The following table details the dividends on common stock declared and/or paid by us for the nine months ended September 30, 2026:

Three Months Ended	Date Paid or To Be Paid	Total Common Dividends Declared	Amount of Common Dividends Paid or To Be Paid	Dividends on Share-Based Awards	Dividends Declared per Share of Common Stock
(In millions, except per share amounts)
September 30, 2026	November 17, 2026	$270.0	$268.2	$1.8	$1.25
June 30, 2026	August 14, 2026	270.4	268.0	2.4	1.25
March 31, 2026	May 15, 2026	270.8	268.3	2.5	1.25
December 31, 2025	February 13, 2026	217.1	215.0	2.1	1.00

The actual amount we declare as dividends in the future depends on our consolidated financial condition, results of operations, cash flow, the level of our capital expenditures, future business prospects, compliance with our debt covenants and any other matters that our Board of Directors deems relevant.

Capital Expenditures

The following table details cash outlays for capital projects for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Capital expenditures:
Growth (1)	$3,206.1	$2,208.3
Maintenance (2)	148.9	164.1
Gross capital expenditures	3,355.0	2,372.4
Change in capital project payables and accruals, net	(200.6)	(2.3)
Cash outlays for capital projects	$3,154.4	$2,370.1

(1)
Growth capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, and including contributions to investments in unconsolidated affiliates, were $3,213.7 million and $2,332.6 million for the nine months ended September 30, 2026 and 2025.
(2)
Maintenance capital expenditures, net of any reimbursements of project costs and contributions from noncontrolling interests, were $147.2 million and $163.2 million for the nine months ended September 30, 2026 and 2025.

The increase in growth capital expenditures was primarily due to higher construction activities during 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, there were $98.1 million in surety bonds outstanding related to various performance obligations. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate and (ii) counterparty support. Obligations under these surety bonds are not normally called, as we typically comply with the underlying performance requirement.

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

The primary purpose of our commodity risk management activities is to hedge some of the exposure to commodity price risk and reduce fluctuations in our operating cash flow due to fluctuations in commodity prices. In an effort to reduce the variability of our cash flows, as of September 30, 2026, we have hedged the commodity price associated with a portion of our expected (i) natural gas, NGL, and condensate equity volumes in our Gathering and Processing operations that result from our percent-of-proceeds processing arrangements, (ii) future commodity purchases and sales in our Logistics and Transportation segment and (iii) natural gas transportation basis risk in our Logistics and Transportation segment. We hedge a higher percentage of our expected equity volumes in the current year compared to future years, for which we hedge incrementally lower percentages of expected equity volumes. We also enter into commodity financial instruments to help manage other short-term commodity-related business risks of our ongoing operations and in conjunction with marketing opportunities available to us in the operations of our logistics and transportation assets. With swaps, we typically receive an agreed fixed price for a specified notional quantity of commodities and we pay the hedge counterparty a floating price for that same quantity based upon published index prices. Since we receive from our customers substantially the same floating index price from the sale of the underlying physical commodity, these transactions are designed to effectively lock-in the agreed fixed price in advance for the volumes hedged. In order to avoid having a greater volume hedged than our actual equity volumes, we typically limit our use of swaps to hedge the prices of less than our expected equity volumes. We intend to continue to manage our exposure to commodity prices in the future by entering into derivative transactions using swaps, futures or other derivative instruments as market conditions permit.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our derivative instruments as of September 30, 2026:

	Fair Value	Result of 10% Price Decrease	Result of 10% Price Increase
	(In millions)
Natural gas	$(96.5)	$(38.4)	$(154.6)
NGL	(110.1)	(29.6)	(190.6)
Crude oil	(65.9)	0.9	(132.7)
Total	$(272.5)	$(67.1)	$(477.9)

The table above contains all derivative instruments outstanding as of the stated date for the purpose of hedging commodity price risk, which we are exposed to due to our equity volumes and future commodity purchases and sales, as well as basis differentials related to our gas transportation arrangements.

Our operating revenues increased (decreased) by $18.1 million and $(50.5) million during the three months ended September 30, 2026 and 2025, respectively, and $(283.4) million and $(107.9) million during the nine months ended September 30, 2026 and 2025, respectively, as a result of transactions accounted for as derivatives. The estimated fair value of our risk management position has moved from a net liability position of $66.9 million at December 31, 2025 to a net liability position of $272.5 million at September 30, 2026. The net liability position on our derivative contracts is primarily attributable to unfavorable movement in natural gas forward basis prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable-rate borrowings under the TRGP Revolver, the Commercial Paper Program and the Securitization Facility. As of September 30, 2026, we do not have any interest rate hedges. However, we may enter into interest rate hedges in the future with the intent to mitigate the impact of changes in interest rates on cash flows. To the extent that interest rates increase, interest expense for the TRGP Revolver, the Commercial Paper Program and the Securitization Facility will also increase. As of September 30, 2026, we had $1,311.0 million in outstanding variable-rate borrowings. A hypothetical change of 100 basis points in the rate of our variable interest rate debt would impact our consolidated annual interest expense by $13.1 million based on our September 30, 2026 debt balances.

Counterparty Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. The credit exposure related to commodity derivative instruments is represented by the fair value of the asset position (i.e. the fair value of expected future receipts) at the reporting date. Our futures contracts have limited credit risk since they are cleared through an exchange and are margined daily. Should the creditworthiness of one or more of the counterparties decline, our ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third party. In the event of a counterparty default, we may sustain a loss and our cash receipts could be negatively impacted. We have master netting provisions in the ISDA agreements with our derivative counterparties. These netting provisions allow us to net settle asset and liability positions with the same counterparties within the same Targa entity, and reduce our maximum loss due to counterparty credit risk by $3.9 million as of September 30, 2026. The range of losses attributable to our individual counterparties as of September 30, 2026 would be between $0.1 million and $2.4 million, depending on the counterparty in default.

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

We have an active credit management process, which is focused on controlling loss exposure due to bankruptcies or other liquidity issues of counterparties. Our allowance for credit losses was $0.7 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

During both the three and nine months ended September 30, 2026, revenues from two customers each represented approximately 11% of our consolidated revenues. These customers have activities within both our Gathering and Processing segment and our Logistics and Transportation segment. No customer comprised 10% or greater of our consolidated revenues during the three and nine months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered in this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities.

None.

Repurchase of Equity by Targa Resources Corp., or Affiliated Purchasers.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans (in thousands) (2)
July 1, 2026 - July 31, 2026	10,221	$258.61	3,835	$1,237,503
August 1, 2026 - August 31, 2026	108,770	$273.59	17,222	$1,232,503
September 1, 2026 - September 30, 2026	159,711	$288.02	159,711	$1,186,503

(1)
Includes 180,768 shares purchased under our 2024 Share Repurchase Program, as well as 97,934 shares that were withheld by us to satisfy tax withholding obligations of certain of our officers, directors and key employees that arose upon the lapse of restrictions on restricted stock.
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2+*	Retirement, Transition, Separation and General Release Agreement by and between William A. Byers and Targa Resources Corp., dated as of August 24, 2026.

22.1*	List of Subsidiary Guarantors.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targa Resources Corp.
(Registrant)

Date: November 5, 2026	By:	/s/ Benjamin J. Branstetter
Benjamin J. Branstetter
Chief Financial Officer
(Principal Financial Officer)